Form 10-Q
period 2020-12-31
NETSOL TECHNOLOGIES INC
filed 2021-02-16
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

Yes [  ] No [X]

The issuer had 12,147,458 shares issued and 11,360,519 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of February 9, 2021.

NETSOL TECHNOLOGIES, INC.

Page	2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$32,003,647	$20,166,830
Accounts receivable, net of allowance of $308,236 and $435,611	5,213,604	10,131,752
Accounts receivable - related party, net of allowance of $1,373,099 and $90,594	-	1,282,505
Revenues in excess of billings, net of allowance of $153,650 and $188,914	13,290,010	17,198,281
Revenues in excess of billings - related party, net of allowance of $8,163 and $0	-	8,163
Other current assets, net of allowance of $1,243,633 and $0	2,395,985	3,108,180
Total current assets	52,903,246	51,895,711
Revenues in excess of billings, net - long term	356,059	1,300,289
Convertible note receivable - related party, net of allowance of $4,250,000 and $0	-	4,250,000
Property and equipment, net	12,209,500	11,329,631
Right of use of assets - operating leases	1,937,907	2,360,129
Long term investment	3,734,907	2,387,692
Other assets	47,190	41,992
Intangible assets, net	4,753,543	5,391,077
Goodwill	9,516,568	9,516,568
Total assets	$85,458,920	$88,473,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,327,192	$5,680,837
Current portion of loans and obligations under finance leases	10,383,572	9,139,561
Current portion of operating lease obligations	1,169,960	1,111,912
Unearned revenues	3,753,781	4,095,472
Common stock to be issued	88,324	88,324
Total current liabilities	21,722,829	20,116,106
Loans and obligations under finance leases; less current maturities	1,554,317	1,539,975
Operating lease obligations; less current maturities	962,724	1,339,965
Total liabilities	24,239,870	22,996,046
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized;
12,147,458 shares issued and 11,452,959 outstanding as of December 31, 2020 and 12,122,149 shares issued and 11,874,646 outstanding as of June 30, 2020	121,476	121,222
Additional paid-in-capital	128,823,181	128,677,754
Treasury stock (at cost, 694,499 shares and 247,503 shares as of December 31, 2020 and June 30, 2020, respectively)	(2,848,640)	(1,455,969)
Accumulated deficit	(40,104,089)	(34,269,817)
Other comprehensive loss	(32,060,151)	(34,085,047)
Total NetSol stockholders’ equity	53,931,777	58,988,143
Non-controlling interest	7,287,273	6,488,900
Total stockholders’ equity	61,219,050	65,477,043
Total liabilities and stockholders’ equity	$85,458,920	$88,473,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Page	3

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2020	2019	2020	2019
Net Revenues:
License fees	$2,586,504	$176,706	$2,589,979	$2,640,922
Subscription and support	5,724,802	5,104,736	10,896,665	9,711,112
Services	4,810,154	10,351,153	12,282,194	16,770,044
Services - related party	-	57,424	-	140,357
Total net revenues	13,121,460	15,690,019	25,768,838	29,262,435

Cost of revenues:
Salaries and consultants	5,294,662	4,625,872	9,821,311	9,080,836
Travel	159,174	1,572,923	262,926	2,915,558
Depreciation and amortization	713,749	734,352	1,420,998	1,454,017
Other	911,566	954,912	1,839,719	1,899,436
Total cost of revenues	7,079,151	7,888,059	13,344,954	15,349,847

Gross profit	6,042,309	7,801,960	12,423,884	13,912,588

Operating expenses:
Selling and marketing	1,558,027	1,858,096	3,167,631	3,601,964
Depreciation and amortization	221,572	215,479	443,362	417,866
General and administrative	4,065,788	4,568,790	7,493,424	8,487,403
Research and development cost	110,419	454,605	196,408	1,127,575
Total operating expenses	5,955,806	7,096,970	11,300,825	13,634,808

Income from operations	86,503	704,990	1,123,059	277,780

Other income and (expenses)
Gain (loss) on sale of assets	(52,531)	528	(74,273)	239
Interest expense	(94,241)	(88,006)	(197,568)	(151,669)
Interest income	210,854	435,682	411,675	834,911
Gain (loss) on foreign currency exchange transactions	13,981	61,061	310,022	(1,699,129)
Share of net loss from equity investment	(43,685)	(164,796)	(151,535)	(354,020)
Other income	45,365	207,987	132,637	226,313
Total other income (expenses)	79,743	452,456	430,958	(1,143,355)

Net income (loss) before income taxes	166,246	1,157,446	1,554,017	(865,575)
Income tax provision	(245,434)	(610,510)	(509,728)	(848,748)
Net income (loss)	(79,188)	546,936	1,044,289	(1,714,323)
Non-controlling interest	(162,916)	39,039	(568,839)	472,351
Net income (loss) attributable to NetSol	$(242,104)	$585,975	$475,450	$(1,241,972)

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.02)	$0.05	$0.04	$(0.11)
Diluted	$(0.02)	$0.05	$0.04	$(0.11)

Weighted average number of shares outstanding
Basic	11,580,030	11,724,606	11,683,631	11,694,423
Diluted	11,580,030	11,724,606	11,683,631	11,694,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Page	4

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2020	2019	2020	2019
Net income (loss)	$(242,104)	$585,975	$475,450	$(1,241,972)
Other comprehensive income (loss):
Translation adjustment	1,633,906	2,009,060	2,728,630	3,496,761
Translation adjustment attributable to non-controlling interest	(483,826)	(244,031)	(703,734)	(828,387)
Net translation adjustment	1,150,080	1,765,029	2,024,896	2,668,374
Comprehensive income (loss) attributable to NetSol	$907,976	$2,351,004	$2,500,346	$1,426,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Page	5

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

A statement of the changes in equity for the three months ended December 31, 2020 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2020	12,137,045	$121,371	$128,764,618	$(1,920,645)	$(39,861,985)	$(33,210,231)	$6,640,531	$60,533,659
Common stock issued for:
Services	10,413	105	58,563	-	-	-	-	58,668
Purchase of treasury shares	-	-	-	(927,995)	-	-	-	(927,995)
Foreign currency translation adjustment	-	-	-	-	-	1,150,080	483,826	1,633,906
Net income (loss) for the period	-	-	-	-	(242,104)	-	162,916	(79,188)
Balance at December 31, 2020	12,147,458	$121,476	$128,823,181	$(2,848,640)	$(40,104,089)	$(32,060,151)	$7,287,273	$61,219,050

A statement of the changes in equity for the three months ended September 30, 2020 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2020	12,122,149	$121,222	$128,677,754	$(1,455,969)	$(34,269,817)	$(34,085,047)	$6,488,900	$65,477,043
Cumulative effect adjustment (1)	-	-	-	-	(6,309,722)		(474,578)	(6,784,300)
Subsidiary common stock issued for:
-Services	-	-	-	-	-	-	378	378
Common stock issued for:
Services	14,896	149	86,864	-	-	-	-	87,013
Purchase of treasury shares	-	-	-	(464,676)	-	-	-	(464,676)
Foreign currency translation adjustment	-	-	-	-	-	874,816	219,908	1,094,724
Net income for the period	-	-	-	-	717,554	-	405,923	1,123,477
Balance at September 30, 2020	12,137,045	$121,371	$128,764,618	$(1,920,645)	$(39,861,985)	$(33,210,231)	$6,640,531	$60,533,659

(1)	Cumulative effect adjustment relates to the adoption of Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Refer to Note 2 – Accounting Policies for more information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Page	6

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

A statement of the changes in equity for the three months ended December 31, 2019 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2019	11,972,109	$119,721	$128,052,079	$(1,455,969)	$(37,034,845)	$(32,221,661)	$8,605,749	$66,065,074
Common stock issued for:
Services	28,457	285	145,510	-	-	-	-	145,795
Dividend to non-controlling interest	-	-	-	-	-	-	(1,920,618)	(1,920,618)
Foreign currency translation adjustment	-	-	-	-	-	1,765,029	244,031	2,009,060
Net income	-	-	-	-	585,975	-	(39,039)	546,936
Balance at December 31, 2019	12,000,566	$120,006	$128,197,589	$(1,455,969)	$(36,448,870)	$(30,456,632)	$6,890,123	$66,846,247

A statement of the changes in equity for the three months ended September 30, 2019 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity

Balance at June 30, 2019	11,911,742	$119,117	$127,737,999	$(1,455,969)	$(35,206,898)	$(33,125,006)	$8,414,987	$66,484,230
Exercise of subsidiary common stock options	-	-	(28,097)	-	-	-	39,718	11,621
Common stock issued for:
Services	60,367	604	342,177	-	-	-	-	342,781
Foreign currency translation adjustment	-	-	-	-	-	903,345	584,356	1,487,701
Net loss for the period	-	-	-	-	(1,827,947)	-	(433,312)	(2,261,259)
Balance at September 30, 2019	11,972,109	$119,721	$128,052,079	$(1,455,969)	$(37,034,845)	$(32,221,661)	$8,605,749	$66,065,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Page	7

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,044,289	$(1,714,323)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,864,360	1,871,883
Provision for bad debts	(175,575)	(20,699)
Share of net loss from investment under equity method	151,535	354,020
Loss on sale of assets	74,273	(239)
Stock based compensation	165,164	328,585
Changes in operating assets and liabilities:
Accounts receivable	5,479,516	4,554,558
Accounts receivable - related party	-	2,229,695
Revenues in excess of billing	4,540,271	(1,088,693)
Revenues in excess of billing - related party	-	14,823
Other current assets	(252,781)	(208,065)
Accounts payable and accrued expenses	313,869	490,875
Unearned revenue	(554,077)	(3,019,493)
Net cash provided by operating activities	12,650,844	3,792,927

Cash flows from investing activities:
Purchases of property and equipment	(1,249,895)	(785,999)
Sales of property and equipment	123,194	32,524
Convertible note receivable - related party	-	(535,000)
Investment in associates	(93,000)	-
Net cash used in investing activities	(1,219,701)	(1,288,475)

Cash flows from financing activities:
Proceeds from exercise of subsidiary options	-	11,621
Purchase of treasury stock	(1,392,671)	-
Dividend paid by subsidiary to non-controlling interest	-	(1,920,618)
Proceeds from bank loans	705,338	2,074,341
Payments on finance lease obligations and loans - net	(175,352)	(102,499)
Net cash provided by (used in) financing activities	(862,685)	62,845
Effect of exchange rate changes	1,268,359	2,149,923
Net increase in cash and cash equivalents	11,836,817	4,717,220
Cash and cash equivalents at beginning of the period	20,166,830	17,366,364
Cash and cash equivalents at end of period	$32,003,647	$22,083,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Page	8

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2020	2019
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$219,412	$149,210
Taxes	$366,695	$805,709

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under finance lease	$222,391	$-
Provided services for investment in Drivemate	$1,300,000	$-
Assets recognized under operating lease	$-	$3,571,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Page	9

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

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

Virtual Lease Services (Ireland) Limited (“VLSIL”)

Majority-owned Subsidiaries

NetSol Technologies, Ltd. (“NetSol PK”)

NetSol Innovation (Private) Limited (“NetSol Innovation”)

NetSol Technologies Thailand Limited (“NetSol Thai”)

OTOZ, Inc. (“OTOZ”)

OTOZ (Thailand) Limited (“OTOZ Thai”)

Page	10

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

For comparative purposes, prior year’s condensed consolidated financial statements have been reclassified to conform to report classifications of the current period. Below is the table of reclassified amounts:

	For the Three Months Ended		For the Six Months ended
	December 31, 2019		December 31, 2019
	Originally reported	Reclassified	Originally reported	Reclassified

REVENUES
License fees	$383,963	$176,706	$3,063,108	$2,640,922
Subscription and support	4,965,877	5,104,736	9,357,324	9,711,112
Services	10,282,755	10,351,153	16,701,646	16,770,044
Services - related party	57,424	57,424	140,357	140,357
Total net revenues	$15,690,019	$15,690,019	$29,262,435	$29,262,435

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance except balances maintained in China are insured for RMB 500,000 ($76,570) in each bank and in UK for GBP 85,000 ($116,438) in each bank. The Company maintains two bank accounts in China and six bank accounts in the UK. As of December 31, 2020, and June 30, 2020, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $28,954,360 and $18,210,378, respectively. The Company has not experienced any losses in such accounts.

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

Page	11

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

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

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2020, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$356,059	$356,059
Total	$-	$-	$356,059	$356,059

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2020, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$1,300,289	$1,300,289
Total	$-	$-	$1,300,289	$1,300,289

The reconciliation from June 30, 2020 to December 31, 2020 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2020	$1,341,575	$(41,286)	$1,300,289
Additions	376,874	(20,815)	356,059
Amortization during the period	-	41,286	41,286
Transfers to short term	(1,341,575)	-	(1,341,575)
Balance at December 31, 2020	$376,874	$(20,815)	$356,059

Page	12

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

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

Page	13

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

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

Page	14

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

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

Page	15

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by category — core and non-core, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by category is as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2020	2019	2020	2019
Core:
License	$2,586,504	$176,706	$2,589,979	$2,640,922
Subscription and support	5,724,802	5,104,736	10,896,665	9,711,112
Services	3,191,375	8,627,927	9,064,313	13,254,196
Services - related party	-	57,424	-	140,357
Total core revenue, net	11,502,681	13,966,793	22,550,957	25,746,587

Non-Core:
Services	1,618,779	1,723,226	3,217,881	3,515,848
Total non-core revenue, net	1,618,779	1,723,226	3,217,881	3,515,848

Total net revenue	$13,121,460	$15,690,019	$25,768,838	$29,262,435

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

Page	16

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

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

The Company’s revenues in excess of billings and deferred revenue are as follows:

	As of December 31, 2020	As of June 30, 2020

Revenues in excess of billings	$13,646,069	$18,506,733

Deferred Revenue	$3,753,781	$4,095,472

During the three and six months ended December 31, 2020, the Company recognized revenue of $762,484 and $3,790,120, respectively, that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Page	17

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $48,262,490 as of December 31, 2020, of which the Company estimates to recognize approximately $12,922,159 in revenue over the next 12 months and the remainder over an estimated 5 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

Page	18

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended December 31, 2020			For the six months ended December 31, 2020
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
Basic income (loss) per share:
Net income (loss) available to common shareholders	$(242,104)	11,580,030	$(0.02)	$475,450	11,683,631	$0.04
Effect of dilutive securities
Share grants	-	-	-	-	-	-
Diluted income (loss) per share	$(242,104)	11,580,030	$(0.02)	$475,450	11,683,631	$0.04

	For the three months ended December 31, 2019			For the six months ended December 31, 2019
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share

Basic income (loss) per share:
Net income (loss) available to common shareholders	$585,975	11,724,606	$0.05	$(1,241,972)	11,694,423	$(0.11)
Effect of dilutive securities
Share grants	-	-	-	-	-	-
Diluted income (loss) per share	$585,975	11,724,606	$0.05	$(1,241,972)	11,694,423	$(0.11)

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2020	2019	2020	2019

Stock Options	-	40,386	-	40,386
Share Grants	41,112	119,921	41,112	119,921
	41,112	160,307	41,112	160,307

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The accounts of NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $32,060,151 and $34,085,047 as of December 31, 2020 and June 30, 2020, respectively. During the three and six months ended December 31, 2020, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation gain attributable to NetSol of $1,150,080 and $2,024,896, respectively. During the three and six months ended December 31, 2019, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation gain attributable to NetSol of $1,765,029 and $2,668,374, respectively.

Page	19

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

NOTE 6 – MAJOR CUSTOMERS

During the six months ended December 31, 2020, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $5,402,152 and $3,051,244, respectively representing 21.0% and 11.8%, respectively of revenues. During the six months ended December 31, 2019 revenues from these two customers were $8,691,233 and $4,793,304 representing 29.7% and 16.4% of revenues. The revenue from these customers are shown in the Asia – Pacific segment.

Accounts receivable from DFS and BMW at December 31, 2020, were $1,263,670 and $22,697, respectively. Accounts receivable at June 30, 2020, were $4,821,468 and $474,271, respectively. Revenues in excess of billings at December 31, 2020 were $6,800,273 and $1,084,396 for DFS and BMW, respectively. Revenues in excess of billings at June 30, 2020, were $5,709,226 and $6,977,375 for DFS and BMW, respectively. Included in this amount was $Nil and $1,300,289 shown as long term at December 31, 2020 and June 30, 2020, respectively.

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

The Company has an accrued interest balance of $701,062 at December 31, 2020 and June 30, 2020, respectively, which is included in “Other current assets”. Starting July 1, 2020, the Company is not accruing interest.

Page	20

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

NOTE 8 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	December 31, 2020	June 30, 2020

Prepaid Expenses	$1,243,439	$1,035,415
Advance Income Tax	332,023	355,482
Employee Advances	199,503	44,415
Security Deposits	280,611	270,403
Other Receivables	112,612	1,239,221
Other Assets	227,797	163,244
Total	$2,395,985	$3,108,180

NOTE 9 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	December 31, 2020	June 30, 2020

Revenues in excess of billings - long term	$376,874	$1,341,575
Present value discount	(20,815)	(41,286)
Net Balance	$356,059	$1,300,289

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the three and six months ended December 31, 2020, the Company accreted $27,766 and $41,826, respectively. During the three and six months ended December 31, 2019, the Company accreted $13,821 and $27,681, respectively, which were recorded in interest income for those periods. The Company used the discounted cash flow method with an interest rate of 4.65% and 4.35% for the period ended December 31, 2020 and June 30, 2020, respectively.

Page	21

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	December 31, 2020	June 30, 2020

Office Furniture and Equipment	$3,213,526	$3,143,833
Computer Equipment	21,331,085	19,256,543
Assets Under Capital Leases	1,511,557	1,443,423
Building	6,123,262	5,848,813
Land	1,586,153	1,512,905
Capital Work In Progress	30,079	27,648
Autos	1,475,366	1,348,405
Improvements	38,062	36,929
Subtotal	35,309,090	32,618,499
Accumulated Depreciation	(23,099,590)	(21,288,868)
Property and Equipment, Net	$12,209,500	$11,329,631

For the three and six months ended December 31, 2020, depreciation expense totaled $485,456 and $981,723, respectively. Of these amounts, $263,884 and $538,361, respectively, are reflected in cost of revenues. For the three and six months ended December 31, 2019, depreciation expense totaled $484,662 and $950,113, respectively. Of these amounts, $269,183 and $532,247, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of December 31, 2020 and June 30, 2020:

	As of	As of
	December 31, 2020	June 30, 2020
Computers and Other Equipment	$362,337	$328,621
Furniture and Fixtures	56,722	51,119
Vehicles	1,092,498	1,063,683
Total	1,511,557	1,443,423
Less: Accumulated Depreciation - Net	(736,767)	(667,096)
	$774,790	$776,327

Finance lease term and discount rate were as follows:

As of
December 31, 2020

Weighted average remaining lease term - Finance leases	1.01 Years

Weighted average discount rate - Finance leases	7.6%

Page	22

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2020	June 30, 2020
Assets
Operating lease assets, net	$1,937,907	$2,360,129

Liabilities
Current
Operating	$1,169,960	$1,111,912
Non-current
Operating	962,724	1,339,965
Total Lease Liabilities	$2,132,684	$2,451,877

Page	23

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

The components of lease cost were as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2020	2019	2020	2019

Amortization of finance lease assets	$31,926	$108,670	$77,179	$135,000
Interest on finance lease obligation	6,953	29,413	18,645	52,331
Operating lease cost	310,740	334,492	630,826	598,069
Short term lease cost	13,493	78,862	30,071	152,972
Sub lease income	(8,738)	(8,514)	(17,362)	(16,713)
Total lease cost	$354,374	$542,923	$739,359	$921,659

Lease term and discount rate were as follows:

As of
December 31, 2020

Weighted average remaining lease term - Operating leases	2.08 Years

Weighted average discount rate - Operating leases	5.6%

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Six Months Ended
	December 31, 2020	December 31, 2019

Cash flows related to lease liabilities
Operating cash flows related to operating leases	$529,970	$566,589

Page	24

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

Maturities of operating lease liabilities were as follows as of December 31, 2020:

Amount
Within year 1	$1,249,702
Within year 2	734,691
Within year 3	222,387
Within year 4	42,317
Within year 5	824
Thereafter	2,882
Total Lease Payments	2,252,803
Less: Imputed interest	(120,119)
Present Value of lease liabilities	2,132,684
Less: Current portion	(1,169,960)
Non-Current portion	$962,724

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and terminate by July 2021. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three and six months ended December 31, 2020, the Company received lease income of $8,738 and $17,362, respectively. For the three and six months ended December 31, 2019, the Company received lease income of $8,514 and $16,713, respectively.

NOTE 12 – LONG TERM INVESTMENT

Drivemate

The Company and Drivemate Co., Ltd. (“Drivemate”) entered into a subscription agreement on April 25, 2019, (“Drivemate Agreement”) whereby the Company will purchase an equity interest of 30% in Drivemate. Per the Drivemate Agreement, the Company will purchase 5,469 preferred shares for $1,800,000 consisting of $500,000 cash and $1,300,000 in services. The Company has paid $437,500 in cash, provided services of $1,300,000 and has received 5,217 shares. The remaining $62,500 will be paid in increments based on the contract with the final payment due 24 months from the date of the Drivemate Agreement signing. As of December 31, 2020, the Company owns 21.47% of Drivemate. Per the Drivemate Agreement, the Company appointed two directors to the Drivemate board. The Company determined that it met the significant influence criteria since two of the four directors are appointed by the Company and the Company is to own 30% of Drivemate at the final payment date; therefore, the Company accounts for the investment using the equity method of accounting.

The Company did not perform any services during the three and six months ended December 31, 2020. During the three and six months ended December 31, 2019, the Company performed $303,101 and $507,716 of services, respectively.

Under the equity method of accounting, the Company recorded its share of net income of $3,324 and $3,919 for the three and six months ended December 31, 2020, respectively.

Under the equity method of accounting, the Company recorded its share of net loss of $5,856 and $11,248 for the three and six months ended December 31, 2019, respectively.

Page	25

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

WRLD3D-Related Party

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which was earned by providing IT and enterprise software solutions.

NetSol PK has not provided services to WRLD3D for the three and six months ended December 31, 2020, and has provided services of $57,424 and $140,357 for the three and six months ended December 31, 2019, which is recorded as services-related party. Accounts receivable and revenue in excess of billing were $1,373,099 and $8,163 at June 30, 2020, respectively. Upon adoption of ASC 326, an allowance was established for the full amounts of these accounts. The net balances of accounts receivable and revenues in excess of billing were $Nil at December 31, 2020.

Under the equity method of accounting, the Company recorded its share of net loss of $47,009 and $155,454 for the three and six months ended December 31, 2020 and the Company recorded its share of net loss of $158,940 and $342,772 for the three and six months ended December 31, 2019, respectively.

The following table reflects the above investments at December 31, 2020.

	Drivemate	WRLD3D	Total
Gross investment	$1,737,500	$3,888,889	$5,626,389
Cumulative net loss on investment	(16,537)	(1,445,687)	(1,462,224)
Cumulative other comprehensive income (loss)	-	(429,258)	(429,258)
Net investment	$1,720,963	$2,013,944	$3,734,907

NOTE 13 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	December 31, 2020	June 30, 2020

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(14,779,667)	(16,045,322)
Accumulated Amortization	(27,711,787)	(25,808,598)
Net Balance	$4,753,543	$5,391,077

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $4,753,543 will be amortized over the next 2.75 years. Amortization expense for the three and six months ended December 31, 2020 was $449,865 and $882,637, respectively. Amortization expense for the three and six months ended December 31, 2019 was $465,169 and $921,770, respectively.

Page	26

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Period ended:
December 31, 2021	$1,814,714
December 31, 2022	1,814,714
December 31, 2023	1,124,115
$4,753,543

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	December 31, 2020	June 30, 2020

Accounts Payable	$1,329,315	$1,351,158
Accrued Liabilities	4,058,567	3,349,624
Accrued Payroll & Taxes	485,642	537,888
Taxes Payable	276,305	303,996
Other Payable	177,363	138,171
Total	$6,327,192	$5,680,837

Page	27

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

NOTE 15 – DEBTS

Notes payable and finance leases consisted of the following:

		As of December 31, 2020
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$142,582	$142,582	$-
Paycheck Protection Program Loans	(2)	469,721	339,243	130,478
Bank Overdraft Facility	(3)	-	-	-
Term Finance Facility	(4)	2,168,714	850,166	1,318,548
Loan Payable Bank - Export Refinance	(5)	3,119,541	3,119,541	-
Loan Payable Bank - Running Finance	(6)	-	-	-
Loan Payable Bank - Export Refinance II	(7)	2,370,850	2,370,850	-
Loan Payable Bank - Running Finance II	(8)	-	-	-
Loan Payable Bank - Export Refinance III	(9)	3,119,542	3,119,542	-
Term Finance Facility	(10)	63,677	18,790	44,887
		11,454,627	9,960,714	1,493,913
Subsidiary Finance Leases	(11)	483,262	422,858	60,404
		$11,937,889	$10,383,572	$1,554,317

		As of June 30, 2020
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$81,728	$81,728	$-
Paycheck Protection Program Loans	(2)	469,721	182,669	287,052
Bank Overdraft Facility	(3)	-	-	-
Term Finance Facility	(4)	1,380,878	354,337	1,026,541
Loan Payable Bank - Export Refinance	(5)	2,975,482	2,975,482	-
Loan Payable Bank - Running Finance	(6)	-	-	-
Loan Payable Bank - Export Refinance II	(7)	2,261,365	2,261,365	-
Loan Payable Bank - Running Finance II	(8)	-	-	-
Loan Payable Bank - Export Refinance III	(9)	2,975,483	2,975,483	-
Term Finance Facility	(10)	65,473	16,423	49,050
		10,210,130	8,847,487	1,362,643
Subsidiary Finance Leases	(11)	469,406	292,074	177,332
		$10,679,536	$9,139,561	$1,539,975

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.0% to 7.0% as of December 31, 2020 and June 30, 2020.

(2) The Company and its subsidiary, NTA, received Paycheck Protection Program loans of $469,721 introduced by the U.S. Government during the COVID-19 Pandemic. This loan is forgivable if the Company meets the criteria set by the U.S. Government. The loans carry an interest rate of 1% and have a maturity date of two years from the date of the disbursement of the loan. As of December 31, 2020, the Company has not applied for the loan forgiveness.

Page	28

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

(3) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $410,959. The annual interest rate was 5.12% as of December 31, 2020. The total outstanding balance as of December 31, 2020 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of December 31, 2020, NTE was in compliance with this covenant.

(4) The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank Limited, approved by the Government of Pakistan to protect the employment situation during the Pandemic COVID-19. This is a term loan payable in three years. The availed facility amount was Rs. 347,601,639 or $2,168,714, at December 31, 2020, of which $850,166 is shown as current and the remaining $1,318,548 is shown as long term. The availed facility amount was Rs. 232,042,664 or $1,380,878, at June 30, 2020, of which $354,337 is shown as current and the remaining $1,026,541 is shown as long term. The interest rate for the loan was 3% at December 31, 2020 and June 30, 2020.

(5) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 500,000,000 or $3,119,541 at December 31, 2020 and Rs. 500,000,000 or $2,975,482 at June 30, 2020. The interest rate for the loan was 3% at December 31, 2020 and June 30, 2020.

(6) The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 75,000,000 or $467,931, at December 31, 2020. The balance outstanding at December 31, 2020 and June 30, 2020 was Rs. Nil. The interest rate for the loan was 9.29% and 7.2% at December 31, 2020 and June 30, 2020, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of December 31, 2020, NetSol PK was in compliance with this covenant.

(7) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 380,000,000 or $2,370,851 and Rs. 380,000,000 or $2,261,366 at December 31, 2020 and June 30, 2020, respectively. The interest rate for the loan was 3% at December 31, 2020 and June 30, 2020.

(8) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 120,000,000 or $748,690 and Rs. 120,000,000 or $714,116, at December 31, 2020 and June 30, 2020, respectively. The interest rate for the loan was 8.79% and 7.7% at December 31, 2020 and June 30, 2020, respectively. The balance outstanding at December 31, 2020 and June 30, 2020 was Rs. Nil.

During the tenure of loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of December 31, 2020, NetSol PK was in compliance with these covenants.

(9) The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 900,000,000 or $5,615,173 and NetSol PK used Rs. 500,000,000 or $3,119,541 at December 31, 2020. The total facility amount is Rs. 900,000,000 or $5,355,868 and NetSol PK used Rs. 500,000,000 or $2,975,482 at June 30, 2020. The interest rate for the loan was 3% at December 31, 2020 and June 30, 2020.

(10) In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement. The loan amount was £69,549, or $95,273, for a period of 5 years with monthly payments of £1,349, or $1,848. As of December 31, 2020, the subsidiary has used this facility up to $63,677, of which $44,887 was shown as long-term and $18,790 as current. The interest rate was 6.14% at December 31, 2020.

Page	29

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

(11) The Company leases various fixed assets under finance lease arrangements expiring in various years through 2024. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three and six months ended December 31, 2020 and 2019.

Following is the aggregate minimum future lease payments under finance leases as of December 31, 2020:

Amount
Minimum Lease Payments
Within year 1	$433,875
Within year 2	37,913
Within year 3	22,027
Within year 4	3,671
Total Minimum Lease Payments	497,486
Interest Expense relating to future periods	(14,224)
Present Value of minimum lease payments	483,262
Less: Current portion	(422,858)
Non-Current portion	$60,404

NOTE 16 - STOCKHOLDERS’ EQUITY

During the three and six months ended December 31, 2020, the Company issued 3,020 and 6,040 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $17,068 and $34,136, respectively.

During the three and six months ended December 31, 2020, the Company issued nil and 1,983 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $Nil and $11,997.

During the three and six months ended December 31, 2020, the Company issued 7,393 and 17,286 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $41,600 and $99,548, respectively.

NOTE 17 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2020	66,421	$5.88
Vested	(25,309)	$5.76
Unvested, December 31, 2020	41,112	$5.75

For the three and six months ended December 31, 2020, the Company recorded compensation expense of $74,167 and $164,784, respectively. For the three and six months ended December 31, 2019, the Company recorded compensation expense of $164,292 and $328,585, respectively. The compensation expense related to the unvested stock grants as of December 31, 2020 was $208,445 which will be recognized during the fiscal years 2021 through 2022.

Page	30

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

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

The following table presents a summary of identifiable assets as of December 31, 2020 and June 30, 2020:

	As of	As of
	December 31, 2020	June 30, 2020
Identifiable assets:
Corporate headquarters	$3,814,916	$4,508,724
North America	6,073,162	5,949,653
Europe	11,617,067	10,856,814
Asia - Pacific	63,953,775	67,157,898
Consolidated	$85,458,920	$88,473,089

The following table presents a summary of investment under equity method as of December 31, 2020 and June 30, 2020:

	As of	As of
	December 31, 2020	June 30, 2020
Investment in associates under equity method:
Corporate headquarters	$424,504	$473,692
Asia - Pacific	3,310,403	1,914,000
Consolidated	$3,734,907	$2,387,692

Page	31

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

The following table presents a summary of operating information for the three and six months ended December 31:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2020	2019	2020	2019
Revenues from unaffiliated customers:
North America	$1,016,556	$1,277,343	$1,829,434	$2,254,518
Europe	2,726,206	2,842,329	5,878,097	5,434,668
Asia - Pacific	9,378,698	11,512,923	18,061,307	21,432,892
	13,121,460	15,632,595	25,768,838	29,122,078
Revenue from affiliated customers
Asia - Pacific	-	57,424	-	140,357
	-	57,424	-	140,357
Consolidated	$13,121,460	$15,690,019	$25,768,838	$29,262,435

Intercompany revenue
Europe	$126,757	$164,401	$265,913	$311,226
Asia - Pacific	3,125,729	2,505,437	5,284,357	3,570,203
Eliminated	$3,252,486	$2,669,838	$5,550,270	$3,881,429

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$1,173,146	$(379,882)	$2,340,941	$(1,244,092)
North America	(47,019)	154,335	(328,816)	96,348
Europe	173,085	423,649	776,101	804,743
Asia - Pacific	(1,378,400)	348,834	(1,743,937)	(1,371,322)
Consolidated	$(79,188)	$546,936	$1,044,289	$(1,714,323)

The following table presents a summary of capital expenditures for the six months ended December 31:

	For the Six Months
	Ended December 31,
	2020	2019
Capital expenditures:
North America	$1,521	$2,405
Europe	301,233	329,332
Asia - Pacific	947,141	454,262
Consolidated	$1,249,895	$785,999

Page	32

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

(Unaudited)

NOTE 20 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at December 31, 2020

NetSol PK	33.88%	$7,165,477
NetSol-Innovation	33.88%	133,243
NetSol Thai	0.006%	(262)
OTOZ Thai	0.006%	(42)
OTOZ	5.00%	(11,143)
Total		$7,287,273

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2020

NetSol PK	33.88%	$6,361,747
NetSol-Innovation	33.88%	128,514
NetSol Thai	0.006%	(39)
OTOZ Thai	0.006%	4
OTOZ	5.00%	(1,326)
Total		$6,488,900

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

During the three and six months ended December 31, 2020, the Company recorded an income tax provision of $245,434 and $509,728, respectively, resulting in an effective tax rate of 147.6% and 32.8%, respectively. During the three and six months ended December 31, 2019, the Company recorded an income tax provision of $610,510 and $848,748, respectively, resulting in an effective tax rate of 52.7% and (98.1%), respectively.

NOTE 22 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the Company purchased an additional 92,440 shares at an average price of $4.03 per share pursuant to the stock repurchase plan approved by the Company’s Board of Directors on July 30, 2020.

Page	33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and six months ended December 31, 2020. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2020, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Page	34

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

Page	35

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

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended December 31, 2020:

●	We entered into an agreement with an existing tier one finance company in China for them to upgrade to our NFS Ascent® Retail and Wholesale platforms. The contract is expected to generate approximately $9,000,000 during the contract term.
●	A Captive auto finance company of a leading German Auto manufacturer based in China went successfully live with our NFS Ascent® Retail Platform.
●	NetSol and WRLD3D introduced NXT - a smart workplace platform to support companies to return to work safely
●	A rapidly growing U.K. bank serving small and medium-sized enterprises has successfully gone live with the NFS Ascent® Retail Platform. This is our first go live of an NFS Ascent® Retail client in the U.K.
●	Daimler Financial Services went live with our NSF Ascent® Retail Platform in Thailand.
●	We generated approximately $1,500,000 by successfully implementing change requests from various customers across multiple regions.
●	We entered into an agreement with a renowned financial services company in the U.S. to implement LeasePak, one of our legacy solutions. The contract is expected to generate approximately $1,000,000 over the life of the contract.

Page	36

Management has identified the following material trends affecting NetSol.

Positive trends:

●	NFS Ascent® SaaS offering is gaining traction in mid-size auto captives in the North American and European markets.
●	Mobility and digital transformation are the new norm showing acceleration in every sector particularly in auto and banking.
●	On Cloud demand for our solution is on the rise.
●	COVID-19 has created new dynamics for businesses and corporations with employees and executives working from home. Essentially, the decreased office and maintenance costs, as well as the sharply reduced travel expenses, should positively impact our financials.
●	COVID-19 is creating new opportunities for our R&D teams to expand and monetize mobile and digital solutions in our space and complementary sectors.
●	In developing markets, new interests are emerging from existing clients for upgrades and mobility platforms.
●	Growing opportunities and dynamics of shared car ownership either through ride hailing and car sharing encouraging our innovation and development tools.
●	OTOZ platform is showing positive trajectory of interest from existing and new auto leasing and Tier 1 companies in all of our markets, including China, the US and Europe.
●	Improved stability in U.S. and Pakistan relationship boosting confidence and trade relations.
●	China’s China Pakistan Economic Corridor (CPEC) investment has exceeded $62 billion investment from the originally planned $46 billion on Pakistan energy and infrastructure sectors.
●	China auto sector remains strong as our customers are constantly demanding ‘Change Requests’ or additional services and reflects resilience.

Negative trends:

●	COVID-19 has caused a global recession that will adversely impact every one of our business sectors.
●	Most OEMs and auto sectors are experiencing a major slowdown due to lockdowns and health concerns.
●	The C-level decision making to acquire new systems or even upgrade will be elongated due to uncertainty of the COVID-19 virus.
●	Due to travel restrictions caused by COVID-19, it is increasingly difficult to conduct face to face meetings for global clients and new prospects removing the personal connection essential to some decision making.
●	The COVID-19 pandemic has adversely affected live industry conferences and events, such as those held by the Equipment Leasing and Finance Association (ELFA), reducing leads and market exposure.
●	Working from the office poses its own risk of virus spread until it vanishes completely.
●	US and China trade conflicts tend to further aggravate the global business environment.
●	Global outlook for auto sector is uncertain if the recessionary impact worsens.

Page	37

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2020 Compared to the Quarter Ended December 31, 2019

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended December 31, 2020 and 2019 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2020	%	2019	%
Net Revenues:
License fees	$2,586,504	19.7%	$176,706	1.1%
Subscription and support	5,724,802	43.6%	5,104,736	32.5%
Services	4,810,154	36.7%	10,351,153	66.0%
Services - related party	-	0.0%	57,424	0.4%
Total net revenues	13,121,460	100.0%	15,690,019	100.0%

Cost of revenues:
Salaries and consultants	5,294,662	40.4%	4,625,872	29.5%
Travel	159,174	1.2%	1,572,923	10.0%
Depreciation and amortization	713,749	5.4%	734,352	4.7%
Other	911,566	6.9%	954,912	6.1%
Total cost of revenues	7,079,151	54.0%	7,888,059	50.3%

Gross profit	6,042,309	46.0%	7,801,960	49.7%
Operating expenses:
Selling and marketing	1,558,027	11.9%	1,858,096	11.8%
Depreciation and amortization	221,572	1.7%	215,479	1.4%
General and administrative	4,065,788	31.0%	4,568,790	29.1%
Research and development cost	110,419	0.8%	454,605	2.9%
Total operating expenses	5,955,806	45.4%	7,096,970	45.2%

Income from operations	86,503	0.7%	704,990	4.5%
Other income and (expenses)
Gain (loss) on sale of assets	(52,531)	-0.4%	528	0.0%
Interest expense	(94,241)	-0.7%	(88,006)	-0.6%
Interest income	210,854	1.6%	435,682	2.8%
Gain (loss) on foreign currency exchange transactions	13,981	0.1%	61,061	0.4%
Share of net loss from equity investment	(43,685)	-0.3%	(164,796)	-1.1%
Other income	45,365	0.3%	207,987	1.3%
Total other income (expenses)	79,743	0.6%	452,456	2.9%

Net income (loss) before income taxes	166,246	1.3%	1,157,446	7.4%
Income tax provision	(245,434)	-1.9%	(610,510)	-3.9%
Net income (loss)	(79,188)	-0.6%	546,936	3.5%
Non-controlling interest	(162,916)	-1.2%	39,039	0.2%
Net income (loss) attributable to NetSol	$(242,104)	-1.8%	$585,975	3.7%

Page	38

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due to	(Unfavorable)
	Ended December 31,				Constant	Currency	Change as
	2020	%	2019	%	Currency	Fluctuation	Reported

Net Revenues:	$13,121,460	100.0%	$15,690,019	100.0%	$(2,429,677)	$(138,882)	$(2,568,559)

Cost of revenues:	7,079,151	54.0%	7,888,059	50.3%	680,680	128,228	808,908

Gross profit	6,042,309	46.0%	7,801,960	49.7%	(1,748,997)	(10,654)	(1,759,651)

Operating expenses:	5,955,806	45.4%	7,096,970	45.2%	1,032,304	108,860	1,141,164

Income (loss) from operations	$86,503	0.7%	$704,990	4.5%	$(716,693)	$98,206	$(618,487)

Net revenues for the quarter ended December 31, 2020 and 2019 are broken out among the segments as follows:

	2020		2019
	Revenue	%	Revenue	%

North America	$1,016,556	7.7%	$1,277,343	8.1%
Europe	2,726,206	20.8%	2,842,329	18.1%
Asia-Pacific	9,378,698	71.5%	11,570,347	73.7%
Total	$13,121,460	100.0%	$15,690,019	100.0%

Revenues

License fees

License fees for the three months ended December 31, 2020 were $2,586,504 compared to $176,706 for the three months ended December 31, 2019 reflecting an increase of $2,409,798 with a change in constant currency of $2,263,574. During the three months ended December 31, 2020, we recognized approximately $2,410,000 related to a new agreement with an existing tier one finance company in China to upgrade to our NFS Ascent® Retail and Wholesale platforms.

Page	39

Subscription and support

Subscription and support fees for the three months ended December 31, 2020 were $5,724,802 compared to $5,104,736 for the three months ended December 31, 2019 reflecting an increase of $620,066 with a change in constant currency of $646,870. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended December 31, 2020 was $4,810,154 compared to $10,351,153 for the three months ended December 31, 2019 reflecting a decrease of $5,540,999 with a decrease in constant currency of $5,282,697. The decrease in services revenue is due to the decrease in implementation revenue associated with customers who have gone live with our products. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the three months ended December 31, 2020 was $Nil compared to $57,424 for the three months ended December 31, 2019 reflecting a decrease of $57,424 with a change in constant currency of $57,424. The decrease in related party service revenue is due to a decrease in service revenue related to services performed for WRLD3D.

Gross Profit

The gross profit was $6,042,309, for the three months ended December 31, 2020 compared with $7,801,960 for the three months ended December 31, 2019. This is a decrease of $1,759,651 with a change in constant currency of $1,748,997. The gross profit percentage for the three months ended December 31, 2020 also decreased to 46.0% from 49.7% for the three months ended December 31, 2019. The cost of sales was $7,079,151 for the three months ended December 31, 2020 compared to $7,888,059 for the three months ended December 31, 2019 for a decrease of $808,908 and on a constant currency basis a decrease of $680,680. As a percentage of sales, cost of sales increased from 50.3% for the three months ended December 31, 2019 to 54.0% for the three months ended December 31, 2020.

Salaries and consultant fees increased by $668,790 from $4,625,872 for the three months ended December 31, 2019 to $5,294,662 for the three months ended December 31, 2020 and on a constant currency basis increased $762,252. The increase is due to annual salary raises and the hiring of additional personnel to fulfill delivery requirements. As a percentage of sales, salaries and consultant expense increased from 29.9% for the three months ended December 31, 2019 to 40.4% for the three months ended December 31, 2020.

Travel expense was $159,174 for the three months ended December 31, 2020 compared to $1,572,923 for the three months ended December 31, 2019 for a decrease of $1,413,749 with a decrease in constant currency of $1,422,378. The decrease in travel expense is due to the travel restrictions associated with the COVID-19 pandemic.

Depreciation and amortization expense decreased to $713,749 compared to $734,352 for the three months ended December 31, 2019 or a decrease of $20,603 and on a constant currency basis an increase of $3,330.

Operating Expenses

Operating expenses were $5,955,806 for the three months ended December 31, 2020 compared to $7,096,970, for the three months ended December 31, 2019 for a decrease of 16.1% or $1,141,164 and on a constant currency basis a decrease of 14.6% or $1,032,304. As a percentage of sales, it increased from 45.2% to 45.4%. The decrease in operating expenses was primarily due to decreases in selling and marketing expenses, professional services, research and development and general and administrative expenses.

Selling and marketing expenses decreased $300,069 or 16.2% and on a constant currency basis decreased $288,331 or 15.5%. The decrease in selling and marketing expenses based on constant currency is due to a decrease in travel expenses and business development costs to market and sell NFS Ascent® globally.

Page	40

General and administrative expenses were $4,065,788 for the three months ended December 31, 2020 compared to $4,568,790 for the three months ended December 31, 2019 or a decrease of $503,002 or 11.0% and on a constant currency basis a decrease of $408,015 or 8.9%. The decrease is primarily due to a reduction of approximately $320,000 related to a withholding tax on dividends paid by NetSol PK and approximately $105,000 of reduced travel expenses.

Income/Loss from Operations

Income from operations was $86,503 for the three months ended December 31, 2020 compared to $704,990 for the three months ended December 31, 2019. This represents a decrease of $618,487 with a decrease of $716,693 on a constant currency basis for the three months ended December 31, 2020 compared with the three months ended December 31, 2019. As a percentage of sales, income from operations was 1.0% for the three months ended December 31, 2020 compared to 4.5% for the three months ended December 31, 2019.

Other Income and Expense

Other income was $79,743 for the three months ended December 31, 2020 compared to $452,456 for the three months ended December 31, 2019. This represents a decrease of $372,713 with a decrease of $407,870 on a constant currency basis. The decrease is primarily due to the interest income and foreign currency exchange transactions. We did not accrue any interest income on the convertible notes receivable for the three months ended December 31, 2021. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended December 31, 2020, we recognized a gain of $13,981 in foreign currency exchange transactions compared to a gain of $61,061 for the three months ended December 31, 2019. During the three months ended December 31, 2020, the value of the U.S. dollar decreased 3.3% and the value of the Euro increased 1.2%, respectively, compared to the PKR. During the three months ended December 31, 2019, the value of the U.S. dollar decreased 1.4% and the value of and the Euro increased 1.3%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended December 31, 2020, the net income attributable to non-controlling interest was $162,916, compared to a loss of $39,039 for the three months ended December 31, 2019. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net Income / Loss attributable to NetSol

Our net loss was $242,104 for the three months ended December 31, 2020 compared to net income of $585,975 for the three months ended December 31, 2019. This is a decrease of $828,079 with a decrease of $961,226 on a constant currency basis, compared to the prior year. For the three months ended December 31, 2020, the net loss per share was $0.02 for basic and diluted shares compared to net income per share of $0.05 for basic and diluted shares for the three months ended December 31, 2019.

Page	41

Six Months Ended December 31, 2020 Compared to the Six Months Ended December 31, 2019

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the six months ended December 31, 2020 and 2019 as a percentage of revenues.

	For the Six Months
	Ended December 31,
	2020	%	2019	%
Net Revenues:
License fees	$2,589,979	10.1%	$2,640,922	9.0%
Subscription and support	10,896,665	42.3%	9,711,112	33.2%
Services	12,282,194	47.7%	16,770,044	57.3%
Services - related party	-	0.0%	140,357	0.5%
Total net revenues	25,768,838	100.0%	29,262,435	100.0%

Cost of revenues:
Salaries and consultants	9,821,311	38.1%	9,080,836	31.0%
Travel	262,926	1.0%	2,915,558	10.0%
Depreciation and amortization	1,420,998	5.5%	1,454,017	5.0%
Other	1,839,719	7.1%	1,899,436	6.5%
Total cost of revenues	13,344,954	51.8%	15,349,847	52.5%

Gross profit	12,423,884	48.2%	13,912,588	47.5%
Operating expenses:
Selling and marketing	3,167,631	12.3%	3,601,964	12.3%
Depreciation and amortization	443,362	1.7%	417,866	1.4%
General and administrative	7,493,424	29.1%	8,487,403	29.0%
Research and development cost	196,408	0.8%	1,127,575	3.9%
Total operating expenses	11,300,825	43.9%	13,634,808	46.6%

Income from operations	1,123,059	4.4%	277,780	0.9%
Other income and (expenses)
Gain (loss) on sale of assets	(74,273)	-0.3%	239	0.0%
Interest expense	(197,568)	-0.8%	(151,669)	-0.5%
Interest income	411,675	1.6%	834,911	2.9%
Gain (loss) on foreign currency exchange transactions	310,022	1.2%	(1,699,129)	-5.8%
Share of net loss from equity investment	(151,535)	-0.6%	(354,020)	-1.2%
Other income	132,637	0.5%	226,313	0.8%
Total other income (expenses)	430,958	1.7%	(1,143,355)	-3.9%

Net income (loss) before income taxes	1,554,017	6.0%	(865,575)	-3.0%
Income tax provision	(509,728)	-2.0%	(848,748)	-2.9%
Net income (loss)	1,044,289	4.1%	(1,714,323)	-5.9%
Non-controlling interest	(568,839)	-2.2%	472,351	1.6%
Net income (loss) attributable to NetSol	$475,450	1.8%	$(1,241,972)	-4.2%

Page	42

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Six Months				Change in	Change due to	(Unfavorable)
	Ended December 31,				Constant	Currency	Change as
	2020	%	2019	%	Currency	Fluctuation	Reported

Net Revenues:	$25,768,838	100.0%	$29,262,435	100.0%	$(3,144,421)	$(349,176)	$(3,493,597)

Cost of revenues:	13,344,954	51.8%	15,349,847	52.5%	1,692,409	312,484	2,004,893

Gross profit	12,423,884	48.2%	13,912,588	47.5%	(1,452,012)	(36,692)	(1,488,704)

Operating expenses:	11,300,825	43.9%	13,634,808	46.6%	2,085,410	248,573	2,333,983

Income (loss) from operations	$1,123,059	4.4%	$277,780	0.9%	$633,398	$211,881	$845,279

Net revenues for the six months ended December 31, 2020 and 2019 are broken out among the segments as follows:

	2020		2019
	Revenue	%	Revenue	%

North America	$1,829,434	7.1%	$2,254,518	7.7%
Europe	5,878,097	22.8%	5,434,668	18.6%
Asia-Pacific	18,061,307	70.1%	21,573,249	73.7%
Total	$25,768,838	100.0%	$29,262,435	100.0%

Revenues

License fees

License fees for the six months ended December 31, 2020 were $2,589,979 compared to $2,640,922 for the six months ended December 31, 2019 reflecting a decrease of $50,943 with a change in constant currency of $197,338. During the six months ended December 31, 2020, we recognized approximately $2,410,000 related to a new agreement with an existing tier one finance company in China to upgrade to our NFS Ascent® Retail and Wholesale platforms. During the six months ended December 31, 2019, we recognized approximately $2,455,000 related to the DFS contract.

Page	43

Subscription and support

Subscription and support fees for the six months ended December 31, 2020 were $10,896,665 compared to $9,711,112 for the six months ended December 31, 2019 reflecting an increase of $1,185,553 with a change in constant currency of $1,336,273. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the six months ended December 31, 2020 was $12,282,194 compared to $16,770,044 for the six months ended December 31, 2019 reflecting a decrease of $4,487,850 with a decrease in constant currency of $4,142,999. The decrease in services revenue is due to the decrease in implementation revenue associated with customers who have gone live with our products. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the six months ended December 31, 2020 was $Nil compared to $140,357 for the six months ended December 31, 2019 reflecting a decrease of $140,357 with a change in constant currency of $140,357. The decrease in related party service revenue is due to a decrease in service revenue related to services performed for WRLD3D.

Gross Profit

The gross profit was $12,423,884, for the six months ended December 31, 2020 compared with $13,912,588 for the six months ended December 31, 2019. This is a decrease of $1,488,704 with a change in constant currency of $1,452,012. The gross profit percentage for the six months ended December 31, 2020 increased to 48.2% from 47.5% for the six months ended December 31, 2019. The cost of sales was $13,344,954 for the six months ended December 31, 2020 compared to $15,349,847 for the six months ended December 31, 2019 for a decrease of $2,004,893 and on a constant currency basis a decrease of $1,692,409. As a percentage of sales, cost of sales decreased from 52.5% for the six months ended December 31, 2019 to 51.8% for the six months ended December 31, 2020.

Salaries and consultant fees increased by $740,475 from $9,080,836 for the six months ended December 31, 2019 to $9,821,311 for the six months ended December 31, 2020 and on a constant currency basis increased $961,914. The increase is due to annual salary raises and the hiring of additional personnel to fulfill delivery requirements. As a percentage of sales, salaries and consultant expense increased from 31.0% for the six months ended December 31, 2019 to 38.1% for the six months ended December 31, 2020.

Travel expense was $262,926 for the six months ended December 31, 2020 compared to $2,915,558 for the six months ended December 31, 2019 for a decrease of $2,652,632 with a decrease in constant currency of $2,660,808. The decrease in travel expense is due to the travel restrictions associated with the COVID-19 pandemic.

Depreciation and amortization expense decreased to $1,420,998 compared to $1,454,017 for the six months ended December 31, 2019 or a decrease of $33,019 and on a constant currency basis an increase of $29,474.

Operating Expenses

Operating expenses were $11,300,825 for the six months ended December 31, 2020 compared to $13,634,808, for the six months ended December 31, 2019 for a decrease of 17.1% or $2,333,983 and on a constant currency basis a decrease of 15.3% or $2,085,410. As a percentage of sales, it decreased from 46.6% to 43.9%. The decrease in operating expenses was primarily due to decreases in selling and marketing expenses, professional services, research and development and general and administrative expenses.

Selling and marketing expenses decreased $434,333 or 12.1% and on a constant currency basis decreased $385,481 or 10.7%. The decrease in selling and marketing expenses based on constant currency is due to a decrease in travel expenses and business development costs to market and sell NFS Ascent® globally.

Page	44

General and administrative expenses were $7,493,424 for the six months ended December 31, 2020 compared to $8,487,403 for the six months ended December 31, 2019 for a decrease of $993,979 or 11.7% and on a constant currency basis a decrease of $799,075 or 9.4%. The decrease is primarily due to a reduction of approximately $320,000 related to a withholding tax on dividends paid by NetSol PK, approximately $173,000 of reduced travel expenses, approximately $109,000 of reduced professional services and approximately $102,000 reductions in rent expense.

Income/Loss from Operations

Income from operations was $1,123,059 for the six months ended December 31, 2020 compared to $277,780 for the six months ended December 31, 2019. This represents an increase of $845,279 with an increase of $633,398 on a constant currency basis for the six months ended December 31, 2020 compared with the six months ended December 31, 2019. As a percentage of sales, income from operations was 4.4% for the six months ended December 31, 2020 compared to 1.0% for the six months ended December 31, 2019.

Other Income and Expense

Other income was $430,958 for the six months ended December 31, 2020 compared to other expense of $1,143,355 for the six months ended December 31, 2019. This represents an increase of $1,574,313 with an increase of $1,527,205 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the six months ended December 31, 2020, we recognized a gain of $310,022 in foreign currency exchange transactions compared to a loss of $1,699,129 for the six months ended December 31, 2019. During the six months ended December 31, 2020, the value of the U.S. dollar and the Euro increased 3.5% and 13.2%, respectively, compared to the PKR. During the six months ended December 31, 2019, the value of the U.S. dollar and the Euro decreased 5.3% and 6.3%, respectively, compared to the PKR.

Non-controlling Interest

For the six months ended December 31, 2020, the net income attributable to non-controlling interest was $568,839, compared to a loss of $472,351 for the six months ended December 31, 2019. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net Income / Loss attributable to NetSol

Net income was $475,450 for the six months ended December 31, 2020 compared to a net loss of $1,241,972 for the six months ended December 31, 2019. This is an increase of $1,717,422 with an increase of $1,437,716 on a constant currency basis, compared to the prior year. For the six months ended December 31, 2020, net income per share was $0.04 for basic and diluted shares compared to a net loss of $0.11 for basic and diluted shares for the six months ended December 31, 2019.

Page	45

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

Page	46

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and six months ended December 31, 2020 and 2019 are as follows:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Net Income (loss) attributable to NetSol	$(242,104)	$585,975	$475,450	$(1,241,972)
Non-controlling interest	162,916	(39,039)	568,839	(472,351)
Income taxes	245,434	610,510	509,728	848,748
Depreciation and amortization	935,321	949,831	1,864,360	1,871,883
Interest expense	94,241	88,006	197,568	151,669
Interest (income)	(210,854)	(435,682)	(411,675)	(834,911)
EBITDA	$984,954	$1,759,601	$3,204,270	$323,066
Add back:
Non-cash stock-based compensation	74,169	164,292	165,164	328,585
Adjusted EBITDA, gross	$1,059,123	$1,923,893	$3,369,434	$651,651
Less non-controlling interest (a)	(441,853)	(346,644)	(1,140,697)	(155,409)
Adjusted EBITDA, net	$617,270	$1,577,249	$2,228,737	$496,242

Weighted Average number of shares outstanding
Basic	11,580,030	11,724,606	11,683,631	11,694,423
Diluted	11,580,030	11,724,606	11,683,631	11,694,423

Basic adjusted EBITDA	$0.05	$0.13	$0.19	$0.04
Diluted adjusted EBITDA	$0.05	$0.13	$0.19	$0.04

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$162,916	$(39,039)	$568,839	$(472,351)
Income Taxes	44,233	190,292	92,882	243,627
Depreciation and amortization	264,535	270,003	529,100	529,638
Interest expense	28,824	25,491	60,344	44,532
Interest (income)	(67,207)	(115,670)	(133,164)	(221,171)
EBITDA	$433,301	$331,077	$1,118,001	$124,275
Add back:
Non-cash stock-based compensation	8,552	15,567	22,696	31,134
Adjusted EBITDA of non-controlling interest	$441,853	$346,644	$1,140,697	$155,409

Page	47

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $32,003,647 at December 31, 2020, compared to $20,166,830 at June 30, 2020.

Net cash provided by operating activities was $12,650,844 for the six months ended December 31, 2020 compared to $3,792,927 for the six months ended December 31, 2019. At December 31, 2020, we had current assets of $52,903,246 and current liabilities of $21,722,829. We had accounts receivable of $5,213,604 at December 31, 2020 compared to $11,414,257 at June 30, 2020. We had revenues in excess of billings of $13,646,069 at December 31, 2020 compared to $18,506,733 at June 30, 2020 of which $356,059 and $1,300,289 is shown as long term as of December 31, 2020 and June 30, 2020, respectively. The long-term portion was discounted by $20,815 and $41,286 at December 31, 2020 and June 30, 2020, respectively, using the discounted cash flow method with an interest rate of 4.65% and 4.35%, respectively. During the six months ended December 31, 2020, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $11,061,317 from $29,920,990 at June 30, 2020 to $18,859,673 at December 31, 2020. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,327,192 and $10,383,572, respectively at December 31, 2020. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $5,680,837 and $9,139,561, respectively at June 30, 2020.

The average days sales outstanding for the six months ended December 31, 2020 and 2019 were 174 and 184 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $1,219,701 for the six months ended December 31, 2020, compared to $1,288,475 for the six months ended December 31, 2019. We had purchases of property and equipment of $1,249,895 compared to $785,999 for the six months ended December 31, 2019. For the six months ended December 31, 2020 and 2019, we invested $Nil and $535,000, respectively, in a short-term convertible note receivable from WRLD3D. For the six months ended December 31, 2020 and 2019, we invested $93,000 and $Nil, respectively, in DriveMate.

Net cash used in financing activities was $862,685 for the six months ended December 31, 2020, compared to $62,845 provided by financing activities, for the six months ended December 31, 2019. For the six months ended December 31, 2020, we purchased 446,996 shares of our own stock for $1,392,671 compared to $Nil for the same period last year. The six months ended December 31, 2020 included the cash inflow of $705,338 from bank proceeds compared to $2,074,341 for the same period last year. During the six months ended December 31, 2020, we had net payments for bank loans and finance leases of $175,352 compared to $102,499 for the six months ended December 31, 2019. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of December 31, 2020, we had approximately $32.0 million of cash, cash equivalents and marketable securities of which approximately $28.9 million is held by our foreign subsidiaries. As of June 30, 2020, we had approximately $20.2 million of cash, cash equivalents and marketable securities of which approximately $18.2 million is held by our foreign subsidiaries.

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

Page	48

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($410,959) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($3,119,541) and a running finance facility of Rupees 75 million ($467,931). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($5,615,173). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($2,370,850) and a running finance facility of Rs. 120 million ($748,690) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Page	49

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2020, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

Page	50

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The repurchases provided in the table below were made through the quarter ended December 31, 2020:

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
Jul-20	21,940	$3.02	21,940	-
Aug-20	125,112	$3.18	147,052	-
Oct-20	102,023	$2.94	249,075	-
Nov-20	124,715	$3.00	373,790	-
Dec-20	73,206	$3.47	446,996	-
Total	446,996		446,996	641,025

(1)	The Board of Directors approved a repurchase of shares up to $2,000,000 on July 30, 2020. Based on the share price reported on NASDAQ on July 30, 2020, the maximum number of shares that could be purchased was 641,205. The actual maximum number of shares will vary depending on the actual price paid per share purchased. The Board of Directors agreed to the extension of the repurchasing plan through June 28, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

Page	51

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date:	February 16, 2021	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	February 16, 2021	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page	52