Form 10-Q
period 2021-03-31
NETSOL TECHNOLOGIES INC
filed 2021-05-13
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Yes [  ] No [X]

The issuer had 12,157,871 shares issued and 11,306,680 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of May 9, 2021.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$30,599,137	$20,166,830
Accounts receivable, net of allowance of $272,936 and $435,611	12,176,722	10,131,752
Accounts receivable - related party, net of allowance of $1,373,099 and $90,594	-	1,282,505
Revenues in excess of billings, net of allowance of $94,706 and $188,914	9,802,047	17,198,281
Revenues in excess of billings - related party, net of allowance of $8,163 and $0	-	8,163
Other current assets, net of allowance of $1,243,633 and $0	2,983,686	3,108,180
Total current assets	55,561,592	51,895,711
Revenues in excess of billings, net - long term	946,184	1,300,289
Convertible note receivable - related party, net of allowance of $4,250,000 and $0	-	4,250,000
Property and equipment, net	12,902,342	11,329,631
Right of use of assets - operating leases	1,637,125	2,360,129
Long term investment	3,195,980	2,387,692
Other assets	48,841	41,992
Intangible assets, net	4,507,155	5,391,077
Goodwill	9,516,568	9,516,568
Total assets	$88,315,787	$88,473,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,156,782	$5,680,837
Current portion of loans and obligations under finance leases	12,634,914	9,139,561
Current portion of operating lease obligations	956,006	1,111,912
Unearned revenues	5,728,790	4,095,472
Common stock to be issued	88,324	88,324
Total current liabilities	25,564,816	20,116,106
Loans and obligations under finance leases; less current maturities	910,107	1,539,975
Operating lease obligations; less current maturities	761,653	1,339,965
Total liabilities	27,236,576	22,996,046
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized;
12,157,871 shares issued and 11,306,680 outstanding as of March 31, 2021 and 12,122,149 shares issued and 11,874,646 outstanding as of June 30, 2020	121,580	121,222
Additional paid-in-capital	128,881,744	128,677,754
Treasury stock (at cost, 851,191 shares and 247,503 shares as of March 31, 2021 and June 30, 2020, respectively)	(3,520,769)	(1,455,969)
Accumulated deficit	(40,727,320)	(34,269,817)
Other comprehensive loss	(31,118,798)	(34,085,047)
Total NetSol stockholders' equity	53,636,437	58,988,143
Non-controlling interest	7,442,774	6,488,900
Total stockholders' equity	61,079,211	65,477,043
Total liabilities and stockholders' equity	$88,315,787	$88,473,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
Net Revenues:
License fees	$2,120,963	$93,076	$4,710,942	$2,733,998
Subscription and support	5,674,776	5,153,692	16,571,441	14,864,804
Services	5,988,257	8,222,227	18,270,451	24,992,271
Services - related party	-	61,842	-	202,199
Total net revenues	13,783,996	13,530,837	39,552,834	42,793,272

Cost of revenues:
Salaries and consultants	5,372,302	4,850,438	15,193,613	13,931,274
Travel	151,075	1,052,033	414,001	3,967,591
Depreciation and amortization	759,768	737,637	2,180,766	2,191,654
Other	1,075,403	868,491	2,915,122	2,767,927
Total cost of revenues	7,358,548	7,508,599	20,703,502	22,858,446

Gross profit	6,425,448	6,022,238	18,849,332	19,934,826

Operating expenses:
Selling and marketing	1,595,967	1,587,821	4,763,598	5,189,785
Depreciation and amortization	272,075	206,035	715,437	623,901
General and administrative	3,860,509	4,151,394	11,353,933	12,638,797
Research and development cost	234,678	453,050	431,086	1,580,625
Total operating expenses	5,963,229	6,398,300	17,264,054	20,033,108

Income (loss) from operations	462,219	(376,062)	1,585,278	(98,282)

Other income and (expenses)
Gain (loss) on sale of assets	(53,012)	129	(127,285)	368
Interest expense	(98,656)	(94,395)	(296,224)	(246,064)
Interest income	231,979	448,368	643,654	1,283,279
Gain (loss) on foreign currency exchange transactions	(1,825,349)	1,770,894	(1,515,327)	71,765
Share of net loss from equity investment	(80,953)	(78,502)	(232,488)	(432,522)
Other income	521,758	17,012	654,395	243,325
Total other income (expenses)	(1,304,233)	2,063,506	(873,275)	920,151

Net income (loss) before income taxes	(842,014)	1,687,444	712,003	821,869
Income tax provision	(133,156)	(218,351)	(642,884)	(1,067,099)
Net income (loss)	(975,170)	1,469,093	69,119	(245,230)
Non-controlling interest	351,939	(468,286)	(216,900)	4,065
Net income (loss) attributable to NetSol	$(623,231)	$1,000,807 #	$(147,781)	$(241,165)

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.05)	$0.09	$(0.01)	$(0.02)
Diluted	$(0.05)	$0.09	$(0.01)	$(0.02)

Weighted average number of shares outstanding
Basic	11,343,406	11,753,063 #	11,571,878	11,713,827
Diluted	11,343,406	11,753,063 #	11,571,878	11,713,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
Net income (loss)	$(623,231)	$1,000,807	$(147,781)	$(241,165)
Other comprehensive income (loss):
Translation adjustment	1,448,793	(4,605,609)	4,177,423	(1,108,848)
Translation adjustment attributable to non-controlling interest	(507,440)	996,856	(1,211,174)	168,469
Net translation adjustment	941,353	(3,608,753)	2,966,249	(940,379)
Comprehensive income (loss) attributable to NetSol	$318,122	$(2,607,946)	$2,818,468	$(1,181,544)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended March 31, 2021 is provided below:

			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders'
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at December 31, 2020	12,147,458	$121,476	$128,823,181	$(2,848,640)	$(40,104,089)	$(32,060,151)	$7,287,273	$61,219,050
Common stock issued for:
Services	10,413	104	58,563	-	-	-	-	58,667
Purchase of treasury shares	-	-	-	(672,129)	-	-	-	(672,129)
Foreign currency translation adjustment	-	-	-	-	-	941,353	507,440	1,448,793
Net loss for the period	-	-	-	-	(623,231)	-	(351,939)	(975,170)
Balance at March 31, 2021	12,157,871	$121,580	$128,881,744	$(3,520,769)	$(40,727,320)	$(31,118,798)	$7,442,774	$61,079,211

A statement of the changes in equity for the three months ended December 31, 2020 is provided below:

			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders'
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2020	12,137,045	$121,371	$128,764,618	$(1,920,645)	$(39,861,985)	$(33,210,231)	$6,640,531	$60,533,659
Common stock issued for:
Services	10,413	105	58,563	-	-	-	-	58,668
Purchase of treasury shares	-	-	-	(927,995)	-	-	-	(927,995)
Foreign currency translation adjustment	-	-	-	-	-	1,150,080	483,826	1,633,906
Net income (loss) for the period	-	-	-	-	(242,104)	-	162,916	(79,188)
Balance at December 31, 2020	12,147,458	$121,476	$128,823,181	$(2,848,640)	$(40,104,089)	$(32,060,151)	$7,287,273	$61,219,050

A statement of the changes in equity for the three months ended September 30, 2020 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders'
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2020	12,122,149	$121,222	$128,677,754	$(1,455,969)	$(34,269,817)	$(34,085,047)	$6,488,900	$65,477,043
Cumulative effect adjustment (1)	-	-	-	-	(6,309,722)		(474,578)	(6,784,300)
Subsidiary common stock issued for:
-Services	-	-	-	-	-	-	378	378
Common stock issued for:
Services	14,896	149	86,864	-	-	-	-	87,013
Purchase of treasury shares	-	-	-	(464,676)	-	-	-	(464,676)
Foreign currency translation adjustment	-	-	-	-	-	874,816	219,908	1,094,724
Net income for the period	-	-	-	-	717,554	-	405,923	1,123,477
Balance at September 30, 2020	12,137,045	$121,371	$128,764,618	$(1,920,645)	$(39,861,985)	$(33,210,231)	$6,640,531	$60,533,659

(1)	Cumulative effect adjustment relates to the adoption of Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Refer to Note 2 – Accounting Policies for more information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended March 31, 2020 is provided below:

			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders'
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at December 31, 2019	12,000,566	$120,006	$128,197,589	$(1,455,969)	$(36,448,870)	$(30,456,632)	$6,890,123	$66,846,247
Common stock issued for:
Services	38,131	381	176,509	-	-	-	-	176,890
Foreign currency
translation adjustment	-	-	-	-	-	(3,608,753)	(996,856)	(4,605,609)
Net income for the period	-	-	-	-	1,000,807	-	468,286	1,469,093
Balance at March 31, 2020	12,038,697	$120,387	$128,374,098	$(1,455,969)	$(35,448,063)	$(34,065,385)	$6,361,553	$63,886,621

A statement of the changes in equity for the three months ended December 31, 2019 is provided below:

			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders'
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2019	11,972,109	$119,721	$128,052,079	$(1,455,969)	$(37,034,845)	$(32,221,661)	$8,605,749	$66,065,074
Common stock issued for:
Services	28,457	285	145,510	-	-	-	-	145,795
Dividend to non-controlling interest	-	-	-	-	-	-	(1,920,618)	(1,920,618)
Foreign currency translation adjustment	-	-	-	-	-	1,765,029	244,031	2,009,060
Net income (loss) for the period	-	-	-	-	585,975	-	(39,039)	546,936
Balance at December 31, 2019	12,000,566	$120,006	$128,197,589	$(1,455,969)	$(36,448,870)	$(30,456,632)	$6,890,123	$66,846,247

A statement of the changes in equity for the three months ended September 30, 2019 is provided below:

			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders'
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2019	11,911,742	$119,117	$127,737,999	$(1,455,969)	$(35,206,898)	$(33,125,006)	$8,414,987	$66,484,230
Exercise of subsidiary common stock options	-	-	(28,097)	-	-	-	39,718	11,621
Common stock issued for:
Services	60,367	604	342,177	-	-	-	-	342,781
Foreign currency translation adjustment	-	-	-	-	-	903,345	584,356	1,487,701
Net loss for the period	-	-	-	-	(1,827,947)	-	(433,312)	(2,261,259)
Balance at September 30, 2019	11,972,109	$119,721	$128,052,079	$(1,455,969)	$(37,034,845)	$(32,221,661)	$8,605,749	$66,065,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$69,119	$(245,230)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,896,203	2,815,555
Provision for bad debts	(280,363)	75,437
Share of net loss from investment under equity method	232,488	432,522
(Gain) loss on sale of assets	127,285	(368)
Stock based compensation	239,333	565,287
Changes in operating assets and liabilities:
Accounts receivable	(777,953)	(651,991)
Accounts receivable - related party	-	1,979,232
Revenues in excess of billing	7,485,646	(1,394,184)
Revenues in excess of billing - related party	-	106,592
Other current assets	(791,849)	(824,068)
Accounts payable and accrued expenses	(69,021)	63,289
Unearned revenue	1,256,456	(2,510,954)
Net cash provided by operating activities	10,387,344	411,119

Cash flows from investing activities:
Purchases of property and equipment	(2,109,058)	(1,011,285)
Sales of property and equipment	131,293	33,820
Convertible note receivable - related party	-	(600,000)
Investment in associates	(155,500)	-
Net cash used in investing activities	(2,133,265)	(1,577,465)

Cash flows from financing activities:
Proceeds from exercise of subsidiary options	-	11,621
Purchase of treasury stock	(2,064,800)	-
Dividend paid by subsidiary to non-controlling interest	-	(1,920,618)
Proceeds from bank loans	2,109,572	2,312,968
Payments on finance lease obligations and loans - net	(533,344)	(422,051)
Net cash used in financing activities	(488,572)	(18,080)
Effect of exchange rate changes	2,666,800	(438,610)
Net increase (decrease) in cash and cash equivalents	10,432,307	(1,623,036)
Cash and cash equivalents at beginning of the period	20,166,830	17,366,364
Cash and cash equivalents at end of period	$30,599,137	$15,743,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$392,950	$220,041
Taxes	$468,628	$1,112,179

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under finance lease	$222,391	$-
Drivemate shares acquired for services rendered	$1,300,000	$-
Assets recognized under operating lease	$-	$3,474,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

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

March 31, 2021

(Unaudited)

For comparative purposes, prior year’s condensed consolidated financial statements have been reclassified to conform to report classifications of the current period. Below is the table of reclassified amounts:

	For the Three Months Ended		For the Nine Months ended
	March 31, 2020		March 31, 2020
	Originally reported	Reclassified	Originally reported	Reclassified

REVENUES
License fees	$312,133	$93,076	$3,375,241	$2,733,998
Subscription and support	4,934,635	5,153,692	14,291,959	14,864,804
Services	8,222,227	8,222,227	24,923,873	24,992,271
Services - related party	61,842	61,842	202,199	202,199
Total net revenues	$13,530,837	$13,530,837	$42,793,272	$42,793,272

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance except balances maintained in China are insured for RMB 500,000 ($76,220) in each bank and in the UK for GBP 85,000 ($116,438) in each bank. The Company maintains two bank accounts in China and six bank accounts in the UK. As of March 31, 2021, and June 30, 2020, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $28,713,152 and $18,210,378, respectively. The Company has not experienced any losses in such accounts.

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

March 31, 2021

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

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The Company’s financial assets that were measured at fair value on a recurring basis as of March 31, 2021, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$946,184	$946,184
Total	$-	$-	$946,184	$946,184

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2020, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$1,300,289	$1,300,289
Total	$-	$-	$1,300,289	$1,300,289

The reconciliation from June 30, 2020 to March 31, 2021 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2020	$1,341,575	$(41,286)	$1,300,289
Additions	1,023,634	(78,124)	945,510
Amortization during the period	-	43,617	43,617
Transfers to short term	(1,341,575)	-	(1,341,575)
Effect of Translation Adjustment	(1,723)	66	(1,657)
Balance at March 31, 2021	$1,021,911	$(75,727)	$946,184

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

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

March 31, 2021

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

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

March 31, 2021

(Unaudited)

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by category — core and non-core, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by category is as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
Core:
License	$2,120,963	$93,076	$4,710,942	$2,733,998
Subscription and support	5,674,776	5,153,692	16,571,441	14,864,804
Services	4,379,316	6,430,189	13,443,629	19,684,385
Services - related party	-	61,842	-	202,199
Total core revenue, net	12,175,055	11,738,799	34,726,012	37,485,386

Non-Core:
Services	1,608,941	1,792,038	4,826,822	5,307,886
Total non-core revenue, net	1,608,941	1,792,038	4,826,822	5,307,886

Total net revenue	$13,783,996	$13,530,837	$39,552,834	$42,793,272

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

March 31, 2021

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

The Company’s revenues in excess of billings and deferred revenue are as follows:

	As of	As of
	March 31, 2021	June 30, 2020

Revenues in excess of billings	$10,748,231	$18,506,733

Deferred Revenue	$5,728,790	$4,095,472

During the three and nine months ended March 31, 2021, the Company recognized revenue of $364,835 and $4,154,955, respectively, that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $46,352,850 as of March 31, 2021, of which the Company estimates to recognize approximately $14,216,398 in revenue over the next 12 months and the remainder over an estimated 5 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

March 31, 2021

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended March 31, 2021			For the nine months ended March 31, 2021
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic loss per share:
Net loss available to common shareholders	$(623,231)	11,343,406	$(0.05)	$(147,781)	11,571,878	$(0.01)
Effect of dilutive securities
Share grants	-	-	-	-	-	-
Diluted loss per share	$(623,231)	11,343,406	$(0.05)	$(147,781)	11,571,878	$(0.01)

	For the three months ended March 31, 2020			For the nine months ended March 31, 2020
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share

Basic income (loss) per share:
Net income (loss) available to common shareholders	$1,000,807	11,753,063	$0.09	$(241,165)	11,713,827	$(0.02)
Effect of dilutive securities
Share grants	-	-	-	-	-	-
Diluted income (loss) per share	$1,000,807	11,753,063	$0.09	$(241,165)	11,713,827	$(0.02)

The following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020

Share Grants	30,699	101,790	30,699	101,790
	30,699	101,790	30,699	101,790

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The accounts of NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $31,118,798 and $34,085,047 as of March 31, 2021 and June 30, 2020, respectively. During the three and nine months ended March 31, 2021, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation gain attributable to NetSol of $941,353 and $2,966,249, respectively. During the three and nine months ended March 31, 2020, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $3,608,753 and $940,379, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

NOTE 6 – MAJOR CUSTOMERS

During the nine months ended March 31, 2021, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $7,763,189 and $4,295,139, respectively representing 19.6% and 10.9%, respectively of revenues. During the nine months ended March 31, 2020, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $11,906,959 and $6,893,438, respectively representing 27.8% and 16.1%, respectively of revenues. The revenue from these customers are shown in the Asia – Pacific segment.

Accounts receivable from DFS and BMW at March 31, 2021, were $7,972,487 and $45,269, respectively. Accounts receivable at June 30, 2020, were $4,821,468 and $474,271, respectively. Revenues in excess of billings at March 31, 2021 were $1,014,268 and $1,620,158 for DFS and BMW, respectively. Revenues in excess of billings at June 30, 2020, were $5,709,226 and $6,977,375 for DFS and BMW, respectively. Included in this amount was $Nil and $1,300,289 shown as long term at March 31, 2021 and June 30, 2020, respectively.

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

The Company has an accrued interest balance of $701,062 at March 31, 2021 and June 30, 2020, respectively, which is included in “Other current assets”. Starting July 1, 2020, the Company is not accruing interest.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

NOTE 8 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	March 31, 2021	June 30, 2020

Prepaid Expenses	$1,790,064	$1,035,415
Advance Income Tax	369,327	355,482
Employee Advances	169,430	44,415
Security Deposits	276,913	270,403
Other Receivables	105,905	1,239,221
Other Assets	272,047	163,244
Total	$2,983,686	$3,108,180

NOTE 9 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	March 31, 2021	June 30, 2020

Revenues in excess of billings - long term	$1,021,911	$1,341,575
Present value discount	(75,727)	(41,286)
Net Balance	$946,184	$1,300,289

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the three and nine months ended March 31, 2021, the Company accreted $2,331 and $44,157, respectively. During the three and nine months ended March 31, 2020, the Company accreted $13,940 and $41,621, respectively, which were recorded in interest income for those periods. The Company used the discounted cash flow method with interest rates ranging from 4.65% to 6.25% for the period ended March 31, 2021 and an interest rate of 4.35% for the period ended June 30, 2020.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	March 31, 2021	June 30, 2020

Office Furniture and Equipment	$3,488,507	$3,143,833
Computer Equipment	20,250,373	19,256,543
Assets Under Capital Leases	1,544,826	1,443,423
Building	6,401,979	5,848,813
Land	1,660,539	1,512,905
Capital Work In Progress	31,489	27,648
Autos	1,944,062	1,348,405
Improvements	36,456	36,929
Subtotal	35,358,231	32,618,499
Accumulated Depreciation	(22,455,889)	(21,288,868)
Property and Equipment, Net	$12,902,342	$11,329,631

For the three and nine months ended March 31, 2021, depreciation expense totaled $575,855 and $1,557,578, respectively. Of these amounts, $303,780 and $842,141, respectively, are reflected in cost of revenues. For the three and nine months ended March 31, 2020, depreciation expense totaled $479,350 and $1,429,463, respectively. Of these amounts, $273,315 and $805,562, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of March 31, 2021 and June 30, 2020:

	As of	As of
	March 31, 2021	June 30, 2020
Computers and Other Equipment	$364,183	$328,621
Furniture and Fixtures	56,722	51,119
Vehicles	1,123,921	1,063,683
Total	1,544,826	1,443,423
Less: Accumulated Depreciation - Net	(803,250)	(667,096)
	$741,576	$776,327

Finance lease term and discount rate were as follows:

As of
March 31, 2021

Weighted average remaining lease term - Finance leases	0.79 Years

Weighted average discount rate - Finance leases	5.9%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2021	June 30, 2020
Assets
Operating lease assets, net	$1,637,125	$2,360,129

Liabilities
Current
Operating	$956,006	$1,111,912
Non-current
Operating	761,653	1,339,965
Total Lease Liabilities	$1,717,659	$2,451,877

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

The components of lease cost were as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020

Amortization of finance lease assets	$65,628	$59,632	$142,807	$194,632
Interest on finance lease obligation	6,662	19,085	25,307	71,416
Operating lease cost	319,712	333,886	950,538	931,955
Short term lease cost	33,138	75,897	63,209	228,869
Sub lease income	(9,155)	(8,514)	(26,517)	(25,227)
Total lease cost	$415,985	$479,986	$1,155,344	$1,401,645

Lease term and discount rate were as follows:

As of
March 31, 2021

Weighted average remaining lease term - Operating leases	1.64 Years

Weighted average discount rate - Operating leases	5.6%

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Nine Months
	Ended March 31
	2021	2020

Cash flows related to lease liabilities
Operating cash flows related to operating leases	$856,135	$905,076

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Maturities of operating lease liabilities were as follows as of March 31, 2021:

Amount
Within year 1	$1,022,176
Within year 2	634,186
Within year 3	130,701
Within year 4	21,450
Within year 5	862
Thereafter	2,802
Total Lease Payments	1,812,177
Less: Imputed interest	(94,518)
Present Value of lease liabilities	1,717,659
Less: Current portion	(956,006)
Non-Current portion	$761,653

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and terminate by July 2021. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three and nine months ended March 31, 2021, the Company received lease income of $9,1558 and $26,517, respectively. For the three and nine months ended March 31, 2020, the Company received lease income of $8,514 and $25,227, respectively.

NOTE 12 – LONG TERM INVESTMENT

Drivemate

The Company and Drivemate Co., Ltd. (“Drivemate”) entered into a subscription agreement on April 25, 2019, (“Drivemate Agreement”) whereby the Company will purchase an equity interest of 30% in Drivemate. Per the Drivemate Agreement, the Company will purchase 5,469 preferred shares for $1,800,000 consisting of $500,000 cash and $1,300,000 in services. The Company has paid $437,500 in cash, provided services of $1,300,000 and has received 5,217 shares. The remaining $62,500 will be paid in increments based on the contract with the final payment due 24 months from the date of the Drivemate Agreement signing. As of March 31, 2021, the Company owns 21.47% of Drivemate. Per the Drivemate Agreement, the Company appointed two directors to the Drivemate board. The Company determined that it met the significant influence criteria since two of the four directors are appointed by the Company and the Company is to own 30% of Drivemate at the final payment date; therefore, the Company accounts for the investment using the equity method of accounting.

The Company did not perform any services during the three and nine months ended March 31, 2021. During the three and nine months ended March 31, 2020, the Company performed $355,051 and $862,767 of services, respectively.

Under the equity method of accounting, the Company recorded its share of net income of $Nil and $3,919 for the three and nine months ended March 31, 2021, respectively.

Under the equity method of accounting, the Company recorded its share of net loss of $5,667 and $16,915 for the three and nine months ended March 31, 2020, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

WRLD3D-Related Party

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which was earned by providing IT and enterprise software solutions.

NetSol PK has not provided services to WRLD3D for the three and nine months ended March 31, 2021, and has provided services of $61,842 and $202,199 for the three and nine months ended March 31, 2020, which is recorded as services-related party. Accounts receivable and revenue in excess of billing were $1,373,099 and $8,163 at June 30, 2020, respectively. Upon adoption of ASC 326, an allowance was established for the full amounts of these accounts. The net balances of accounts receivable and revenues in excess of billing were $Nil at March 31, 2021.

Under the equity method of accounting, the Company recorded its share of net loss of $80,953 and $236,407 for the three and nine months ended March 31, 2021 and the Company recorded its share of net loss of $72,835 and $415,607 for the three and nine months ended March 31, 2020, respectively.

The following table reflects the above investments at March 31, 2021.

	Drivemate	WRLD3D	Total
Gross investment	$1,800,000	$3,888,889	$5,688,889
Cumulative net loss on investment	(15,839)	(1,926,723)	(1,942,562)
Cumulative other comprehensive income (loss)	-	(550,347)	(550,347)
Net investment	$1,784,161	$1,411,819	$3,195,980

NOTE 13 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	March 31, 2021	June 30, 2020

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(13,740,208)	(16,045,322)
Accumulated Amortization	(28,997,634)	(25,808,598)
Net Balance	$4,507,155	$5,391,077

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $4,507,155 will be amortized over the next 2.5 years. Amortization expense for the three and nine months ended March 31, 2021 was $455,988 and $1,338,625, respectively. Amortization expense for the three and nine months ended March 31, 2020 was $464,322 and $1,386,092, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Period ended:
March 31, 2022	$1,899,819
March 31, 2023	1,899,819
March 31, 2024	707,517
$4,507,155

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	March 31, 2021	June 30, 2020

Accounts Payable	$1,172,727	$1,351,158
Accrued Liabilities	4,103,183	3,349,624
Accrued Payroll & Taxes	363,660	537,888
Taxes Payable	385,540	303,996
Other Payable	131,672	138,171
Total	$6,156,782	$5,680,837

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

NOTE 15 – DEBTS

Notes payable and finance leases consisted of the following:

		As of March 31, 2021
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$160,222	$160,222	$-
Paycheck Protection Program Loans	(2)	469,721	369,162	100,559
Bank Overdraft Facility	(3)	-	-	-
Term Finance Facility	(4)	2,036,103	1,322,065	714,038
Loan Payable Bank - Export Refinance	(5)	3,265,839	3,265,839	-
Loan Payable Bank - Running Finance	(6)	-	-	-
Loan Payable Bank - Export Refinance II	(7)	2,482,037	2,482,037	-
Loan Payable Bank - Running Finance II	(8)	-	-	-
Loan Payable Bank - Export Refinance III	(9)	4,572,176	4,572,176	-
Term Finance Facility	(10)	59,087	19,080	40,007
Insurance Financing	(11)	71,245	71,245	-
		13,116,430	12,261,826	854,604
Subsidiary Finance Leases	(12)	428,591	373,088	55,503
		$13,545,021	$12,634,914	$910,107

		As of June 30, 2020
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$81,728	$81,728	$-
Paycheck Protection Program Loans	(2)	469,721	182,669	287,052
Bank Overdraft Facility	(3)	-	-	-
Term Finance Facility	(4)	1,380,878	354,337	1,026,541
Loan Payable Bank - Export Refinance	(5)	2,975,482	2,975,482	-
Loan Payable Bank - Running Finance	(6)	-	-	-
Loan Payable Bank - Export Refinance II	(7)	2,261,365	2,261,365	-
Loan Payable Bank - Running Finance II	(8)	-	-	-
Loan Payable Bank - Export Refinance III	(9)	2,975,483	2,975,483	-
Term Finance Facility	(10)	65,473	16,423	49,050
Insurance Financing	(11)	-	-	-
		10,210,130	8,847,487	1,362,643
Subsidiary Finance Leases	(12)	469,406	292,074	177,332
		$10,679,536	$9,139,561	$1,539,975

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.0% to 7.0% as of March 31, 2021 and June 30, 2020.

(2) The Company and its subsidiary, NTA, received Paycheck Protection Program loans of $469,721 introduced by the U.S. Government during the COVID-19 Pandemic. This loan is forgivable if the Company meets the criteria set by the U.S. Government. The loans carry an interest rate of 1% and have a maturity date of two years from the date of the disbursement of the loan. As of March 31, 2021, the Company has not applied for the loan forgiveness.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

(3) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $410,959. The annual interest rate was 5.12% as of March 31, 2021. The total outstanding balance as of March 31, 2021 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of March 31, 2021, NTE was in compliance with this covenant.

(4) The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank Limited, approved by the Government of Pakistan to protect the employment situation during the Pandemic COVID-19. This is a term loan payable in three years. The availed facility amount was Rs. 311,727,320 or $2,036,103, at March 31, 2021, of which $1,322,065 is shown as current and the remaining $714,038 is shown as long term. The availed facility amount was Rs. 232,042,664 or $1,380,878, at June 30, 2020, of which $354,337 is shown as current and the remaining $1,026,541 is shown as long term. The interest rate for the loan was 3% at March 31, 2021 and June 30, 2020.

(5) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 500,000,000 or $3,265,839 at March 31, 2021 and Rs. 500,000,000 or $2,975,482 at June 30, 2020. The interest rate for the loan was 3% at March 31, 2021 and June 30, 2020.

(6) The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 75,000,000 or $489,876, at March 31, 2021. The balance outstanding at March 31, 2021 and June 30, 2020 was Rs. Nil. The interest rate for the loan was 9.59% and 7.2% at March 31, 2021 and June 30, 2020, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of March 31, 2021, NetSol PK was in compliance with this covenant.

(7) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 380,000,000 or $2,482,037 and Rs. 380,000,000 or $2,261,365 at March 31, 2021 and June 30, 2020, respectively. The interest rate for the loan was 3% at March 31, 2021 and June 30, 2020.

(8) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 120,000,000 or $783,801 and Rs. 120,000,000 or $714,116, at March 31, 2021 and June 30, 2020, respectively. The interest rate for the loan was 9.09% and 7.7% at March 31, 2021 and June 30, 2020, respectively. The balance outstanding at March 31, 2021 and June 30, 2020 was Rs. Nil.

During the tenure of loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of March 31, 2021, NetSol PK was in compliance with these covenants.

(9) The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 900,000,000 or $5,878,511 and NetSol PK used Rs. 700,000,000 or $4,572,176 at March 31, 2021. The total facility amount is Rs. 900,000,000 or $5,355,868 and NetSol PK used Rs. 500,000,000 or $2,975,483 at June 30, 2020. The interest rate for the loan was 3% at March 31, 2021 and June 30, 2020.

(10) In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement. The loan amount was £69,549, or $95,273, for a period of 5 years with monthly payments of £1,349, or $1,848. As of March 31, 2021, the subsidiary has used this facility up to $59,087, of which $40,007 was shown as long-term and $19,080 as current. The interest rate was 6.14% at March 31, 2021.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

(11) The Company’s subsidiary, VLS finances Directors’ and Officers’ (“D&O”) liability insurance, and recorded in current maturities. The interest rate on this financing was 4.5% as of March 31, 2021.

(12) The Company leases various fixed assets under finance lease arrangements expiring in various years through 2024. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three and nine months ended March 31, 2021 and 2020.

Following is the aggregate minimum future lease payments under finance leases as of March 31, 2021:

Amount
Minimum Lease Payments
Within year 1	$382,384
Within year 2	31,336
Within year 3	27,949
Total Minimum Lease Payments	441,669
Interest Expense relating to future periods	(13,078)
Present Value of minimum lease payments	428,591
Less: Current portion	(373,088)
Non-Current portion	$55,503

NOTE 16 - STOCKHOLDERS’ EQUITY

During the three and nine months ended March 31, 2021, the Company issued 3,020 and 9,060 shares of common stock for services rendered by officers of the Company. These shares were valued at the fair market value of $17,068 and $51,204, respectively.

During the three and nine months ended March 31, 2021, the Company issued nil and 1,983 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $Nil and $11,997, respectively.

During the three and nine months ended March 31, 2021, the Company issued 7,393 and 24,679 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $41,599 and $141,147, respectively.

NOTE 17 - INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2020	66,421	$5.88
Vested	(35,722)	$5.72
Unvested, March 31, 2021	30,699	$5.79

For the three and nine months ended March 31, 2021, the Company recorded compensation expense of $74,169 and $239,333, respectively. For the three and nine months ended March 31, 2020, the Company recorded compensation expense of $236,702 and $565,287, respectively. The compensation expense related to the unvested stock grants as of March 31, 2021 was $134,276 which will be recognized during the fiscal years 2021 through 2022.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

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

The following table presents a summary of identifiable assets as of March 31, 2021 and June 30, 2020:

	As of	As of
	March 31, 2021	June 30, 2020
Identifiable assets:
Corporate headquarters	$2,262,773	$4,508,724
North America	5,798,737	5,949,653
Europe	10,928,592	10,856,814
Asia - Pacific	69,325,685	67,157,898
Consolidated	$88,315,787	$88,473,089

The following table presents a summary of investment under equity method as of March 31, 2021 and June 30, 2020:

	As of	As of
	March 31, 2021	June 30, 2020
Investment in associates under equity method:
Corporate headquarters	$401,307	$473,692
Asia - Pacific	2,794,673	1,914,000
Consolidated	$3,195,980	$2,387,692

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

The following table presents a summary of operating information for the three and nine months ended March 31:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
Revenues from unaffiliated customers:
North America	$1,008,011	$1,210,187	$2,837,445	$3,464,705
Europe	2,748,945	2,791,238	8,627,042	8,225,906
Asia - Pacific	10,027,040	9,467,570	28,088,347	30,900,462
	13,783,996	13,468,995	39,552,834	42,591,073
Revenue from affiliated customers
Asia - Pacific	-	61,842	-	202,199
	-	61,842	-	202,199
Consolidated	$13,783,996	$13,530,837	$39,552,834	$42,793,272

Intercompany revenue
Europe	$160,970	$143,814	$426,883	$455,040
Asia - Pacific	3,810,340	2,048,652	9,094,697	5,618,855
Eliminated	$3,971,310	$2,192,466	$9,521,580	$6,073,895

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(804,636)	$240,294	$1,536,305	$(1,003,798)
North America	57,460	134,390	(271,356)	230,738
Europe	(474,629)	122,974	301,472	927,717
Asia - Pacific	246,635	971,435	(1,497,302)	(399,887)
Consolidated	$(975,170)	$1,469,093	$69,119	$(245,230)

The following table presents a summary of capital expenditures for the nine months ended March 31:

	For the Nine Months
	Ended March 31,
	2021	2020
Capital expenditures:
North America	$1,520	$2,404
Europe	388,367	487,693
Asia - Pacific	1,719,171	521,188
Consolidated	$2,109,058	$1,011,285

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

NOTE 20 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at March 31, 2021

NetSol PK	33.88%	$7,322,241
NetSol-Innovation	33.88%	137,985
NetSol Thai	0.006%	(196)
OTOZ Thai	0.006%	(48)
OTOZ	5.00%	(17,208)
Total		$7,442,774

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2020

NetSol PK	33.88%	$6,361,747
NetSol-Innovation	33.88%	128,514
NetSol Thai	0.006%	(39)
OTOZ Thai	0.006%	4
OTOZ	5.00%	(1,326)
Total		$6,488,900

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

During the three and nine months ended March 31, 2021, the Company recorded an income tax provision of $133,156 and $642,884, respectively, resulting in an effective tax rate of (15.8%) and 90.3%, respectively. During the three and nine months ended March 31, 2020, the Company recorded an income tax provision of $218,351 and $1,067,099, respectively, resulting in an effective tax rate of 12.9% and 129.8%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and nine months ended March 31, 2021. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2020, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended March 31, 2021:

●	The leasing division of a mid-sized regional bank in the U.S. went live with the SaaS version of our LeasePak solution.
●	We generated over $1,000,000 of revenue by successfully implementing change requests from various customers across multiple regions.
●	We started the NFS Ascent® Retail implementation process for the subsidiary of a leading German Auto Manufacturer based in South Korea.
●	We generated approximately $2,100,000 of license revenue with the renewal of our NFS CAP and CMS solutions with an existing customer in Thailand.

Management has identified the following material trends affecting NetSol.

Positive trends:

●	NFS Ascent® SaaS offering is gaining traction in mid-size auto captives in the North American and European markets.
●	Mobility and digital transformation are the new norm showing acceleration in every sector particularly in auto and banking.
●	On Cloud demand for our solution is on the rise.
●	COVID-19 has created new dynamics for businesses and corporations with employees and executives working from home. Essentially, the decreased office and maintenance costs, as well as the sharply reduced travel expenses, should positively impact our financials.
●	COVID-19 is creating new opportunities for our R&D teams to expand and monetize mobile and digital solutions in our space and complementary sectors.
●	In developing markets, new interests are emerging from existing clients for upgrades and mobility platforms.
●	Growing opportunities and dynamics of shared car ownership either through ride hailing and car sharing encouraging our innovation and development tools.
●	OTOZ platform is showing positive trajectory of interest from existing and new auto leasing and Tier 1 companies in all of our markets, including China, the US and Europe.
●	Improved stability in U.S. and Pakistan relationship boosting confidence and trade relations.
●	The China Pakistan Economic Corridor (CPEC), a Chinese investment initiative, has exceeded $62 billion investment from the originally planned $46 billion on Pakistan energy and infrastructure sectors.
●	China auto sector remains strong as our customers are constantly demanding ‘Change Requests’ or additional services and reflects resilience.
●	Car dealerships in the U.S. reported record profits in 2020 even with reduced staff and a national recession.

Negative trends:

●	The degree to which the COVID-19 pandemic impacts our future business globally, results of operations and financial condition will depend on future developments, which are uncertain, including but not limited to the duration, spread and severity of the pandemic, the availability, adoption and efficacy of vaccines, government responses and other actions to mitigate the spread of and to treat COVID-19, and when and to what extent normal business, economic and social activity and conditions resume.
●	We are unable to predict the extent to which the pandemic impacts our customers and other partners and their financial conditions, but adverse effects on these parties could also adversely affect us.
●	Most OEMs and auto sectors are experiencing a major slowdown due to lockdowns and health concerns.
●	The C-level decision making to acquire new systems or even upgrade will be elongated due to uncertainty of the COVID-19 virus.
●	Due to travel restrictions caused by COVID-19, it is increasingly difficult to conduct face to face meetings for global clients and new prospects removing the personal connection essential to some decision making.
●	The COVID-19 pandemic has adversely affected live industry conferences and events, such as those held by the Equipment Leasing and Finance Association (ELFA), reducing leads and market exposure.
●	Working from the office poses its own risk of virus spread until it vanishes completely.
●	Political actions, including trade protection and national security policies of the U.S. and Chinese governments, such as tariffs or bans could in the future limit or prevent companies from transacting business with China and aggravate the global business environment.

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2021 Compared to the Quarter Ended March 31, 2020

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2021 and 2020 as a percentage of revenues.

	For the Three Months
	Ended March 31,
	2021	%	2020	%
Net Revenues:
License fees	$2,120,963	15.4%	$93,076	0.7%
Subscription and support	5,674,776	41.2%	5,153,692	38.1%
Services	5,988,257	43.4%	8,222,227	60.8%
Services - related party	—	0.0%	61,842	0.5%
Total net revenues	13,783,996	100.0%	13,530,837	100.0%

Cost of revenues:
Salaries and consultants	5,372,302	39.0%	4,850,438	35.8%
Travel	151,075	1.1%	1,052,033	7.8%
Depreciation and amortization	759,768	5.5%	737,637	5.5%
Other	1,075,403	7.8%	868,491	6.4%
Total cost of revenues	7,358,548	53.4%	7,508,599	55.5%

Gross profit	6,425,448	46.6%	6,022,238	44.5%
Operating expenses:
Selling and marketing	1,595,967	11.6%	1,587,821	11.7%
Depreciation and amortization	272,075	2.0%	206,035	1.5%
General and administrative	3,860,509	28.0%	4,151,394	30.7%
Research and development cost	234,678	1.7%	453,050	3.3%
Total operating expenses	5,963,229	43.3%	6,398,300	47.3%

Income (loss) from operations	462,219	3.4%	(376,062)	-2.8%
Other income and (expenses)
Gain (loss) on sale of assets	(53,012)	-0.4%	129	0.0%
Interest expense	(98,656)	-0.7%	(94,395)	-0.7%
Interest income	231,979	1.7%	448,368	3.3%
Gain (loss) on foreign currency exchange transactions	(1,825,349)	-13.2%	1,770,894	13.1%
Share of net loss from equity investment	(80,953)	-0.6%	(78,502)	-0.6%
Other income	521,758	3.8%	17,012	0.1%
Total other income (expenses)	(1,304,233)	-9.5%	2,063,506	15.3%

Net income (loss) before income taxes	(842,014)	-6.1%	1,687,444	12.5%
Income tax provision	(133,156)	-1.0%	(218,351)	-1.6%
Net income (loss)	(975,170)	-7.1%	1,469,093	10.9%
Non-controlling interest	351,939	2.6%	(468,286)	-3.5%
Net income (loss) attributable to NetSol	$(623,231)	-4.5%	$1,000,807	7.4%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due to	(Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2021	%	2020	%	Currency	Fluctuation	Reported

Net Revenues:	$13,783,996	100.0%	$13,530,837	100.0%	$63,380	$189,779	$253,159

Cost of revenues:	7,358,548	53.4%	7,508,599	55.5%	168,812	(18,761)	150,051

Gross profit	6,425,448	46.6%	6,022,238	44.5%	232,192	171,018	403,210

Operating expenses:	5,963,229	43.3%	6,398,300	47.3%	456,508	(21,437)	435,071

Income (loss) from operations	$462,219	3.4%	$(376,062)	-2.8%	$688,700	$149,581	$838,281

Net revenues for the quarter ended March 31, 2021 and 2020 are broken out among the segments as follows:

	2021		2020
	Revenue	%	Revenue	%

North America	$1,008,011	7.3%	$1,210,187	8.9%
Europe	2,748,945	19.9%	2,791,238	20.6%
Asia-Pacific	10,027,040	72.7%	9,529,412	70.4%
Total	$13,783,996	100.0%	$13,530,837	100.0%

Revenues

License fees

License fees for the three months ended March 31, 2021 were $2,120,963 compared to $93,076 for the three months ended March 31, 2020 reflecting an increase of $2,027,887 with a change in constant currency of $1,958,142. During the three months ended March 31, 2021, we recognized approximately $2,100,000 related to a license agreement with an existing tier one finance company in Thailand for out CAP and CMS solutions.

Subscription and support

Subscription and support fees for the three months ended March 31, 2021 were $5,674,776 compared to $5,153,692 for the three months ended March 31, 2020 reflecting an increase of $521,084 with a change in constant currency of $462,578. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended March 31, 2021 was $5,988,257 compared to $8,222,227 for the three months ended March 31, 2020 reflecting a decrease of $2,233,970 with a decrease in constant currency of $2,295,498. The decrease in services revenue is due to the decrease in implementation revenue associated with customers who have gone live with our products. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the three months ended March 31, 2021 was $Nil compared to $61,842 for the three months ended March 31, 2020 reflecting a decrease of $61,842 with a change in constant currency of $61,842. The decrease in related party service revenue is due to a decrease in service revenue related to services performed for WRLD3D.

Gross Profit

The gross profit was $6,425,448, for the three months ended March 31, 2021 compared with $6,022,238 for the three months ended March 31, 2020. This is an increase of $403,210 with a change in constant currency of $232,192. The gross profit percentage for the three months ended March 31, 2021 also increased to 46.6% from 44.5% for the three months ended March 31, 2020. The cost of sales was $7,358,548 for the three months ended March 31, 2021 compared to $7,508,599 for the three months ended March 31, 2020 for a decrease of $150,051 and on a constant currency basis a decrease of $168,812. As a percentage of sales, cost of sales decreased from 55.5% for the three months ended March 31, 2020 to 53.4% for the three months ended March 31, 2021.

Salaries and consultant fees increased by $521,864 from $4,850,438 for the three months ended March 31, 2020 to $5,372,302 for the three months ended March 31, 2021 and on a constant currency basis increased $507,676. The increase is due to annual salary raises and the hiring of additional personnel to fulfill delivery requirements. As a percentage of sales, salaries and consultant expense increased from 35.9% for the three months ended March 31, 2020 to 39.0% for the three months ended March 31, 2021.

Travel expense was $151,075 for the three months ended March 31, 2021 compared to $1,052,033 for the three months ended March 31, 2020 for a decrease of $900,958 with a decrease in constant currency of $910,293. The decrease in travel expense is due to the travel restrictions associated with the COVID-19 pandemic.

Depreciation and amortization expense increased to $759,768 compared to $737,637 for the three months ended March 31, 2020 or an increase of $22,131 and on a constant currency basis an increase of $35,712.

Operating Expenses

Operating expenses were $5,963,229 for the three months ended March 31, 2021 compared to $6,398,300, for the three months ended March 31, 2020 for a decrease of 6.8% or $435,071 and on a constant currency basis a decrease of 7.1% or $456,508. As a percentage of sales, it decreased from 47.3% to 43.3%. The decrease in operating expenses was primarily due to decreases in the general administrative expenses and research and development costs.

General and administrative expenses were $3,860,509 for the three months ended March 31, 2021 compared to $4,151,394 for the three months ended March 31, 2020 or a decrease of $290,885 or 7.0% and on a constant currency basis a decrease of $282,262 or 6.8%. The decrease is primarily due to a reduction of approximately $200,000 related to the decrease in the provision for doubtful accounts and approximately $175,000 related to reduced travel expenses, offset by approximately $68,000 increase in salaries. Research and Development costs decreased $218,372 from $453,050 for the three months ended March 31, 2020 to $234,678 for the three months ended March 31, 2021 and on a constant currency basis decreased $216,814.

Income/Loss from Operations

Income from operations was $462,219 for the three months ended March 31, 2021 compared to a loss of $376,062 for the three months ended March 31, 2020. This represents an increase of $838,281 with an increase of $688,700 on a constant currency basis for the three months ended March 31, 2021 compared with the three months ended March 31, 2020. As a percentage of sales, income from operations was 3.4% for the three months ended March 31, 2021 compared to loss of 2.8% for the three months ended March 31, 2020.

Other Income and Expense

Other expense was $1,304,233 for the three months ended March 31, 2021 compared to other income of $2,063,506 for the three months ended March 31, 2020. This represents a decrease of $3,367,739 with a decrease of $3,453,699 on a constant currency basis. The decrease is primarily due to the interest income and foreign currency exchange transactions. We did not accrue any interest income on the convertible notes receivable for the three months ended March 31, 2021 compared to $96,217 for the three months ended March 31, 2020. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended March 31, 2021, we recognized a loss of $1,825,349 in foreign currency exchange transactions compared to a gain of $1,770,894 for the three months ended March 31, 2020. During the three months ended March 31, 2021, the value of the U.S. dollar and the Euro decreased 4.5% and 8.7%, respectively, compared to the PKR. During the three months ended March 31, 2020, the value of the U.S. dollar and the Euro increased 7.4% and 5.4%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended March 31, 2021, the net loss attributable to non-controlling interest was $351,939, compared to income of $468,286 for the three months ended March 31, 2020. The decrease in non-controlling interest is primarily due to the increase in the net loss of NetSol PK.

Net Income / Loss attributable to NetSol

Our net loss was $623,231 for the three months ended March 31, 2021 compared to net income of $1,000,807 for the three months ended March 31, 2020. This is a decrease of $1,624,038 with a decrease of $1,850,389 on a constant currency basis, compared to the prior year. For the three months ended March 31, 2021, the net loss per share was $0.05 for basic and diluted shares compared to net income per share of $0.09 for basic and diluted shares for the three months ended March 31, 2020.

Nine Months Ended March 31, 2021 Compared to the Nine Months Ended March 31, 2020

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2021 and 2020 as a percentage of revenues.

	For the Nine Months
	Ended March 31,
	2021	%	2020	%
Net Revenues:
License fees	$4,710,942	11.9%	$2,733,998	6.4%
Subscription and support	16,571,441	41.9%	14,864,804	34.7%
Services	18,270,451	46.2%	24,992,271	58.4%
Services - related party	-	0.0%	202,199	0.5%
Total net revenues	39,552,834	100.0%	42,793,272	100.0%

Cost of revenues:
Salaries and consultants	15,193,613	38.4%	13,931,274	32.6%
Travel	414,001	1.0%	3,967,591	9.3%
Depreciation and amortization	2,180,766	5.5%	2,191,654	5.1%
Other	2,915,122	7.4%	2,767,927	6.5%
Total cost of revenues	20,703,502	52.3%	22,858,446	53.4%

Gross profit	18,849,332	47.7%	19,934,826	46.6%
Operating expenses:
Selling and marketing	4,763,598	12.0%	5,189,785	12.1%
Depreciation and amortization	715,437	1.8%	623,901	1.5%
General and administrative	11,353,933	28.7%	12,638,797	29.5%
Research and development cost	431,086	1.1%	1,580,625	3.7%
Total operating expenses	17,264,054	43.6%	20,033,108	46.8%

Income (loss) from operations	1,585,278	4.0%	(98,282)	-0.2%
Other income and (expenses)
Gain (loss) on sale of assets	(127,285)	-0.3%	368	0.0%
Interest expense	(296,224)	-0.7%	(246,064)	-0.6%
Interest income	643,654	1.6%	1,283,279	3.0%
Gain (loss) on foreign currency exchange transactions	(1,515,327)	-3.8%	71,765	0.2%
Share of net loss from equity investment	(232,488)	-0.6%	(432,522)	-1.0%
Other income	654,395	1.7%	243,325	0.6%
Total other income (expenses)	(873,275)	-2.2%	920,151	2.2%

Net income (loss) before income taxes	712,003	1.8%	821,869	1.9%
Income tax provision	(642,884)	-1.6%	(1,067,099)	-2.5%
Net income (loss)	69,119	0.2%	(245,230)	-0.6%
Non-controlling interest	(216,900)	-0.5%	4,065	0.0%
Net income (loss) attributable to NetSol	$(147,781)	-0.4%	$(241,165)	-0.6%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Nine Months				Change in	Change due to	(Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2021	%	2020	%	Currency	Fluctuation	Reported

Net Revenues:	$39,552,834	100.0%	$42,793,272	100.0%	$(3,081,041)	$(159,397)	$(3,240,438)

Cost of revenues:	20,703,502	52.3%	22,858,446	53.4%	1,861,221	293,723	2,154,944

Gross profit	18,849,332	47.7%	19,934,826	46.6%	(1,219,820)	134,326	(1,085,494)

Operating expenses:	17,264,054	43.6%	20,033,108	46.8%	2,541,918	227,136	2,769,054

Income (loss) from operations	$1,585,278	4.0%	$(98,282)	-0.2%	$1,322,098	$361,462	$1,683,560

Net revenues for the nine months ended March 31, 2021 and 2020 are broken out among the segments as follows:

	2021		2020
	Revenue	%	Revenue	%

North America	$2,837,445	7.2%	$3,464,705	8.1%
Europe	8,627,042	21.8%	8,225,906	19.2%
Asia-Pacific	28,088,347	71.0%	31,102,661	72.7%
Total	$39,552,834	100.0%	$42,793,272	100.0%

Revenues

License fees

License fees for the nine months ended March 31, 2021 were $4,710,942 compared to $2,733,998 for the nine months ended March 31, 2020 reflecting an increase of $1,976,944 with a change in constant currency of $1,760,804. During the nine months ended March 31, 2021, we recognized approximately $2,410,000 related to a new agreement with an existing tier one finance company in China to upgrade to our NFS Ascent® Retail and Wholesale platforms and approximately $2,100,000 related to an agreement with an existing tier one finance company in Thailand. During the nine months ended March 31, 2020, we recognized approximately $2,455,000 related to the DFS contract.

Subscription and support

Subscription and support fees for the nine months ended March 31, 2021 were $16,571,441 compared to $14,864,804 for the nine months ended March 31, 2020 reflecting an increase of $1,706,637 with a change in constant currency of $1,798,851. The increase in subscription and support fees is due to going live with several markets related to the DFS contract and going live with the BMW contract. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the nine months ended March 31, 2021 was $18,270,451 compared to $24,992,271 for the nine months ended March 31, 2020 reflecting a decrease of $6,721,820 with a decrease in constant currency of $6,438,497. The decrease in services revenue is due to the decrease in implementation revenue associated with customers who have gone live with our products. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – related party

Services income from related party for the nine months ended March 31, 2021 was $Nil compared to $202,199 for the nine months ended March 31, 2020 reflecting a decrease of $202,199 with a change in constant currency of $202,199. The decrease in related party service revenue is due to a decrease in service revenue related to services performed for WRLD3D.

Gross Profit

The gross profit was $18,849,332, for the nine months ended March 31, 2021 compared with $19,934,826 for the nine months ended March 31, 2020. This is a decrease of $1,085,494 with a change in constant currency of $1,219,820. The gross profit percentage for the nine months ended March 31, 2021 increased to 47.7% from 46.6% for the nine months ended March 31, 2020. The cost of sales was $20,703,502 for the nine months ended March 31, 2021 compared to $22,858,446 for the nine months ended March 31, 2020 for a decrease of $2,154,944 and on a constant currency basis a decrease of $1,861,221. As a percentage of sales, cost of sales decreased from 53.4% for the nine months ended March 31, 2020 to 52.3% for the nine months ended March 31, 2021.

Salaries and consultant fees increased by $1,262,339 from $13,931,274 for the nine months ended March 31, 2020 to $15,193,613 for the nine months ended March 31, 2021 and on a constant currency basis increased $1,469,590. The increase is due to annual salary raises and the hiring of additional personnel to fulfill delivery requirements. As a percentage of sales, salaries and consultant expense increased from 32.6% for the nine months ended March 31, 2020 to 38.4% for the nine months ended March 31, 2021.

Travel expense was $414,001 for the nine months ended March 31, 2021 compared to $3,967,591 for the nine months ended March 31, 2020 for a decrease of $3,553,590 with a decrease in constant currency of $3,571,101. The decrease in travel expense is due to the travel restrictions associated with the COVID-19 pandemic.

Depreciation and amortization expense decreased to $2,180,766 compared to $2,191,654 for the nine months ended March 31, 2020 or a decrease of $10,888 and on a constant currency basis an increase of $65,186.

Operating Expenses

Operating expenses were $17,264,054 for the nine months ended March 31, 2021 compared to $20,033,108, for the nine months ended March 31, 2020 for a decrease of 13.8% or $2,769,054 and on a constant currency basis a decrease of 12.7% or $2,541,918. As a percentage of sales, it decreased from 46.8% to 43.7%. The decrease in operating expenses was primarily due to decreases in selling and marketing expenses, professional services, research and development and general and administrative expenses.

Selling and marketing expenses decreased $426,187 or 8.2% and on a constant currency basis decreased $399,596 or 7.7%. The decrease in selling and marketing expenses based on constant currency is due to a decrease in travel expenses and business development costs to market and sell NFS Ascent® globally.

General and administrative expenses were $11,353,933 for the nine months ended March 31, 2021 compared to $12,638,797 for the nine months ended March 31, 2020 for a decrease of $1,284,864 or 10.1% and on a constant currency basis a decrease of $1,081,337 or 8.6%. The decrease is primarily due to a reduction of approximately $320,000 related to a withholding tax on dividends paid by NetSol PK, approximately $351,000 of reduced travel expenses, approximately $92,000 of reduced professional services, approximately $302,000 related to the decrease in the provision for doubtful accounts and approximately $104,000 reduction in rent expense offset by an increase in salaries of approximately $113,000.

Income/Loss from Operations

Income from operations was $1,585,278 for the nine months ended March 31, 2021 compared to a loss of $98,282 for the nine months ended March 31, 2020. This represents an increase of $1,683,560 with an increase of $1,322,098 on a constant currency basis for the nine months ended March 31, 2021 compared with the nine months ended March 31, 2020. As a percentage of sales, income from operations was 4.0% for the nine months ended March 31, 2021 compared to a loss of 0.2% for the nine months ended March 31, 2020.

Other Income and Expense

Other expense was $873,275 for the nine months ended March 31, 2021 compared to other income of $920,151 for the nine months ended March 31, 2020. This represents a decrease of $1,793,426 with a decrease of $1,926,494 on a constant currency basis. The decrease is primarily due to the interest income and foreign currency exchange transactions. We did not accrue any interest income on the convertible notes receivable for the nine months ended March 31, 2021compared to $275,704 for the nine months ended March 31, 2020. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the nine months ended March 31, 2021, we recognized a loss of $1,515,327 in foreign currency exchange transactions compared to a gain of $71,765 for the nine months ended March 31, 2020. During the nine months ended March 31, 2021, the value of the U.S. dollar and the Euro decreased 8.0% and 1.9%, respectively, compared to the PKR. During the nine months ended March 31, 2020, the value of the U.S. dollar increased 2.0% and the value of the Euro decreased 1.3%, respectively, compared to the PKR.

Non-controlling Interest

For the nine months ended March 31, 2021, the net income attributable to non-controlling interest was $216,900, compared to a loss of $4,065 for the nine months ended March 31, 2020. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net Income / Loss attributable to NetSol

The net loss was $147,781 for the nine months ended March 31, 2021 compared to a net loss of $241,565 for the nine months ended March 31, 2020. This is a decrease in the net loss of $93,384 with an increase in the net loss of $412,673 on a constant currency basis, compared to the prior year. For the nine months ended March 31, 2021, net loss per share was $0.01 for basic and diluted shares compared to $0.02 for basic and diluted shares for the nine months ended March 31, 2020.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and nine months ended March 31, 2021 and 2020 are as follows:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Net Income (loss) attributable to NetSol	$(623,231)	$1,000,807	$(147,781)	$(241,165)
Non-controlling interest	(351,939)	468,286	216,900	(4,065)
Income taxes	133,156	218,351	642,884	1,067,099
Depreciation and amortization	1,031,843	943,672	2,896,203	2,815,555
Interest expense	98,656	94,395	296,224	246,064
Interest (income)	(231,979)	(448,368)	(643,654)	(1,283,279)
EBITDA	$56,506	$2,277,143	$3,260,776	$2,600,209
Add back:
Non-cash stock-based compensation	74,169	236,702	239,333	565,287
Adjusted EBITDA, gross	$130,675	$2,513,845	$3,500,109	$3,165,496
Less non-controlling interest (a)	66,659	(729,735)	(1,074,038)	(885,144)
Adjusted EBITDA, net	$197,334	$1,784,110	$2,426,071	$2,280,352

Weighted Average number of shares outstanding
Basic	11,343,406	11,753,063	11,571,878	11,713,827
Diluted	11,343,406	11,753,063	11,571,878	11,713,827

Basic adjusted EBITDA	$0.02	$0.15	$0.21	$0.19
Diluted adjusted EBITDA	$0.02	$0.15	$0.21	$0.19

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$(351,939)	$468,286	$216,900	$(4,065)
Income Taxes	34,867	59,983	127,749	303,610
Depreciation and amortization	283,716	271,244	812,816	800,882
Interest expense	29,585	28,068	89,929	72,600
Interest (income)	(71,440)	(113,413)	(204,604)	(334,584)
EBITDA	$(75,211)	$714,168	$1,042,790	$838,443
Add back:
Non-cash stock-based compensation	8,552	15,567	31,248	46,701
Adjusted EBITDA of non-controlling interest	$(66,659)	$729,735	$1,074,038	$885,144

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $30,599,137 at March 31, 2021, compared to $20,166,830 at June 30, 2020.

Net cash provided by operating activities was $10,387,344 for the nine months ended March 31, 2021 compared to $411,119 for the nine months ended March 31, 2020. At March 31, 2021, we had current assets of $55,561,592 and current liabilities of $25,564,816. We had accounts receivable of $12,176,722 at March 31, 2021 compared to $11,414,257 at June 30, 2020. We had revenues in excess of billings of $10,748,231 at March 31, 2021 compared to $18,506,733 at June 30, 2020 of which $946,184 and $1,300,289 is shown as long term as of March 31, 2021 and June 30, 2020, respectively. The long-term portion was discounted by $75,727 and $41,286 at March 31, 2021 and June 30, 2020, respectively, using the discounted cash flow method with interest rates ranging from 4.65% to 6.25% at March 31, 2021, and an interest rate of 4.35% at June 30, 2020. During the nine months ended March 31, 2021, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $6,996,037 from $29,920,990 at June 30, 2020 to $22,924,953 at March 31, 2021. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,156,782 and $12,634,914, respectively at March 31, 2021. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $5,680,837 and $9,139,561, respectively at June 30, 2020.

The average days sales outstanding for the nine months ended March 31, 2021 and 2020 were 183 and 201 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $2,133,265 for the nine months ended March 31, 2021, compared to $1,577,465 for the nine months ended March 31, 2020. We had purchases of property and equipment of $2,109,058 compared to $1,011,285 for the nine months ended March 31, 2020. For the nine months ended March 31, 2021 and 2020, we invested $Nil and $600,000, respectively, in a short-term convertible note receivable from WRLD3D. For the nine months ended March 31, 2021 and 2020, we invested $155,500 and $Nil, respectively, in DriveMate.

Net cash provided by financing activities was $488,572 for the nine months ended March 31, 2021, compared to $18,080, for the nine months ended March 31, 2020. For the nine months ended March 31, 2021, we purchased 603,688 shares of our own stock for $2,064,800 compared to $Nil for the same period last year. The nine months ended March 31, 2021 included the cash inflow of $2,109,572 from bank proceeds compared to $2,312,968 for the same period last year. During the nine months ended March 31, 2021, we had net payments for bank loans and finance leases of $533,344 compared to $422,051 for the nine months ended March 31, 2020. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of March 31, 2021, we had approximately $30.6 million of cash, cash equivalents and marketable securities of which approximately $28.7 million is held by our foreign subsidiaries. As of June 30, 2020, we had approximately $20.2 million of cash, cash equivalents and marketable securities of which approximately $18.2 million is held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($410,959) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($3,265,839) and a running finance facility of Rupees 75 million ($489,876). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($5,878,511). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($2,482,037) and a running finance facility of Rs. 120 million ($783,801) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The repurchases provided in the table below were made through the quarter ended March 31, 2021:

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
Jul-20	21,940	$3.02	21,940	-
Aug-20	125,112	$3.18	147,052	-
Oct-20	102,023	$2.94	249,075	-
Nov-20	124,715	$3.00	373,790	-
Dec-20	73,206	$3.47	446,996	-
Jan-21	92,440	$4.03	539,436	-
Feb-21	30,021	$4.87	569,457
Mar-21	34,231	$4.49	603,688
Total	603,688		603,688	641,025

(1)	The Board of Directors approved a repurchase of shares up to $2,000,000 on July 30, 2020. Based on the share price reported on NASDAQ on July 30, 2020, the maximum number of shares that could be purchased was 641,205. The actual maximum number of shares will vary depending on the actual price paid per share purchased. The Board of Directors agreed to the extension of the repurchasing plan through June 28, 2021.

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

NETSOL TECHNOLOGIES, INC.

Date:	May 13, 2021	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	May 13, 2021	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 52