Form 10-K
period 2021-06-30
NETSOL TECHNOLOGIES INC
filed 2021-09-28
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $39,499,442 based upon the closing price of the stock as reported on NASDAQ Capital Market ($3.8 per share) on December 31, 2020, the last business day of the registrant’s second quarter. As of September 16, 2021, there were 11,265,064 shares of common stock outstanding and no shares of its Preferred Stock issued and outstanding.

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

PART 1

ITEM 1 - BUSINESS

GENERAL

NetSol Technologies, Inc. (Nasdaq CM: NTWK) is a worldwide provider of IT and enterprise software solutions to the global finance and leasing industry. We believe that our solutions constitute mission critical applications for clients, as they encapsulate end-to-end business processes, facilitating faster processing and increased transactions.

NETSOL’s primary sources of revenues have been licensing, subscriptions, modification, enhancement and support of its suite of financial applications, under the brand name NFS Ascent® for leading businesses in the global finance and leasing space. With constant innovation being a major part of NETSOL’s DNA, we have enabled NFS Ascent® deployment on the cloud with several implementations already live and some underway. This shift to the cloud will enable NETSOL’s new customers to opt for a subscription-based pricing model rather than the traditional licensing model.

NETSOL’s clients include blue chip organizations, Dow-Jones 30 Industrials, Fortune 500 manufacturers, financial institutions, global vehicle manufacturers and enterprise technology providers, all of which are serviced by NETSOL’s strategically placed support and delivery locations around the globe.

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

OUR BUSINESS

Company Business Model

NETSOL believes that our strong technology solutions offer our customers a return on their investment and allows us to thrive in a hyper competitive and mature global marketplace. Our solutions are bolstered by our people. NETSOL believes that people are the drivers of success; therefore, we invest heavily in our hiring, training and retention of top-notch staff to ensure not only successful selling, but also the ongoing satisfaction of our clients. Taken together, this “selling and attentive servicing” approach creates a distinctive advantage for NETSOL and a unique value for its customers. NETSOL continues to underpin its proven and effective business model which is a combination of careful cost arbitrage, subject matter expertise, domain experience, scalability and proximity with its global and regional customers.

Niche Market Focus

By specializing in leasing and financing solutions, we have gained a strong foothold in several global locations and a market leading position in the captive auto-finance segment. NETSOL has a significantly growing presence in the general asset finance space, including equipment and the big ticket financing industry together with startups and banks.

Subject Matter Expertise

Our dual expertise in enterprise technology implementation and financial application development has helped us emerge as a global player in the finance and leasing industry and secure a broad footprint across the major markets of North America, Asia Pacific and Europe. The Asia Pacific region has particularly benefitted from the organic growth in the fast-developing leasing automation industry, which is still nascent per Western standards.

Domain Experience

NETSOL has a strong presence in the captive auto-finance domain. With a collective experience of over two decades in Asia Pacific and Europe and of nearly four decades in North America, NETSOL is one of the few players in this niche industry with a global presence.

Proximity with Global and Regional Customers

We have offices across the world, located strategically to maintain close contact and proximity with our customers in various key markets. This has not only helped us in strengthening our customer relationships but also in building a deeper understanding of local market dynamics. Simultaneously, we are able to extend services and even support development through a combination of onsite and off-site resources. This approach has allowed us to offer blended rates to our customers by employing a unique and cost-effective global development model.

While our business model is built around the development, implementation and maintenance of our suite of financial applications, we have employed the same facilities and competencies to extend our offerings into related segments, including but not limited to:

●	IT consulting and services
●	Business intelligence
●	Outsourcing services and software process improvement consulting
●	Maintenance and support of existing systems
●	Project management
●	Technology/start-up incubation
●	White label digital retailing for auto-captives
●	3D mapping

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

OUR SOLUTIONS

NFS Ascent®

Covering the complete finance and leasing cycle starting from quotation origination through end of contract transactions, NFS Ascent® has been designed and developed for a highly flexible setting and is capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. The solution fully automates the entire financing/leasing cycle for companies of any size, including those with multi-billion-dollar portfolios. NFS Ascent® empowers financial institutions to effectively manage their complex lending and leasing portfolios, enabling them to thrive in hyper-competitive global markets.

NFS Ascent® is built on cutting-edge, modern technology that enables auto, equipment and big-ticket finance companies, alongside banks, to run their retail and wholesale finance business with ease. With comprehensive domain coverage and powerful configuration engines, it is architected to empower finance and leasing companies with a platform that supports their growth in terms of business volume and transactions.

NETSOL’s next generation platform offers a technologically advanced solution for the asset finance and leasing industry. NFS Ascent’s® architecture and user interfaces were designed based on NETSOL’s collective experience with blue chip organizations and global Fortune 500 companies over the past 40 years combined with modern UX design concepts. The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy driven technology into a state-of-the-art IT and business process environment.

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

Our premier solution has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to greatly improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security. NFS Ascent® empowers users with:

● Improvement in overall productivity throughout the delivery organization:

◌	The features of the integrated Business Process Manager, Workflow Engine, Business Rule Engine and Integration Hub provide flexibility to our clients allowing them to configure certain parts of the application themselves rather than requesting customization.

◌	The NFS Ascent® platform and the SOA architecture allow us to develop portals and mobile applications quickly by utilizing our existing services.

◌	The n-tier architecture allows us to intelligently distribute processing and eases application maintenance. The loose coupling between various modules and layers reduces the risk of regression in other parts of the system as a result of changes made in one part of the system and follows proven and accepted SOA principles.

● Improvement in talent acquisition and retention:

◌	Because NFS Ascent® has been developed using the latest technologies and tools available in the market, it is helping us in attracting and retaining workforce equipped with the skills required to match our vision to strive for constant innovation.

● Amplified customer satisfaction:

◌	NFS Ascent® and NFS Digital empower not only the finance company and dealerships, but the end customer as well with self-service digital tools allowing a seamless customer experience throughout the customer journey from origination till contract maturity.

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

Dealer Auditor Access System (DAAS)

DAAS is a web-based solution that can be used in conjunction with WFS or any third-party wholesale finance system. It addresses the needs of dealer, distributor, and auditor access in a wholesale financing arrangement.

NFS Ascent® deployed on the cloud

Our premier, next generation solution NFS Ascent® is now also available on the cloud via SaaS/subscription-based pricing. With swift, seamless deployments and easy scalability, it is an extremely adaptive retail and wholesale platform for the global finance and leasing industry. This cloud-version of NFS Ascent® is offered via flexible, value-driven subscription-based pricing options without the need to pay any upfront license fees.

NFS Digital

NFS Digital is a combination of our core strengths, domain, and technology. Our insight into the evolving landscape along with our valuable experience enables us to define sound digital transformation strategies and compliment them with smart digital solutions so our customers always remain competitive and relevant to the dynamic environment. Our digital transformation solutions are extremely robust and can be used with or without our core, next-gen solution (NFS Ascent®) to effectively augment and enhance our customer’s ecosystem.

●	Self-Point of Sale

Our Self POS portal allows customers to go through the complete buying and financing process online and on their mobile devices including car configuration, generating quotations, and filling out applications. It is the ultimate origination application that enables users to compare, select and configure an asset using a mobile device anywhere, at any time and submit an accompanying financial product application.

●	Mobile Account

mAccount is a powerful, self-service mobile solution. It empowers the dealer with a powerful backend system and allows the customer to setup a secure account and view information 24/7 to keep track of contract status, resolve queries and make payments, reducing inbound calls for customer queries and improving turnaround time for repayments.

●	Mobile Point of Sale

The mPOS application is a web and mobile-enabled platform featuring a customizable dashboard along with menu selling, application submission, loan calculator, work queues and detailed reporting. mPOS empowers the dealer to make the origination process quick and seamless, increasing overall productivity and system-wide efficiency.

●	Mobile Dealer

mDealer provides more visibility and control over inventories – with minimal effort. Dealers can view their use of floor plan facility, stock status and financial conditions, while entering settlement requests or relocating assets.

●	Mobile Auditor

mAuditor schedules visits, records audit exceptions and tracks assets for higher levels of transparency. It also enables the auditor to conduct audits and submit results in real-time through quick audit processing tools, providing visibility and saving significant time.

●	Mobile Collector

mCollector empowers collections teams to do more, with an easy-to-use interface and intelligent architecture. The tool exponentially increases the productivity of field teams by enabling them to carry out all collection related tasks on the go.

●	Mobile Field Investigator

By using Mobile Field Investigator (mFI), the applicant has access to powerful features that permit detailed verifications on the go. The application features a reporting dashboard that displays progress stats, action items and the latest notifications, enabling the client to achieve daily goals while tracking performance.

OTOZ INC.

OtozTM Digital Auto Retail

OtozTM provides a white-labelled SaaS platform to OEMs, auto-captives, dealers and start-ups that helps them launch short and long-term on-demand mobility models (car-share and car subscription) and digital retail in minimum time.

Our white-label, turn-key platform helps dealers to make the move into digital era by offering an end-to-end car buying experience completely online.

Digital auto-retail is not a one-size-fits-all. OtozTM will provide a flexible, configurable and scalable turn-key platform that helps define, launch and scale a variety of retail products (finance, lease, buy, etc.). OtozTM platform will empower dealers to compete in digital era by addressing a range of customer segments with varied needs.

OtozTM Ecosystem

The OtozTM powerful API-based architecture allows OEMs, auto-captives and dealerships to integrate with a plethora of providers to offer an end-to-end Omni-channel digital car finance and lease experience.

Out-of-the-box APIs by OtozTM help dealers and auto-captives connect with ecosystem partners which are crucial for running their auto retail business. It includes, finance and insurance products, trade-in tools, fraud checks, CRM system, websites (Tier 1 – Tier 3), marketing toolkit, inventory feeds, KYCs, payment processors, vehicle delivery providers etc.

In addition, OtozTM is equipped with smart lead generation and product analytics capabilities. It empowers dealers with the capability to convert qualified leads and never lose contact with customers. The product analytics capability allows us to improve the customer journey by addressing friction points, herein improving customer experience and conversions – a win-win scenario for dealers and customers.

OtozTM Platform

A fully digital, white label platform for lease, finance, and cash transactions that delivers a frictionless customer experience.

OtozTM platform consists of two portals:

-	Dealer Tool
-	Customer App

Dealer Tool

●	Account creation
●	Order management work queue
●	User roles and rights
●	Tax configurator
●	Customer KYC reports
●	Vehicle delivery scheduling
●	Payment gateways
●	Inventory management
●	Finance and insurance products feed and prioritization
●	Accessories / add-on management and association
●	Dealer fee management
●	Ecosystem APIs

Customer App

●	Get vehicles via cash, finance and lease
●	Vehicle delivery and pick-up scheduling
●	Buy finance and insurance products
●	Buy accessories
●	License checks (paperless)
●	Personalized pricing
●	Vehicle options and finance and insurance products
●	Trade-in valuation
●	Credit application and decision
●	Paperless contracts and e-signing
●	Digital payments
●	Deal builder

IMPLEMENTATION PROCESS

The implementation process of our products can span from nine to eighteen months depending upon the methodology, complexity and scope. The implementation process may also include related software services such as configuration, data migration, training, gaps development and any other additional third-party interfaces. Even after implementation, customers seek enhancements and additions to improve their business processes. We charge these efforts in a man-day rate.

Post implementation, our consultants may remain at the client site to assist the customer in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins. In addition to the daily rate paid by the customer for each consultant, the customer also pays for all transportation-related expenses, boarding of the consultants, and a living allowance. Our involvement in all the above steps is priced to bring value to our customers and increase our profitability.

Cloud-enabled solutions are offered via seamless and rapid deployments. The swift speed of implementations for our cloud-ready products enables businesses to be more responsive and attain a competitive advantage.

PRICING AND REVENUE STREAMS

The company’s revenue streams are the outcome of the following four main areas:

●	Product licensing
●	Subscription-based pricing
●	Implementation and customization-related services
●	Post contract support-related services

License fees can range to a multi-million-dollar fee for single or multiple module implementations. License revenue is realized with traditional, non-SaaS-based agreements, whereas SaaS-based agreements do not contain license fees and are offered via flexible, value-driven, subscription-based pricing. There are various attributes which determine the level of complexity, a few of which are: number of contracts; size of the portfolio; business strategy of the customer; internal business processes followed by the customer; number of business users; amount of customization required; complexity of data migration and branch network of the customer.

We recognize revenue from license contracts when the software has been delivered to the customer. Implementation-related services, including configuration, data migration and third-party interfaces are recognized as the services are performed. Post customer support services are then provided on a continued basis. The annual support fee, which typically is an agreed upon percentage of overall monetary value of the license, then becomes an ongoing revenue stream realized on a yearly basis. Revenue from software services includes fixed price and time and materials-based contracts and is recognized as the services are performed.

Additionally, in order to avoid lumpiness in our revenues and to ensure a predictable revenue base over coming years, the business has shifted to a new pricing strategy whereby the business is now offering its cloud-ready products at SaaS/subscription-based pricing models. Rapid deployments coupled with affordable prices/payment schedules is expected to lead the business towards volume-based selling. Moreover, this value-driven pricing plan is intended to decrease the initial buy-in cost for new customers by eliminating heavy license fees and provides an alternative to current customers seeking lower software usage and maintenance costs.

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

We have strategic partnerships with Microsoft and CGI pertaining to cloud-hosting activities for our cloud-based products. NETSOL hosts its cloud version of Ascent, NFS Ascent® deployed on the cloud and LeasePak Cloud - SaaS in the high performance and cost-effective Microsoft Azure cloud environment. A quick start implementation program combined with hassle-free Microsoft Azure™ cloud connectivity ensures new clients see a time-to-value faster than ever before.

NETSOL and CGI agreed to promote each other for their respective products and services amongst their respective existing customers across various regions. We also utilize CGI for managed services and cloud hosting-related activities for our engagements with their customers in Europe particularly.

TECHNICAL AFFILIATIONS

We are a Microsoft Certified Silver Partner and an Oracle Certified Partner.

MARKETING AND SELLING

We continue our optimism that we will experience ever increasing opportunities for our product and services offerings in 2021 and beyond. The objective of our marketing program is to create and sustain preference and loyalty for NETSOL. Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and management of all digital owned and paid mediums including website, social media channels and collaboration with industry partners. In addition, corporate marketing oversees central marketing and communications programs for use by each of the business units.

Our dedicated marketing personnel, within the regions, undertake a variety of marketing activities, including sponsoring focused client events to demonstrate our skills and products and participating in targeted conferences, webinars and holding private briefings with individual companies. We believe that the industry focus of our sales professionals and our business unit marketing personnel enhances their knowledge and expertise in these industries and will generate additional client engagements.

GROWTH PROSPECTS FOR NFS ASCENT®

Growth prospects for NFS Ascent® are linked to the constant innovation in the product and its growing customer base across different geographic and product markets. NETSOL is eyeing key international markets for growth in sales. Its sales strategy not only focuses on expansion into new geographic markets, including the Americas, Europe, and further penetration of our leading position in Asia Pacific, but also within existing markets into new verticals with targeting of Tier 2 and Tier 3 prospects as well.

Growth in North America is expected to come from the potential market for replacement of legacy systems as well as acquisition of new customers. NFS Ascent® is aimed at providing a highly flexible and robust solution based on the latest technology and advanced architecture for North American customers looking to replace their legacy systems. We believe that NFS Ascent® can provide substantial competitive disruption to the market’s lagging technology provided by incumbent vendors. The existing customer base may also represent latent demand for increased service and support revenues by offering business process optimization, customization and upgrade services. With a market ready product with successful implementation, the prospects for NFS Ascent® in the region are positive.

Further traction in Europe will come from NFS Ascent® deployed on the cloud, which will continue to allow the Europe division to support not only larger organizations, but also small and medium sized organizations including startups.

Growth in NETSOL’s traditionally strong base in Asia Pacific is expected through diversification across market segments to include new customers in related banking and commercial lending areas. At the same time, the existing customer base is tapped for increased service and support revenues by offering enhanced features and new solutions to emerging customer needs. In addition, there is a potential for NFS Ascent® in Asia Pacific in the form of existing customers who are looking for replacement of their current system.

In China, NETSOL is a leader in the leasing and finance enterprise solution domain. With this position, NETSOL continues to enjoy demand for the current NFS™ solution, as well as NFS Ascent®. NETSOL will continue strengthening its position within existing multinational auto manufacturers, as well as local Chinese captive finance and leasing companies.

THE MARKETS

We provide our services primarily to clients in global commercial industries. In the global commercial area, our service offerings are marketed to clients in a wide array of industries including, automotive, software, banks, higher education and financial services.

The Asian continent, including Australia and New Zealand, from the perspective of marketing, are targeted by the Asia Pacific Region from its Bangkok, Beijing, Jakarta, Lahore, Shanghai and Sydney facilities. The marketing for our core offerings in the Americas and Europe is carried out from our Los Angeles Area and London Metropolitan Area offices, respectively.

PEOPLE AND CULTURE

We believe we have developed a strong corporate culture that is critical to our success. Our key values are delivering world-class quality software, client-focused timely delivery, leadership, long-term relationships, creativity, openness and transparency and professional growth. The services provided by NETSOL require proficiency in many fields, such as software engineering, project management, business analysis, technical writing, sales and marketing, and communication and presentation skills.

Due to the growing demand for our core offerings and IT services, retention of technical and management personnel is essential. Our employee turnover was under 20% in 2021 with a goal to maintain the turnover level under 20% during the 2022 fiscal year and onwards. In addition, we are committed to improving key performance indicators such as efficiency, productivity and revenue per employee.

To encourage all employees to build on our core values, we reward teamwork and promote individuals that demonstrate these values. We believe that our growth and success are attributable in large part to the high caliber of our employees and our commitment to maintain the values on which our success has been based. We support gender diversity on a global basis. We are an equal opportunity employer with the largest concentration of female employees in Lahore, Pakistan and our U.S. headquarters.

NETSOL believes it should give back to the community and employees as much as possible. Certain subsidiaries of ours are located in regions where basic services are not readily available. Where possible, NETSOL acts to not only improve the quality of life of its employees, but also the standard of living in these regions. Examples of such programs are as follows:

●	Humanitarian Relief: We are all aware of the devastation that can be wrought by natural disasters. We have historically supported earthquake and flood relief where the need is the greatest.

●	Literacy Program: Launched to educate our illiterate employees, the main objective of this program is to enable these employees to acquire basic reading, writing and arithmetic skills.

●	Higher Education and Science and Research Institutions: In order to support higher education in Pakistan, we have contributed endowments to NUST, Forman Christian College, and a few other universities who are focused on science and engineering.

●	Noble Cause Fund: A noble cause fund has been established to meet medical and education expenses of the children of the lower paid employees. Our employees voluntarily contribute a fixed amount every month to the fund and NETSOL matches the employee subscriptions with an equivalent contribution amount. A portion of this fund is also utilized to support social needs of certain institutions and individuals, outside of NETSOL.

●	Day Care Facility: NETSOL’s human resources are its key assets and thus we take numerous steps to ensure the provision of basic comforts to our employees. In Pakistan, the provision of outside pre-school childcare is a rarity. With this in mind, a children’s day care facility has been created near NETSOL’s offices providing employees with peace of mind knowing their children are nearby and being taken care of by qualified staff in a child friendly facility. Due to COVID-19 restrictions, the facility is temporarily closed.

●	Preventative Health Care Program: In addition to the comprehensive out-patient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against such diseases as Hepatitis – A/B, Tetanus, Typhoid and Flu on a routine basis.

There is significant competition for employees with the skills required to perform the services we offer. We run an elaborate training program for different cadres of employees to cover technical skills and business domain knowledge, as well as communication, management and leadership skills. We believe that we have been successful in our efforts to attract and retain the highest level of talent available, in part because of the emphasis on core values, training and professional growth. We intend to continue to recruit, hire and promote employees who share our vision.

As of June 30, 2021, we had approximately 1,447 employees; comprised of 77% technical staff and 23% non-IT personnel.

COMPETITION

Neither a single company, nor a small number of companies, dominate the IT market in the space in which we compete. A substantial number of companies offer services that overlap and are competitive with those offered by NETSOL. Some of these are large computer manufacturers and computer consulting firms that have greater financial resources than NETSOL and, in some cases, may have greater capacity to perform services similar to those provided by NETSOL.

We compete chiefly against leading suppliers of IT solutions to the global asset finance and leasing industry, including names such as White Clarke Group, Alfa, Cassiopae, LineData, FIS, International Decision Systems (IDS) and Data Scan.

In the IT-based business services areas, we compete with both smaller local firms and many global IT services providers, including names such as Wipro, InfoSys, Satyam Infoway, HCL and TCS (Tata Consulting).

CUSTOMERS

NETSOL’s solutions and services cater to a broad spectrum of finance and leasing businesses, from automotive captive finance companies to equipment finance and leasing companies to large regional banks.

NETSOL’s customers include world renowned auto manufacturers through their finance arms. NETSOL is a strategic business partner for Daimler and BMW (which consists of a group of many companies in different countries), which accounts for approximately 21.0% and 13.0%, respectively, of our revenue for our fiscal year ended June 30, 2021. Other globally renowned auto captives that are customers of the company include Toyota, Nissan, Ford, and FIAT.

Other customers of the company include equipment finance and leasing companies and banks worldwide such as GAC Sofinco, Paccar, Mololease, SCI, and BMO Harris, etc.

GLOBAL OPERATIONS AND GEOGRAPHIC DATA

NETSOL divides its operations into three regions: the Americas, Europe and Asia Pacific. The regions consist of individual subsidiaries which operate as autonomous companies and are strategically managed on a regional basis.

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

OtozTM CEO and Co-founder, Mr. Naeem Ghauri, also recently appointed as NETSOL’s President for the parent group NetSol Technologies, Inc., is based out of our Pakistan office in Lahore, Pakistan. OtozTM Co-founder and Chief Product Officer, Murad Baig is based out of our London office.

Europe

Mr. Asad Ghauri is the President of Asia Pacific (APAC) and Group Managing Director of Europe. Mr. Ghauri has a strong management team in the U.K. comprised of Chris Mobley, Chris Tobey and Johannes Riedl.

Due to the demand for our premier solution NFS Ascent’s® Wholesale Platform in Europe, we appointed Chris Mobley as Head of NFS Ascent® Wholesale Operations in Europe. Mobley brings over two decades of industry experience to NETSOL with an accomplished background and domain-specific knowledge and expertise within the wholesale finance space.

At the starting of the previous financial year, NETSOL acquired the remaining stake in Virtual Lease Services (VLS) rebranded as Banking Works. Previously limited to being a UK-based portfolio and risk management servicing partner for business and consumer finance providers, Banking Works will now focus on supporting financial services businesses to achieve their own transformation ambitions. By acquiring the remaining stake, NETSOL became the outright owner of the organization. Banking Works recently announced the appointment of Mark Cawood, an industry veteran, as the company’s new Managing Director. Mark Cawood will pick up the baton passed by Louise Ikonomides, who left Banking Works after over 20 years to pursue new ventures.  While Mr. Cawood is going through the Financial Conduct Authority’s approval process, Diane Roberts, Finance Director, will serve as the interim Managing Director.

Asia Pacific Region

NetSol Technologies, Ltd., (“NetSol PK”) a majority owned subsidiary of the parent company is located in Lahore, Pakistan and is headed by Mr. Salim Ghauri as its CEO. Mr. Ghauri is a Co-founder of NetSol PK and has been with the company since 1996. NetSol is the “Center of Excellence” and a state-of-the-art facility for programming, R&D, global implementations and 24-hour support to our customers worldwide.

NetSol Technologies (Beijing) Co. Ltd. (“NetSol Beijing”) is headed by Amanda Li as President. Ms. Li previously worked as a managing director for Sopra Banking Software where she was instrumental in developing business and driving sales.

The Global Sales Division is headed by Mr. Asad Ghauri as President of Sales from the NetSol PK office. Mr. Ghauri has been with NETSOL since 2000 and has over 20 years of experience in business and IT.

The Asia Pacific region including Australia/New Zealand and the Middle East, is supported and clients are serviced from the APAC region offices located in Sydney, Beijing, Shanghai, Bangkok, Indonesia, Lahore and Karachi. While Lahore, Pakistan continues to be a nucleus of NETSOL’s delivery and research and development, Bangkok’s expanded sales operation and client relations facility has grown into a back-up to the Lahore facility. With the continued growth of the Chinese market, our Beijing office continues to expand as both a sales and support facility. Finally, the Asia Pacific region maintains and will establish offices through the region as is necessary to support its customers and to explore potential new markets.

Our APAC Region accounted for approximately 72.7% of our revenues in 2021. Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on form 10-K. See note 21 of Notes to Consolidated Financial Statements under Item 8.

INTELLECTUAL PROPERTY

The Company relies upon a combination of non-disclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to protect its proprietary rights. The Company enters into confidentiality agreements with its employees, generally requires its consultants and clients to enter into these agreements, and limits access to and distribution of its proprietary information. The NETSOL “N” logo and name, as well as the NFS logo and product name have been copyrighted and trademark registered in Pakistan. The NETSOL “N” logo has been registered with the U.S. Patent and Trademark Office. NFS Ascent® has been registered with the U.S. Patent and Trademark Office. The Company intends to trademark and copyright its intellectual property as necessary and in the appropriate jurisdictions.

GOVERNMENTAL APPROVAL AND REGULATION

Current Company operations do not require specific governmental approvals. Like all companies, including those with multinational subsidiaries, we are subject to the laws of the countries in which we maintain subsidiaries and conduct operations. Pakistani law allows a tax exemption on income from exports of IT services and products up to 2025. While foreign based companies may invest in Pakistan, repatriation of their investment, in the form of dividends or other methods, requires approval of the State Bank of Pakistan.

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

Not applicable.

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

Fiscal Year 2021	High	Low
First Quarter	$3.29	$2.52
Second Quarter	$4.07	$2.35
Third Quarter	$5.30	$3.80
Fourth Quarter	$6.12	$3.71

Fiscal Year 2020	High	Low
First Quarter	$6.45	$4.95
Second Quarter	$5.85	$3.50
Third Quarter	$4.50	$2.00
Fourth Quarter	$3.65	$2.05

RECORD HOLDERS - As of September 16, 2021, the number of holders of record of the Company’s common stock was 144.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	None	None	425,004(1)
Equity Compensation Plans not approved by Security holders	None	None	None
Total	None	None	425,004

(1)	Represents 20,386 available for issuance under the 2005 Incentive and Nonstatutory Stock Option Plan, 98,196 under the 2013 Incentive and Nonstatutory Stock Option Plan and 306,422 under the 2015 Incentive and Nonstatutory Stock Option Plan.

As of June 30, 2021, 6,985 shares of common stock have been granted as compensation, but have not yet vested.

(b) RECENT SALES OF UNREGISTERED SECURITIES

None.

(c) ISSUER PURCHASES OF EQUITY SECURITIES

The repurchases provided in the table below were made through the year ended June 30, 2021:

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
Jul-20	21,940	$3.02	21,940	-
Aug-20	125,112	$3.18	147,052	-
Oct-20	102,023	$2.94	249,075	-
Nov-20	124,715	$3.00	373,790	-
Dec-20	73,206	$3.47	446,996	-
Jan-21	92,440	$4.03	539,436	-
Feb-21	30,021	$4.87	569,457	-
Mar-21	34,231	$4.49	603,688	-
Apr-21	45	$4.58	603,733	-
May-21	30,078	$4.44	633,811	-
Jun-21	35,207	$4.72	669,018	-
Total	669,018		669,018	849,256

(1) The Board of Directors approved a repurchase of shares up to $2,000,000 on July 30, 2020. All shares permitted to be purchased under this July 2020 plan were purchased during the plan’s original date and prior to the conclusion of the extension of the plan. On May 21, 2021, the Board of Directors authorized an additional repurchase plan of up to $2,000,000 worth of shares of common stock. The plan was authorized commencing May 21, 2021 through November 20, 2021 subject to an additional six months extension at the discretion of management. As of June 30, 2021, the total number of shares that could be purchased under both plans was 849,256. The actual maximum number of shares will vary depending on the actual price paid per share purchased. The Company purchased a cumulative 669,018 shares of its common stock from the open market for cash proceeds of $2,364,781 at an average price of $3.53 per share during fiscal year ended June 30, 2021 from both repurchase plans.

ITEM 6 – [Reserved]

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial position and results of operations for the year ended June 30, 2021. It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

A few of our highlights for the fiscal year ended June 30, 2021 were:

●	SCI Lease Corp, our first North American Ascent™ customer, successfully went live with NFS Ascent®.

●	Peter Minshall was appointed Executive Vice President for NetSol Technologies Americas.

●	A leading captive finance company of a notable U.S. based auto manufacturer went live with LeasePak cloud.

●	NETSOL’s U.S. based mobility startup, OtozTM, launched its digital automotive retail platform for BMW Group Financial Services in the U.S. for its key brand Mini Anywhere. This represents NETSOL’s first retail platform solution in the North American market for Mini dealerships.

●	Daimler Financial Services went live with NFS Ascent® Retail Platform on a single code, single instance and involving multi-tenancy setup in Singapore. Daimler also went live with our NSF Ascent® Retail Platform in Thailand and began the implementation process of our NSF Ascent® Retail Platform in New Zealand and Australia.

●	We entered into an agreement with an existing tier one finance company in China for them to upgrade to our NFS Ascent® Retail and Wholesale platforms. The contract is expected to generate approximately $9,000,000 during the contract term.

●	A Captive auto finance company of a leading German Auto manufacturer based in China went successfully live with our NFS Ascent® Retail Platform.

●	NETSOL and WRLD3D introduced NXT - a smart workplace platform to support companies to return to work safely.

●	A rapidly growing U.K. bank serving small and medium-sized enterprises has successfully gone live with the NFS Ascent® Retail Platform. This is our first go live of an NFS Ascent® Retail client in the U.K.

●	We entered into an agreement with a renowned financial services company in the U.S. to implement LeasePak, one of our legacy solutions. The contract is expected to generate approximately $1,000,000 over the life of the contract.

●	The leasing division of a mid-sized regional bank in the U.S. went live with the SaaS version of our LeasePak solution.

●	We started the NFS Ascent® Retail implementation process for the subsidiary of a leading German Auto Manufacturer based in South Korea.

●	We signed an agreement with Motorcycle Group “Motolease” to deploy our cloud-based version of our NFS Ascent® platform. This agreement is the first official sale for NFS Ascent® in the U.S. market.

●	We generated approximately $2,100,000 of license revenue with the renewal of our NFS CAP and CMS legacy solutions with an existing customer in Thailand.

●	We generated approximately $1,400,000 of license revenue from an existing customer due to the increase in contracts being serviced on their system.

●	We effectively executed the share buyback plan with the purchase of 669,018 shares during the 2021 Fiscal Year.

Marketing and Business Development Activities

Management has developed a growth strategy aimed at increasing competitiveness, enhancing global delivery capabilities and increasing financial strength to become a leading global IT institution in the leasing and finance space.

The growth strategy contemplates the following enhanced activities and initiatives to accomplish these goals:

●	Build strong C-level executive professional teams in each key location to execute our long-term strategy.
●	Develop, groom and retain the next tier level management for leadership to navigate long term growth.
●	Upgraded Bangkok and Beijing offices to support the growing and existing client relationships and new client acquisitions in the region.
●	Strengthen the NETSOL brand in the Americas and Europe and further penetrate the APAC markets such as China, Thailand, Indonesia, Japan, Australia and New Zealand.
●	Maintain the quality of our delivery, after delivery support, and client relationships.
●	Further penetration of NFS Ascent® into the leasing and financing sectors in China, APAC, Europe and North America by focusing on multi-national auto captive Fortune 500 companies.
●	Pursue a well thought out strategy to diversify into complimentary verticals by way of organic expansion, partnerships and synergistic M&A.
●	Continue to implement new tools, systems and processes, such as JIRA, and the Agile framework to further enhance productivity, efficiencies and operating margins.
●	Offer a cloud enabled NFS Ascent® at subscription-based pricing models to generate additional interest from prospects.
●	Continue investing in OtozTM and our innovation lab to generate new verticals for the business.

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

In Thailand, we established a sales headquarters, client service center, as well as a headquarters for OtozTM. The NetSol Thai operation is the hub for our global markets and directly supports all APAC markets including China, Indonesia and Australia. Our operation in Bangkok serves a very robust and growing market for leasing companies and regional banks.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

●	NFS Ascent® SaaS offering is gaining traction in mid-size auto captives in North American and European markets.
●	Mobility and digital transformation is the new norm showing acceleration in every sector particularly in auto and banking.
●	On Cloud demand for our solution is on the rise.
●	COVID-19 has created new dynamics for businesses and corporations with employees and executives working from home. Essentially, the decreased office and maintenance costs, as well as the sharply reduced travel expenses, should positively impact our financials.
●	COVID-19 is creating new opportunities for our R&D teams to expand and monetize mobile and digital solutions in our space and complementary sectors.
●	In developing markets, new interests are emerging from existing clients for upgrades and mobility platforms.
●	Growing opportunities and dynamics of shared car ownership either through ride hailing and car sharing encouraging our innovation and development tools.
●	OtozTM platform is showing positive trajectory of interest from existing and new auto leasing and Tier 1 companies in all of our markets, including China, the US and Europe.
●	Improved stability in US and Pakistan relationship boosting confidence and trade relations.
●	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $62 billion investment from the originally planned $46 billion on Pakistan energy and infrastructure sectors.
●	China’s auto sector remains strong as our customers are constantly demanding ‘Change Requests’ or additional services and reflects resilience.

Negative trends:

●	The degree to which the COVID-19 pandemic impacts our future business globally, results of operations and financial condition will depend on future developments, which are uncertain, including but not limited to the duration, spread and severity of the pandemic, the availability, adoption and efficacy of vaccines, government responses and other actions to mitigate the spread of and to treat COVID-19, and when and to what extent normal business, economic and social activity and conditions resume.
●	We are unable to predict the extent to which the pandemic impacts our customers and other partners and their financial conditions, but adverse effects on these parties could also adversely affect us.
●	Most OEMs and auto sectors are experiencing a major slowdown due to lockdowns and health concerns.
●	The C-level decision making to acquire new systems or even upgrade will be elongated due to uncertainty of the COVID-19 virus.
●	Due to travel restrictions caused by COVID-19, it is increasingly difficult to conduct face to face meetings for global clients and new prospects removing the personal connection essential to some decision making.
●	The COVID-19 pandemic has adversely affected live industry conferences and events, such as those held by the Equipment Leasing and Finance Association (ELFA), reducing leads and market exposure.
●	Working from the office poses its own risk of virus spread until it vanishes completely.
●	Political actions, including trade protection and national security policies of the U.S. and Chinese governments, such as tariffs or bans could in the future limit or prevent companies from transacting business with China and aggravate the global business environment.

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

Core Revenue

The Company generates its core revenue from the following sources: (1) software licenses, (2) services, which include implementation and consulting services, and (3) subscription and support, which includes post contract support, of its enterprise software solutions for the lease and finance industry. The Company offers its software using the same underlying technology via two models: a traditional on-premises licensing model and a subscription model. The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the subscription delivery model, the Company provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software.

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

The Company’s contracts which contain multiple performance obligations generally consist of the initial purchase of subscription or licenses and a professional services engagement. License purchases generally have multiple performance obligations as customers purchase post contract support and services in addition to the licenses. The Company’s single performance obligation arrangements are typically post contract support renewals, subscription renewals and services engagements.

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

Post Contract Support

Revenue from support services and product updates, referred to as subscription and support revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product updates, maintenance releases and patches released during the term of the support period on a when-and-if available basis. The Company’s customers purchase both product support and license updates when they acquire new software licenses. In addition, a majority of customers renew their support services contracts annually and typical payment terms provide that customers make payment within 30 days of invoice.

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

The most significant inputs involved in the Company’s revenue recognition policies are: The (1) stand-alone selling prices of the Company’s software license, and (2) the method of recognizing revenue for installation/customization, and other services.

The stand-alone selling price of the licenses was measured primarily through an analysis of pricing that management evaluated when quoting prices to customers. Although the Company has no history of selling its software separately from post contract support and other services, the Company does have historical experience with amending contracts with customers to provide additional modules of its software or providing those modules at an optional price. This information guides the Company in assessing the stand-alone selling price of the Company’s software, since the Company can observe instances where a customer had a particular component of the Company’s software that was essentially priced separate from other goods and services that the Company delivered to that customer.

The Company recognizes revenue from implementation and customization services using the percentage of estimated “man-days” that the work requires. The Company believes the level of effort to complete the services is best measured by the amount of time (measured as an employee working for one day on implementation/customization work) that is required to complete the implementation or customization work. The Company reviews its estimate of man-days required to complete implementation and customization services each reporting period.

Revenue is recognized over time for the Company’s subscription, post contract support and fixed fee professional services that are separate performance obligations. For the Company’s professional services, revenue is recognized over time, generally using costs incurred or hours expended to measure progress. Judgment is required in estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization, specification variances and testing requirement changes.

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

Unearned Revenue

The Company typically invoices its customers for subscription and support fees in advance on a quarterly or annual basis, with payment due at the start of the subscription or support term. Unpaid invoice amounts for non-cancellable license and services starting in future periods are included in accounts receivable and unearned revenue.

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under Topic 606 that impact timing of revenue recognition and the Company’s disclosures. The Company has applied the following practical expedients:

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

GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.

Recent Accounting Pronouncement

See Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the expected dates of adoption.

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2021 COMPARED TO THE YEAR ENDED JUNE 30, 2020

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2021 and 2020 as a percentage of revenues.

	For the Years
	Ended June 30,
	2021	%	2020	%
Net Revenues:
License fees	$6,249,924	11.4%	$3,260,891	5.8%
Subscription and support	22,173,745	40.4%	20,254,917	35.9%
Services	26,448,171	48.2%	32,555,690	57.8%
Services - related party	48,775	0.1%	300,821	0.5%
Total net revenues	54,920,615	100.0%	56,372,319	100.0%

Cost of revenues:
Salaries and consultants	20,969,298	38.2%	18,821,738	33.4%
Travel	663,403	1.2%	4,181,742	7.4%
Depreciation and amortization	2,990,689	5.4%	2,897,371	5.1%
Other	3,944,197	7.2%	3,508,098	6.2%
Total cost of revenues	28,567,587	52.0%	29,408,949	52.2%

Gross profit	26,353,028	48.0%	26,963,370	47.8%
Operating expenses:
Selling and marketing	6,555,004	11.9%	6,450,663	11.4%
Depreciation and amortization	965,625	1.8%	834,583	1.5%
General and administrative	15,437,382	28.1%	17,138,832	30.4%
Research and development cost	674,168	1.2%	1,468,954	2.6%
Total operating expenses	23,632,179	43.0%	25,893,032	45.9%

Income from operations	2,720,849	5.0%	1,070,338	1.9%
Other income and (expenses)
Gain (loss) on sale of assets	(191,935)	-0.3%	23,103	0.0%
Interest expense	(394,289)	-0.7%	(346,856)	-0.6%
Interest income	1,017,432	1.9%	1,569,536	2.8%
Gain (loss) on foreign currency exchange transactions	(597,433)	-1.1%	398,610	0.7%
Share of net loss from equity investment	(253,819)	-0.5%	(605,864)	-1.1%
Other income	987,444	1.8%	224,224	0.4%
Total other income (expenses)	567,400	1.0%	1,262,753	2.2%

Net income before income taxes	3,288,249	6.0%	2,333,091	4.1%
Income tax provision	(1,026,617)	-1.9%	(1,141,068)	-2.0%
Net income	2,261,632	4.1%	1,192,023	2.1%
Non-controlling interest	(483,375)	-0.9%	(254,942)	-0.5%
Net income attributable to NetSol	$1,778,257	3.2%	$937,081	1.7%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Years				Change in	Change due	(Unfavorable)
	Ended June 30,				Constant	to Currency	Change as
	2021	%	2020	%	Currency	Fluctuation	Reported

Net Revenues:	$54,920,615	100.0%	$56,372,319	100.0%	$(2,351,850)	$900,146	$(1,451,704)

Cost of revenues:	28,567,587	52.0%	29,408,949	52.2%	1,039,764	(198,402)	841,362

Gross profit	26,353,028	48.0%	26,963,370	47.8%	(1,312,086)	701,744	(610,342)

Operating expenses:	23,632,179	43.0%	25,893,032	45.9%	2,298,574	(37,721)	2,260,853

Income (loss) from operations	$2,720,849	5.0%	$1,070,338	1.9%	$986,488	$664,023	$1,650,511

Net revenues for the years ended June 30, 2021 and 2020 by segment are as follows:

	2021		2020
	Revenue	%	Revenue	%

North America	$3,724,547	6.8%	$4,444,862	7.9%
Europe	11,283,499	20.5%	11,914,071	21.1%
Asia-Pacific	39,912,569	72.7%	40,013,386	71.0%
Total	$54,920,615	100.0%	$56,372,319	100.0%

Revenues

License Fees

License fees for the year ended June 30, 2021 were $6,249,924 compared to $3,260,891 for the year ended June 30, 2020 reflecting an increase of $2,989,033 with a change in constant currency of $2,633,782. The increase in license revenue for the fiscal year ended June 30, 2021 compared to 2020 is primarily due to the increase in license revenue recognized for the GAC, TIL and BMW contracts to implement our NFS Ascent® Retail Platform. In the fiscal year ended June 30, 2021, we recorded $2,400,000 of license revenue for the GAC NFS Ascent® contract, $2,100,000 for the TIL NFS Ascent® contract, and $1,400,000 for the BMW NFS Ascent® contract. In fiscal year ended June 30, 2020, we recorded $2,500,000 of license revenue for the DFS, 12 country NFS Ascent® contract, $470,000 for an NFS Ascent® contract in the U.K., and $1,540,000 from license revenues through sales of our regional offerings in China, Australia, the U.S. and the U.K.

Subscription and Support

Subscription and support fees for the year ended June 30, 2021, were $22,173,745 compared to $20,254,917 for the year ended June 30, 2020 reflecting an increase of $1,918,828 with a change in constant currency of $1,754,369. The increase in subscription and support fees is due to going live with several markets related to the DFS contract and going live with the BMW contract. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the year ended June 30, 2021, was $26,448,171 compared to $32,555,690 for the year ended June 30, 2020, reflecting a decrease of $6,107,519 with a decrease in constant currency of $6,485,196. The decrease in services revenue is due to the decrease in implementation revenue associated with customers who have gone live with our products. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – Related Party

Services income from related party for the year ended June 30, 2021 was $48,775 compared to $300,821 for the year ended June 30, 2020 reflecting a decrease of $252,046 with a decrease in constant currency of $254,805. The decrease in related party service revenue is due to a decrease in revenue due to less services performed for WRLD3D.

Gross Profit

The gross profit was $26,353,028 for the year ended June 30, 2021 as compared with $26,963,370 for the year ended June 30, 2020. This is a decrease of $610,342 with a decrease in constant currency of $1,312,086. The gross profit percentage for the year ended June 30, 2021 increased to 48.0% from 47.8% for the year ended June 30, 2020. The cost of sales was $28,567,587 for the year ended June 30, 2021 compared to $29,408,949 for the year ended June 30, 2020 for a decrease of $841,362 and on a constant currency basis a decrease of $1,039,764. As a percentage of sales, cost of sales decreased from 52.2% for the year ended June 30, 2020 to 52.0% for the year ended June 30, 2021.

Salaries and consultant fees increased by $2,147,560 from $18,821,738 for the year ended June 30, 2020 to $20,969,298 for the year ended June 30, 2021 and on a constant currency basis increased by $1,984,188. The increase in salaries is due to the increase in the number of technical employees and the annual increase in salaries and wages. We had 932, 1,009, and 1,036 technical employees as of June 30, 2019, 2020 and 2021, respectively. As a percentage of sales, salaries and consultant expense increased from 33.4% for the year ended June 30, 2020 to 38.2% for the year ended June 30, 2021.

Travel decreased by $3,518,339 from $4,181,742 for the year ended June 30, 2020 to $663,403 for the year ended June 30, 2021 and on a constant currency basis decreased by $3,558,950. The decrease in travel is due to the COVID-19 Pandemic. As a percentage of sales, travel expense decreased from 7.4% for year ended June 30, 2020 to 1.2% for the year ended June 30, 2021.

Depreciation and amortization expense increased to $2,990,689 compared to $2,897,371 for the year ended June 30, 2020 or an increase of $93,318 and on a constant currency basis an increase of $123,117.

Operating Expenses

Operating expenses were $23,632,179 for the year ended June 30, 2021 compared to $25,893,032, for the year ended June 30, 2020 for a decrease of 8.7% or $2,260,853 and on a constant currency basis a decrease of 9.0% or $2,298,574. As a percentage of sales, it decreased from 45.9% to 43.0%. The decrease in operating expenses was primarily due to decreases in general and administrative expenses and research and development cost offset by an increase in selling and marketing expenses, salaries and wages and depreciation expense.

Selling and marketing expenses increased $104,341 or 1.6% and on a constant currency basis an increase of $42,010 or 0.7%. The increase in selling and marketing expenses is due to increase in our salaries and commissions, and business development costs to market and sell NFS Ascent® globally.

General and administrative expenses were $15,437,382 for the year ended June 30, 2021 compared to $17,138,832 at June 30, 2020 or a decrease of $1,701,450 or 9.9% and on a constant currency basis a decrease of $1,641,828 or 9.6%. The decrease is primarily due to a reduction of approximately $795,000 related to a withholding tax on dividends and by customers, approximately $395,000 of reduced travel expenses, approximately $56,000 of reduced professional services, approximately $517,000 related to the decrease in the provision for doubtful accounts and approximately $157,000 reduction in rent expense offset by an increase in salaries of approximately $402,000.

Research and development costs were $674,168 for the year ended June 30, 2021 compared to $1,468,954 at June 30, 2020 or a decrease of $794,786 or 54.1% and on constant currency basis a decrease of $799,928 or 54.5%. The decrease in research and development costs is due to less spending on our innovation initiatives with Blockchain, AI, and IoT.

Income/Loss from Operations

Income from operations was $2,720,849 for the year ended June 30, 2021 compared to $1,070,338 for the year ended June 30, 2020. This represents an increase of $1,650,511 with an increase of $986,488 on a constant currency basis for the year ended June 30, 2021 compared with the year ended June 30, 2020. As a percentage of sales, income from operations was 5.0% for the year ended June 30, 2021 compared to 1.9% for the year ended June 30, 2020.

Other Income and Expense

Other income was $567,400 for the year ended June 30, 2021 compared to $1,262,753 for the year ended June 30, 2020. This represents a decrease of $695,353 with a decrease of $893,154 on a constant currency basis. The decrease is primarily due to the interest income and foreign currency exchange transactions. Interest income was $1,017,432 for the year ended June 30, 2021 compared to $1,569,536 for the period ended June 30, 2020. This represent a decrease of $552,104 or a change of $557,829 on constant currency basis. We did not accrue any interest income on the convertible notes receivable for the year ended June 30, 2021 compared to $372,314 for the year ended June 30, 2020. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. Dollar and the Euro. During the year ended June 30, 2021, we recognized a loss of $597,433 in foreign currency exchange transactions compared to a gain of $398,610 for the year ended June 30, 2020. During the year ended June 30, 2021, the value of the U.S. dollar and the Euro decreased 5.9% and 0.5%, respectively, compared to the PKR. During the year ended June 30, 2020, the value of the U.S. dollar and the Euro increased 3.1% and 1.8%, respectively, compared to the PKR.

Non-controlling Interest

For the year ended June 30, 2021 and 2020, the net income attributable to non-controlling interest was $483,375 and $254,942, respectively. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net Income/Loss Attributable to NetSol

Net income was $1,778,257 for the year ended June 30, 2021 compared to $937,081 for the year ended June 30, 2020. This is an increase of $841,176 with a decrease of $9,399 on a constant currency basis, compared to the prior year. For the year ended June 30, 2021, net income per share was $0.15 for basic and diluted shares. For the year ended June 30, 2020, net income per share was $0.08 for basic and diluted shares.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the years ended June 30, 2021 and 2020 are as follows:

	For the Year Ended	For the Year Ended
	June 30, 2021	June 30, 2020

Net Income (loss) attributable to NetSol	$1,778,257	$937,081
Non-controlling interest	483,375	254,942
Income taxes	1,026,617	1,141,068
Depreciation and amortization	3,956,314	3,731,954
Interest expense	394,289	346,856
Interest (income)	(1,017,432)	(1,569,536)
EBITDA	$6,621,420	$4,842,365
Add back:
Non-cash stock-based compensation	342,153	808,616
Adjusted EBITDA, gross	$6,963,573	$5,650,981
Less non-controlling interest (a)	(1,588,701)	(1,330,352)
Adjusted EBITDA, net	$5,374,872	$4,320,629

Weighted Average number of shares outstanding
Basic	11,499,983	11,734,648
Diluted	11,499,983	11,784,414

Basic adjusted EBITDA	$0.47	$0.37
Diluted adjusted EBITDA	$0.47	$0.37

(a) The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$483,375	$254,942
Income Taxes	147,688	223,675
Depreciation and amortization	1,115,734	1,060,605
Interest expense	121,740	100,373
Interest (income)	(319,674)	(391,644)
EBITDA	$1,548,863	$1,247,951
Add back:
Non-cash stock-based compensation	39,838	82,401
Adjusted EBITDA of non-controlling interest	$1,588,701	$1,330,352

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $33,705,154 at June 30, 2021, compared to $20,166,830 at June 30, 2020.

Net cash provided by operating activities was $15,725,923 for the year ended June 30, 2021 compared to $3,972,426 for the year ended June 30, 2020. At June 30, 2021, we had current assets of $55,578,774 and current liabilities of $23,476,561. We had accounts receivable of $4,184,096 at June 30, 2021 compared to $11,414,257 at June 30, 2020. We had revenues in excess of billings of $15,637,734 at June 30, 2021 compared to $18,506,733 at June 30, 2020 of which $957,603 and $1,300,289 are shown as long term as of June 30, 2021 and 2020, respectively. The long-term portion was discounted by $66,779 and $41,286 at June 30, 2021 and 2020, respectively, using the discounted cash flow method with interest rates ranging from 4.65% to 6.25% and 4.35%, for the years ended June 30, 2021 and 2020, respectively. During the year ended June 30, 2021, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $10,099,160 from $29,920,990 at June 30, 2020 to $19,821,830 at June 30, 2021. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,696,035 and $11,366,171, respectively at June 30, 2021. The average days sales outstanding for the years ended June 30, 2021 and 2020 were 165 and 200 days respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities amounted to $2,518,550 for the year ended June 30, 2021, compared to $2,054,890 for the year ended June 30, 2020. We had net purchases of property and equipment of $2,363,050 compared to $1,270,965 for the comparable period last fiscal year. We did not invest in short-term convertible notes for the year ended June 30, 2021, compared to $600,000, for the fiscal year ended June 30, 2020. For the year ended June 30, 2021 and 2020, we invested $155,500 and $94,500, respectively, in DriveMate.

Net cash used in financing activities was $1,165,565 compared to net cash provided by financing activities of $1,700,293, for the years ended June 30, 2021, and 2020, respectively. During the year ended June 30, 2021, we purchased 669,018 shares of our common stock from the open market for $2,364,781 compared to zero shares of common stock for the year ended June 30, 2020. The year ended June 30, 2021, included cash inflow of $1,898,013 from bank proceeds compared to $4,221,203 for the same period last year. During the year ended June 30, 2021, we had net payments for bank loans and capital leases of $698,797 compared to $611,913 for the year ended June 30, 2020. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options. As of June 30, 2021, we had approximately $33.7 million of cash, cash equivalents and marketable securities of which approximately $31.7 million is held by our foreign subsidiaries. As of June 30, 2020, we have approximately $20.2 million of cash, cash equivalents and marketable securities of which approximately $18.2 million is held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($416,667) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($3,162,555) and a running finance facility of Rupees 75 million ($474,383). NetSol PK has an approved facility for export refinance from Habib Metro Bank Limited amounting to Rupees 900 million ($5,692,600). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($2,403,542) and a running finance facility of Rs. 120 million ($759,013) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Contractual Obligations

Our contractual obligations are as follows:

	Payment due by period
Contractual Obligation	Total	0 - 1 year	1-3 Years	3-5 Years	More than 5 years
Debt Obligations
D&O Insurance	$73,143	$73,143	$-	$-	$-
Term Finance Facility	1,648,818	1,090,259	558,559		-
Loan Payable Bank - Export Refinance	3,162,555	3,162,555	-	-	-
Loan Payable Bank - Export Refinance II	2,403,542	2,403,542	-	-	-
Loan Payable Bank - Export Refinance III	4,427,578	4,427,578	-	-	-
Term Finance Facility	55,182	19,644	35,538	-	-
Sale and Leaseback Financing	85,313	28,183	57,130	-	-
Insurance financing	41,774	41,774	-	-	-
Subsidiary Finance Leases	168,107	119,493	48,614	-	-
Operating Lease Obligations	1,421,986	867,279	550,736	1,589	2,382
Total	$13,487,998	$12,233,450	$1,250,577	$1,589	$2,382

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NETSOL’s financial statements for the fiscal years ended June 30, 2021 and June 30, 2020, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NETSOL’s financial statements for the fiscal year ended June 30, 2021 and 2020, there were no disagreements, disputes, or differences of opinion with BF Borgers CPA PC. (“BF Borgers”) on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference to the matter in its report.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2021. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2021, the Company’s internal control over financial reporting are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2021, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

ITEM 9B. OTHER INFORMATION

NONE

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2021, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2020 Annual Shareholders Meeting held in June 2021, a five-member board stood for election. The members were elected and, according to the bylaws of the Company shall retain their position as directors until the next meeting. The board of directors is made up of Mr. Najeeb U. Ghauri (Chairman of the Board), Mr. Mark Caton, Ms. Malea Farsai, Mr. Kausar Kazmi and Mr. Henry Tolentino.

Committees

The Audit Committee is made up of Mr. Kazmi, as Chairman, with Mr. Caton and Mr. Tolentino as members. The Compensation Committee consists of Mr. Caton, as Chairman, with Mr. Kazmi and Mr. Tolentino as its members. The Nominating and Corporate Governance Committee consists of Mr. Tolentino, as Chairman, with Mr. Caton and Mr. Kazmi as its members.

The table below provides the membership for each of the committees during Fiscal Year 2021.

Nominating and
Corporate
	Audit	Compensation	Governance
Director	Committee	Committee	Committee
Najeeb Ghauri
Malea Farsai
Mark Caton (I)	X	X (C)	X
Kausar Kazmi (I)	X (C)	X	X
Henry Tolentino (I)	X	X	X (C)

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected as an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	67	Chief Executive Officer, Chairman and Director	Brother of Naeem Ghauri
Naeem Ghauri	2020	64	President	Brother of Najeeb Ghauri
Roger Almond	2013	56	Chief Financial Officer	None
Patti L. W. McGlasson	2004	56	Sr. V.P., Legal and Corporate Affairs; Secretary, General Counsel	None
Mark Caton	2002	72	Director	None
Malea Farsai	2018	52	Director; Corporate Counsel	None
Henry Tolentino	2018	72	Director	None
Syed Kausar Kazmi	2019	68	Director	None

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of NETSOL. He has been the Co-founder and director of the Company since 1997, Chairman since 2003 and Chief Executive Officer from January 1998 to September 2002 and from October 2006 to present. Mr. Ghauri was responsible for NETSOL listing on NASDAQ in 1999 and NETSOL Pakistan subsidiary listing on the Karachi Stock Exchange in 2005. Mr. Ghauri served as the Company’s Chief Executive Officer from 1999 to 2001 and as the Chief Financial Officer from 2001 to 2005. As CEO, Mr. Ghauri is responsible for managing the day-to-day operations of the Company, as well as the Company’s overall growth and expansion plan. In 2017, Mr. Najeeb Ghauri as the CEO, implemented a Company-wide initiative cutting costs which saved the Company in excess of $7,000,000. Mr. Ghauri was also instrumental in the substantial increase in revenue for fiscal year end 2015. In addition, Mr. Ghauri traveled overseas multiple times to execute the largest contract for the Company, worth over $100 million, in December 2015. Under his watch, NETSOL has become a leading player in China with innovation and a cutting-edge technology.

In September 2020, Mr. Ghauri was presented with the highest civilian award in Pakistan, “Sitar e Imtiaz”, a medal of pride, in recognition for his work in IT and charitable causes in Pakistan. This medal was conferred by the President of Pakistan at the President House in Islamabad, Pakistan. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent nearly five years with Unilever as brand and sales managers. Mr. Ghauri attended Eastern Illinois University in 1977-78 for Bachelor of Science degree in Management/Economics. He earned an M.B.A. in Marketing Management from Peter F. Drucker School of Management, Claremont, California in 1981. Mr. Ghauri was elected Vice Chairman of US Pakistan Business Council in 2006, a Washington D.C. based council of US Chamber of Commerce. He is also very active in several philanthropic activities in emerging markets and is a founding director of Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan. Mr. Ghauri has participated in NASDAQ opening and/or closing bell ceremonies in 2006, 2008,2009, 2015 and 2020.

Skills and Qualifications: Mr. Ghauri has an extensive executive, operational and strategic leadership experience in a global setting and substantial experience in establishing management performance objective and establishing goals.

NAEEM GHAURI was a Director of the Company from 1999 through 2020 and was the Company’s Chief Executive Officer from August 2001 to October 2006. Mr. Ghauri is also a co-founder of the Company. Currently, Mr. Ghauri serves as the President and Director of Global Sales of NETSOL as well as the director of NETSOL (UK) Ltd., a wholly owned subsidiary of the Company located in London. While instrumental in numerous transactions, his most significant contribution to the revenue of the Company was his role in overseeing and leading the closing of the largest contract to date for the Company worth $100 million signed in December 2015. More recently, Mr. Ghauri headed the sales team that signed a contract valued in excess of $35 million. Mr. Ghauri has spearheaded the Innovation practice of the Company while located in Thailand with an eye towards working with rideshare platforms as sustainable business models for the Company as the CEO of OTOZ, Inc. Prior to joining the Company, Mr. Ghauri was Program Director for Mercedes-Benz Finance Ltd., from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysts and users in nine European Countries. Mr. Ghauri is a board member of Drivemate Co., Ltd., the Company’s partner in Thailand, as a representative of NetSol. Mr. Ghauri earned his degree in computer science from Brighton University in England.

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

Ms. McGlasson has nearly 30 years of experience in corporate law, mergers and acquisitions, business and cross-border transactions and securities law. Immediately prior to joining NETSOL, Patti practiced at Vogt & Resnick, law corporation. She was admitted to practice in California in 1991.

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

MARK CATON joined the Board of Directors in 2007. Mr. Caton is currently President of Centela Capital, Inc. a diversified financial services company, a position he has held since 2006. Prior to joining Centela Capital, Mr. Caton was President of NETSOL Technologies USA, responsible for US sales, from June 2002 to December 2003. Mr. Caton was employed by ePlus from 1994 to 2002 as Senior Vice President-Business Development. He was a member of the UCLA Alumni Association Board of Directors and served on the Board of Directors of NETSOL from 2002-2003. Mr. Caton is a Chairman of the Compensation Committee and a member of the Audit and Nominating and Corporate Governance Committees. Mr. Caton received his BA from UCLA in psychology in 1971.

Skills and Qualifications: Mr. Caton has over 35 years of experience in sales, marketing and management in the financial leasing and software industries.

MALEA FARSAI joined the Board of Directors for the first time in 2018 and is currently the Company’s Corporate Counsel. Before joining NETSOL in March 2000, Ms. Farsai was an associate at the law firm of Horwitz and Beam where she represented both domestic and international private and public clients from technology to apparel in various transactions from 1996-2000. She has also worked on the formation of business startups and IPOs. Ms. Farsai was on the team that took NETSOL public and is the one who listed NETSOL on NASDAQ in 1999 and has maintained its listing since then to current. After nearly two decades with the Company, Ms. Farsai continues to work part-time as Corporate Counsel overseeing the Company’s insurance as well as day to day corporate legal needs. She has also obtained many of NETSOL’s various trademarks. Ms. Farsai has been actively updating and overseeing the Company’s Corporate and Social Responsibilities (CSR) globally and has effectively established a 501(c)(3) foundation for NETSOL to continue its charitable work internationally. Ms. Farsai received her B.A. degree from University of California, Irvine and her J.D. in 1996, and has been a member of the California State Bar since 1996. She sits on the board of various charitable organizations in Los Angeles.

Skills and Qualifications: Ms. Farsai has served the Company and its legal department since its inception and has a breadth of knowledge and understanding about NETSOL’s business through her role as Corporate Counsel. She also has an understanding of Public Company corporate governance as well as the management and retention of a diverse group of employees.

HENRY TOLENTINO joined the Board of Directors for the first time in 2018. Mr. Tolentino brings more than 30 years of experience in the auto finance industry working with global manufacturers such as Toyota and General Motors. Prior to joining NETSOL’s advisory board, Mr. Tolentino has held several executive positions at Toyota Leasing (Thailand) Co., Ltd., including most recently as president from 2006 to 2014 and then served as an advisor from 2015 to 2016. Prior to Toyota Leasing, Mr. Tolentino spent more than 10 years with Toyota Motor Credit Corporation, USA. He began his career in the auto finance industry with General Motors Acceptance Corporation. Mr. Tolentino joined the advisory board of NETSOL in September 2017 where he provided strategic advice to the senior management of the Company. Mr. Tolentino is the Chairman of the Nomination and Corporate Governance Committee and member of the Audit and Compensation Committees.

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

Mr. Kazmi received his BSc in Chemical Engineering with II Class Honors from Habib Institute of Technology in 1974. He sits on the board of many charitable organizations, with a focus on helping raise funds. Mr. Kazmi is the Chairman of the Audit Committee and is a member of the Nominating and Corporate Governance and Compensation Committees.

Skills and Qualifications: Mr. Kazmi has strong financial services and management expertise. He directs the operations of a financial services business, expending its focus on business development.

COPORATE GOVERNANCE

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

Fiscal 2021 Executive Compensation Highlights and Governance

This section identifies the most significant decisions and changes made regarding NETSOL’s executive compensation in fiscal year 2021.

Shareholder Approval of Compensation

At the last annual general meeting held on June 14, 2021, shareholders expressed support for our executive compensation programs, with 95.72% of votes cast at the meeting voting to ratify the compensation of our named executive officers. Although the advisory shareholder vote on executive compensation is non-binding, the Compensation Committee has considered, and will continue to consider, the outcome of the vote and the sentiments of our shareholders when making future compensation decisions for the named executive officers. Based on the results from our last annual general meeting, the Compensation Committee believes shareholders support the Company’s executive compensation philosophy and the compensation paid to the named executive officers.

Taking into account the marked increase in support of this plan at the June 14, 2021 Annual Shareholders Meeting, the Compensation Committee believes the compensation program meaningfully explains the Compensation Committee’s compensation decisions and its determination to tie long term incentives of the Chief Executive Officer to performance criteria. The Compensation Committee continues to reach out to its shareholders regarding their positions on the Company’s compensation program. In connection with the proxy solicitations, the executive compensation was discussed with certain of our top shareholders and their general acceptance of the compensation structure is reflected in the proxy vote results. Accordingly, the Compensation Committee will continue to provide the CEO with a bonus criterion that is based on total revenues and income from operations on a graduated basis. Bonuses would be paid 60% in cash and 40% in stock valued at the share price on June 30th of the fiscal year in which it was earned.

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

For 2021, compensation designed for our executive officers consisted of:

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

Independent Compensation Consultant

The Compensation Committee retained Compensation Resources, Inc. as its independent compensation consultant. Compensation Resources provided chief executive officer and director compensation consulting services to the Compensation Committee, including a competitive market analysis of peers and the base salary, total cash compensation and total direct compensation. Interactions with Compensation Resources was limited to the Compensation Committee Chair and interaction with executives was generally limited to discussions as required to compile information at the Compensation Committee’s direction. During fiscal year 2021, Compensation Resources did not provide services to the Company. Based on these factors and its own evaluation of Compensation Resources independence pursuant to the requirements approved and adopted by the SEC, the Compensation Committee has determined that the work performed by Compensation Resources does not raise any conflicts of interest.

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

2021 Executive Compensation Components

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

Annual Bonus

Our compensation program includes eligibility for bonuses as rewarded by the Compensation Committee. All executives are eligible for annual performance-based cash bonuses in accordance with Company policies. The Compensation Committee takes into consideration the executive’s performance during the previous year to determine eligibility for discretionary bonuses. Further, the compensation committee will review, if applicable, the performance criteria set forth in an executive’s previous year’s agreement and will determine if the executive has met such criteria in order to achieve the bonus. The Company’s bonus criteria at the executive management level, is typically based on a gross revenue and income from operations targets. Cash bonuses, if any for 2021 are reflected in the summary of compensation discussed below starting on page 43. For 2021, based on structured KPI’s by the compensation committee, Mr. Ghauri earned a bonus of $67,500. See bonus structure as discussed below on page 41. The Compensation Committee determined that Gross Revenue and Income from Operations structure used in fiscal 2021 continues to be a proper measure for measuring Mr. Ghauri’s performance in that it encourages his participation in revenue generating activities and continues to incentivize him to monitor and maximize cost efficiency.

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

Mr. Najeeb Ghauri is eligible to receive grants of shares based on the performance criteria connected to gross revenues and net income from operations as discussed below. The total compensation including equity grants is designed to bring the Chief Executive Officer to the mean market average.

Mr. Najeeb Ghauri’s bonus for fiscal year 2021 is based on the total revenues and income from operations on a graduated basis. The following table demonstrates the graduated percentage of bonus that Mr. Ghauri will be eligible to earn based on the percentage of the goal achieved. Bonuses will be paid 60% in cash and 40% in shares of common stock valued on June 30, 2021. Total net revenues and income from operations are based on those values reported for the year ending June 30, 2021 excluding any adjustments relating to changes in revenue recognition policy.

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

Mr. Ghauri’s bonus for the fiscal year 2022 will be based on the same criteria stated above.

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

Summary Compensation

The following table shows the compensation for the fiscal year ended June 30, 2021, 2020, and 2019, earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)
Najeeb Ghauri	2021	$667,000		$67,500	(2)	$-	$-		$180,383	(4)	$914,883
CEO & Chairman	2020	$689,000		$-		$-	$-		$156,586	(4)	$845,586
	2019	$675,000		$432,488	(2)	$-	$21,598	(3)	$200,000	(4)	$1,329,086

Naeem Ghauri President	2021	$767,768	(5)	$-		$-	$-		$77,045	(6)	$844,813

Roger K Almond	2021	$186,515		$-		$-	$-		$32,872	(7)	$219,387
Chief Financial Officer	2020	$217,111		$20,000		$56,900	$-		$10,639	(7)	$304,650
	2019	$221,520		$20,000		$55,500	$-		$10,191	(7)	$307,211

Patti L. W. McGlasson	2021	$202,271		$-		$-	$-		$9,784	(8)	$212,055
Secretary, General Counsel	2020	$219,481		$-		$42,675	$-		$10,019	(8)	$272,175
	2019	$226,113		$-		$55,500	$-		$10,378	(8)	$291,991

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

(2) Bonus was awarded based on Mr. Ghauri’s bonus structure as detailed on page 41.

(3) The life of 20,000 outstanding options, granted in February 2009, was extended for one year for the year ended June 30, 2019.

(4) Per Mr. Najeeb Ghauri’s compensation agreement, he received $180,383, $156,586 and $200,000 in allowances, perquisites and benefits such as car allowance, insurance premiums, and home office allowance for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

(5) Consists of $400,000 base salary and $367,768 commission for the fiscal year ended June 30, 2021.

(6) Per Mr. Naeem Ghauri’s compensation agreement, he received $77,045 in allowances, perquisites and benefits for the fiscal year ended June 30, 2021.

(7) Consists of $8,872, $10,639 and $10,191 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2021, 2020 and 2019, respectively, and $24,000 paid as car allowance for the year ended June 30, 2021.

(8) Consists of $9,784, $10,019 and $9,935 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2021, 2020 and 2019, respectively.

Grants of Plan-Based Awards

In September 2016, Mr. Najeeb Ghauri was granted 82,644 shares of the Company’s common stock which 50% vested immediately and the remaining 50% vested annually from June 2017 to June 2021. The shares were approved by the Compensation Committee as an incentive for the named officer.

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

Employment Agreement with Najeeb Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended effective January 1, 2008, January 1, 2010, July 25, 2013 and again on June 30, 2014. Changes made in the June 30, 2014 amendment are effective July 1, 2014. Pursuant to the CEO Agreement, as amended, between Mr. Ghauri and the Company (the “CEO Agreement”), the Company agreed to employ Mr. Ghauri as its Chief Executive Officer for a five-year term. The term of employment automatically renews for 12 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2021, Mr. Ghauri is entitled to an annualized compensation of $900,000 consisting of salary, allowances, perquisites and benefits, and is eligible for annual bonuses based on the bonus structure adopted by the Compensation Committee as described in Item 11 under Executive Compensation beginning on page 39. As previously discussed, the $900,000 was temporarily reduced to $851,000 in response to the COVID-19 pandemic. Effective July 1, 2021, Mr. Ghauri’s salary, including allowances, was increased to $900,000. Mr. Ghauri is entitled to six weeks of paid vacation per calendar year.

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

Employment Agreement with Roger K. Almond

Effective March 1, 2015, the Company entered into an Employment Agreement with our Chief Financial Officer, Mr. Roger K. Almond. Pursuant to the Employment Agreement, between Mr. Almond and the Company (the “CFO Agreement”), the Company agreed to employ Mr. Almond as its Chief Financial Officer from the date of the CFO Agreement through February 28, 2017. According to the terms of the CFO Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2020, Mr. Almond is entitled to an annualized base salary of $230,381 per annum, a $2,000 per month car allowance, 10,000 shares of common stock to be granted equally on a quarterly basis over 2 years issued after each quarter of service through June 30, 2021 and is eligible for annual bonuses at the discretion of the Chief Executive Officer. As previously discussed, the $230,381 base salary was temporarily reduced to $186,515 in response to the COVID-19 pandemic. Effective July 1, 2021, Mr. Almond’s salary, was increased to $221,041. In addition, Mr. Almond is entitled to participate in the Company’s equity incentive plans and is entitled to four weeks of paid vacation per calendar year.

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

Employment Agreement with Patti L. W. McGlasson

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary, General Counsel and Sr. Vice President, Legal and Corporate Affairs, Ms. Patti L. W. McGlasson. Pursuant to the Employment Agreement and its related amendments, between Ms. McGlasson and the Company (the “General Counsel Agreement”), the Company agreed to employ Ms. McGlasson as its Secretary and General Counsel from the date of the General Counsel Agreement through June 30, 2017. According to the terms of the General Counsel Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. The General Counsel Agreement was amended on July 25, 2013 and again on June 30, 2014 (the General Counsel Agreement and all amendments referred to as the “GC Agreement”). Changes made in the June 30, 2014 amendment are effective July 1, 2014. Under the GC Agreement, Ms. McGlasson is entitled to an annualized base salary of $232,896 per annum, 7,500 shares of common stock to be granted equally on a quarterly basis over 2 years issued after each quarter of service through June 30, 2021 and is eligible for annual bonuses at the discretion of the Chief Executive Officer. As previously discussed, the $232,896 was temporarily reduced to $188,552 in response to the COVID-19 pandemic. Effective July 1, 2021, Ms. McGlasson’s salary, was increased to $212,384. In addition, Ms. McGlasson is entitled to participate in the Company’s equity incentive plans and, is entitled to six weeks of paid vacation per calendar year.

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

As of June 30, 2021, there are no outstanding stock options or grants of unvested stock awards.

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2021, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$2,668,000	$111,167	$2,668,000
Health Related Benefits	65,232	-	65,232
Bonus	-	-	-
Salary Multiple Pay-out	1,994,330	-	-
Bonus or Revenue One-time Pay-Out	549,206	-	-
Net Cash Value of Options	-	-	-

Total	$5,276,768	$111,167	$2,733,232

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

The following table summarizes the potential payments to Mr. Almond assuming his employment with us was terminated or a change of control occurred on June 30, 2021, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$186,515	$31,086	$186,515
Health related benefits	8,868	-	8,868
Bonus	-	-	-
Salary Multiple Pay-out	557,680	-	-
Bonus or Revenue One-time Pay-Out	274,603	-	-
Net Cash Value of Options	-	-	-

Total	$1,027,666	$31,086	$195,383

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2021, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$404,542	$33,712	$404,542
Health related benefits	19,560	-	19,560
Bonus	-	-	-
Salary Multiple Pay-out	604,790	-	-
Bonus or Revenue One-time Pay-Out	274,603	-	-
Net Cash Value of Options	-	-	-

Total	$1,303,495	$33,712	$424,102

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company’s compensation policies for the fiscal year ended June 30, 2021, other than Najeeb Ghauri and Malea Farsai who were paid as part of their employment agreements with the Company and not as directors.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARE AWARDS ($)	TOTAL ($)

Mark Caton	80,000	11,997	91,997
Henry Tolentino	80,000	-	80,000
Kausar Kazmi	80,000	-	80,000
	240,000	11,997	251,997

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

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2021.

BOARD ACTIVITY	CASH PAYMENTS
Board Member Fee	$240,000
Chairperson for Audit Committee	$-
Chairperson for Compensation Committee	$-
Chairperson for Nominating and Corporate Governance Committee	$-
$240,000

In previous years, the committee chairs have received additional compensation, but was eliminated as part of the Company’s Covid-19 mitigation measures. Independent members of our Board of Directors are also eligible to receive stock option or stock award grants both upon joining the Board of Directors and on an annual basis in line with recommendations by the Compensation Committee, which grants are non-qualified stock options under our Employee Stock Option Plans. Further, from time to time, the non-employee members of the Board of Directors are eligible to receive stock grants that may be granted if and only if approved by the shareholders of the Company.

On September 12, 2016, the Compensation Committee granted independent board members 19,834 shares of common stock vesting at 50% immediately and rest at the completion of each year served commencing with the period ended September 30, 2017 and ending September 30, 2021.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Mr. Caton (Chairman), Mr. Kazmi, and Mr. Tolentino. All current members of the Compensation Committee are “independent directors” as defined under the NASDAQ Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2021, or at any other relevant time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Employee Equity Plans

OPTIONS:

	Number of Options Authorized	Options Grants Issued	Options Grants Cancelled / Expired	Available for Issue	Options Issued but Outstanding

The 2005 stock option plan	500,000	479,614	-	20,386	-
The 2013 stock option plan	1,250,000	1,151,804	-	98,196	-
The 2015 stock option plan	1,250,000	943,578	-	306,422	-
	3,700,000	3,274,996	-	425,004	-

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, its only class of outstanding voting securities as of September 16 2021, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company’s present directors and officers, and (iii) all officers and directors as a group:

		Number of Shares
Name of Beneficial Owner (1)		Beneficially Owned (2)	Percentage
Najeeb Ghauri	(3)	794,701	7.05%
Naeem Ghauri	(3)	450,689	4.00%
Mark Caton	(3)	101,580	*
Henry Tolentino	(3)	27,313	*
Patti McGlasson	(3)	81,050	*
Roger Almond	(3)	30,000	*
Kausar Kazmi	(3)	11,445	*
Malea Farsai	(3)	39,811	*
Renaissance Technologies Holdings Corp.	(5)	793,360	7.04%
All officers and directors as a group (eight persons)		1,536,589	13.64%

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to share grants that will vest or options currently exercisable or exercisable within 60 days of September 16, 2021, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Address c/o NetSol Technologies, Inc. at 23975 Park Sorrento, Suite 250, Calabasas, CA 91302.

(4) Shares issued and outstanding as of September 16, 2021 were 11,265,064.

(5) 5% or greater shareholder based on Schedule 13G filing on February 10, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

BF Borgers audited the Company’s financial statements for the fiscal year ended June 30, 2021 and 2020. The aggregate fees billed by principal accountants for the annual audit and review of financial statements included in the Company’s Form 10-K, services related to providing an opinion in connection with our public offering of shares of common stock and/or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $250,000 for the years ended June 30, 2021 and 2020.

Tax Fees

Tax fees for fiscal year 2021 were $13,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2020. Tax fees for fiscal year 2020 were $15,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2019.

All Other Fees

No other fees were paid to principal accountant during the fiscal year 2021 and 2020.

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

NetSol Technologies, Inc.

Date: September 28, 2021	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer

Date: September 28, 2021	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 28, 2021	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 28, 2021	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Accounting Officer

Date: September 28, 2021	BY:	/S/ MARK CATON
Mark Caton
Director

Date: September 28, 2021	BY:	/S/ MALEA FARSAI
Malea Farsai
Director

Date: September 28, 2021	BY:	/S/ HENRY TOLENTINO
Henry Tolentino
Director

Date: September 28, 2021	BY:	/S/ KAUSAR KAZMI
Kausar Kazmi
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NetSol Technologies, Inc. and subsidiaries

Calabasas, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the period then ended. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial positions of NetSol Technologies, Inc. and subsidiaries as of June 30, 2021 and 2020 and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition — identification of contractual terms in certain customer arrangements

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, management assesses relevant contractual terms in its customer arrangements to determine the transaction price and recognizes revenue upon transfer of control of the promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Management applies judgment in determining the transaction price which is dependent on the contractual terms. In order to determine the transaction price, management may be required to estimate variable consideration when determining the amount and timing of revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit

The principal considerations for our determination that performing procedures relating to the identification of contractual terms in customer arrangements to determine the transaction price is a critical audit matter are there was significant judgment by management in identifying contractual terms due to the volume and customized nature of the Company’s customer arrangements. This in turn led to significant effort in performing our audit procedures which were designed to evaluate whether the contractual terms used in the determination of the transaction price and the timing of revenue recognition were appropriately identified and determined by management and to evaluate the reasonableness of management’s estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including those related to the identification of contractual terms in customer arrangements that impact the determination of the transaction price and revenue recognition. These procedures also included, among others, (i) testing the completeness and accuracy of management’s identification of the contractual terms by examining customer arrangements on a test basis, and (ii) testing management’s process for determining the appropriate amount and timing of revenue recognition based on the contractual terms identified in the customer arrangements.

Goodwill and Intangible asset- Refer to Note 12 and Note 13 to the financial statements

Critical Audit Matter Description

The Company tests goodwill and intangible assets for impairment annually (in the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. The Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, which requires management to make significant estimates and assumptions related to projected revenue growth rates, discount rates, and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount of any goodwill impairment charge. As of June 30, 2021, the Company has four reporting units, but only three of which have goodwill.

Given the significant judgments made by management to estimate the fair value of the reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to projected revenue growth rates, discount rates, EBITDA and EBITDA margin required a high degree of auditor judgment and an increased extent of effort, including the assistance of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

●	Our audit procedures related to management’s estimates and assumptions related to projected revenue growth rates, discount rates, EBITDA and EBITDA margin for the reporting units included the following, among other procedures:

●	We tested the effectiveness of internal controls over the goodwill impairment evaluation, including controls over the selection of the discount rates and over forecasts of future revenue growth rates, EBITDA, and EBITDA margin.

●	We performed a retrospective review comparing actual revenue and EBITDA results of the reporting unit for 2021 to the forecasted results from 2020.

●	We performed a retrospective review comparing management’s estimates and assumptions relating to revenue, EBITDA, and EBITDA margin projections for the reporting unit used for the purpose of current year’s annual impairment test to the projections previously used in connection with the prior year annual impairment test.

●	We evaluated the consistency of estimates and assumptions relating to revenue and EBITDA growth inherent in the discounted cash flow model for the reporting unit to those used by management in other annual forecasting activities.

●	With the assistance of our fair value specialists, we performed a benchmarking exercise comparing management’s estimates and assumptions related to revenue growth, EBITDA and EBITDA margin for the reporting unit as of the measurement date to the revenue growth, EBITDA and EBITDA margins of a peer group of public companies for the most recent three years and the projection period.

●	With the assistance of our fair value specialists, we evaluated (1) the valuation methodology used and (2) the projections of long-term revenue growth and the discount rates by testing the underlying source information, and by developing a range of independent estimates and comparing those to the rates selected by management.

/s/ BF Borgers CPA PC.

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Company’s auditor since 2020.

Lakewood, CO

September 28, 2021

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of	As of
	June 30, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$33,705,154	$20,166,830
Accounts receivable, net of allowance of $166,231 and $435,611	4,184,096	10,131,752
Accounts receivable - related party, net of allowance of $1,373,099 and $90,594	-	1,282,505
Revenues in excess of billings, net of allowance of $136,976 and $188,914	14,680,131	17,198,281
Revenues in excess of billings - related party, net of allowance of $8,163 and $0	-	8,163
Other current assets, net of allowance of $1,243,633 and $0	3,009,393	3,108,180
Total current assets	55,578,774	51,895,711
Revenues in excess of billings, net - long term	957,603	1,300,289
Convertible note receivable - related party, net of allowance of $4,250,000 and $0	-	4,250,000
Property and equipment, net	12,091,812	11,329,631
Right of use of assets - operating leases	1,345,869	2,360,129
Long term investment	3,155,852	2,387,692
Other assets	55,127	41,992
Intangible assets, net	3,904,656	5,391,077
Goodwill	9,516,568	9,516,568
Total assets	$86,606,261	$88,473,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,696,035	$5,769,161
Current portion of loans and obligations under finance leases	11,366,171	9,139,561
Current portion of operating lease obligations	857,729	1,111,912
Unearned revenue	4,556,626	4,095,472
Total current liabilities	23,476,561	20,116,106
Loans and obligations under finance leases; less current maturities	699,841	1,539,975
Operating lease obligations; less current maturities	564,257	1,339,965
Total liabilities	24,740,659	22,996,046
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,181,585 shares issued and 11,265,064 outstanding as of June 30, 2021 and 12,122,149 shares issued and 11,874,646 outstanding as of June 30, 2020	121,816	121,222
Additional paid-in-capital	129,018,826	128,677,754
Treasury stock (at cost, 916,521 shares and 247,503 shares as of June 30, 2021 and June 30, 2020, respectively)	(3,820,750)	(1,455,969)
Accumulated deficit	(38,801,282)	(34,269,817)
Other comprehensive loss	(31,868,481)	(34,085,047)
Total NetSol stockholders’ equity	54,650,129	58,988,143
Non-controlling interest	7,215,473	6,488,900
Total stockholders’ equity	61,865,602	65,477,043
Total liabilities and stockholders’ equity	$86,606,261	$88,473,089

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years
	Ended June 30,
	2021	2020
Net Revenues:
License fees	$6,249,924	$3,260,891
Subscription and support	22,173,745	20,254,917
Services	26,448,171	32,555,690
Services - related party	48,775	300,821
Total net revenues	54,920,615	56,372,319

Cost of revenues:
Salaries and consultants	20,969,298	18,821,738
Travel	663,403	4,181,742
Depreciation and amortization	2,990,689	2,897,371
Other	3,944,197	3,508,098
Total cost of revenues	28,567,587	29,408,949

Gross profit	26,353,028	26,963,370

Operating expenses:
Selling and marketing	6,555,004	6,450,663
Depreciation and amortization	965,625	834,583
General and administrative	15,437,382	17,138,832
Research and development cost	674,168	1,468,954
Total operating expenses	23,632,179	25,893,032

Income from operations	2,720,849	1,070,338

Other income and (expenses)
Gain (loss) on sale of assets	(191,935)	23,103
Interest expense	(394,289)	(346,856)
Interest income	1,017,432	1,569,536
Gain (loss) on foreign currency exchange transactions	(597,433)	398,610
Share of net loss from equity investment	(253,819)	(605,864)
Other income	987,444	224,224
Total other income (expenses)	567,400	1,262,753

Net income before income taxes	3,288,249	2,333,091
Income tax provision	(1,026,617)	(1,141,068)
Net income	2,261,632	1,192,023
Non-controlling interest	(483,375)	(254,942)
Net income attributable to NetSol	$1,778,257	$937,081

Net income per share:
Net income per common share
Basic	$0.15	$0.08
Diluted	$0.15	$0.08

Weighted average number of shares outstanding
Basic	11,499,983	11,734,648
Diluted	11,499,983	11,784,414

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	For the Years
	Ended June 30,
	2021	2020
Net income	$1,778,257	$937,081
Other comprehensive income (loss):
Translation adjustment	2,933,964	(1,229,927)
Translation adjustment attributable to non-controlling interest	(717,398)	269,886
Net translation adjustment	2,216,566	(960,041)
Comprehensive income (loss) attributable to NetSol	$3,994,823	$(22,960)

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2021 and 2020

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended June 30, 2021 and 2020

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2020	12,122,149	$121,222	$128,677,754	$(1,455,969)	$(34,269,817)	$(34,085,047)	$6,488,900	$65,477,043
Cumulative effect adjustment (1)	-	-	-	-	(6,309,722)	-	(474,578)	(6,784,300)
Subsidiary common stock issued for:
-Services	-	-	-	-	-	-	378	378
Common stock issued for:
Services	59,436	594	341,072	-	-	-	-	341,666
Purchase of treasury shares	-	-	-	(2,364,781)	-	-	-	(2,364,781)
Foreign currency translation adjustment	-	-	-	-	-	2,216,566	717,398	2,933,964
Net income for the year	-	-	-	-	1,778,257	-	483,375	2,261,632
Balance at June 30, 2021	12,181,585	$121,816	$129,018,826	$(3,820,750)	$(38,801,282)	$(31,868,481)	$7,215,473	$61,865,602

(1) Cumulative effect adjustment relates to the adoption of Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Refer to Note 2 – Accounting Policies for more information.

The accompanying notes are an integral part of these consolidated financial statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years
	Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,261,632	$1,192,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,956,314	3,731,954
Provision for bad debts	(332,325)	184,944
Share of net loss from investment under equity method	253,819	605,864
(Gain) loss on sale of assets	191,935	(23,103)
Gain on forgiveness of loan	(469,721)	-
Stock based compensation	342,153	808,616
Changes in operating assets and liabilities:
Accounts receivable	6,861,454	2,035,843
Accounts receivable - related party	-	1,957,864
Revenues in excess of billing	2,839,709	(3,252,704)
Revenues in excess of billing - related party	-	105,441
Other current assets	(857,708)	(132,175)
Accounts payable and accrued expenses	474,098	(1,399,828)
Unearned revenue	204,563	(1,842,313)
Net cash provided by operating activities	15,725,923	3,972,426

Cash flows from investing activities:
Purchases of property and equipment	(2,551,283)	(1,377,145)
Sales of property and equipment	188,233	106,180
Convertible note receivable - related party	-	(600,000)
Investment in associates	(155,500)	(94,500)
Purchase of subsidiary shares	-	(89,425)
Net cash used in investing activities	(2,518,550)	(2,054,890)

Cash flows from financing activities:
Proceeds from exercise of subsidiary options	-	11,621
Purchase of treasury stock	(2,364,781)	-
Dividend paid by subsidiary to non-controlling interest	-	(1,920,618)
Proceeds from bank loans	1,898,013	4,221,203
Payments on finance lease obligations and loans - net	(698,797)	(611,913)
Net cash provided by (used in) financing activities	(1,165,565)	1,700,293
Effect of exchange rate changes	1,496,516	(817,363)
Net increase in cash and cash equivalents	13,538,324	2,800,466
Cash and cash equivalents at beginning of the period	20,166,830	17,366,364
Cash and cash equivalents at end of period	$33,705,154	$20,166,830

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Years
	Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$455,647	$355,927
Taxes	$601,703	$1,027,950

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under finance lease	$222,391	$-
Drivemate shares acquired for services rendered	$1,300,000	$-
Assets recognized under operating lease	$-	$3,474,583

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

June 30, 2021 and 2020

Reclassifications

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform to report classifications of the current period. Below is the table of reclassified amounts:

	For the Years ended
	June 30, 2020
	Originally reported	Reclassified

REVENUES
License fees	$4,564,560	$3,260,891
Subscription and support	19,019,646	20,254,917
Services	32,487,292	32,555,690
Services - related party	300,821	300,821
Total net revenues	$56,372,319	$56,372,319

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance, except balances maintained in China are insured for RMB500,000 ($77,399) in each bank and in the UK for GBP 85,000 ($118,056) in each bank. The Company maintains two bank accounts in China and six bank accounts in the UK. As of June 30, 2021 and 2020, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $31,662,035 and $18,210,378, respectively. The Company has not experienced any losses in such accounts.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

June 30, 2021 and 2020

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

Category	Estimated Useful Life

Computer equipment and software	3 to 5 Years
Office furniture and equipment	5 to 10 Years
Building	20 Years
Autos	5 Years
Assets under capital leases	3 to 10 Years
Improvements	5 to 10 Years

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

June 30, 2021 and 2020

Research and Development Costs

Research and development expenses are comprised of salaries, benefits and overhead expenses of employees involved in software product enhancement and development, cost of outside contractors engaged to perform quality assurance, software product enhancement and development (if any). Development costs are expensed as incurred.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2021 are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$957,603	$957,603
Total	$-	$-	$957,603	$957,603

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2020, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$1,300,289	$1,300,289
Total	$-	$-	$1,300,289	$1,300,289

The reconciliation for the years ended June 30, 2021 and 2020 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2019	$1,380,631	$(99,139)	$1,281,492
Amortization during the period	-	55,344	55,344
Effect of Translation Adjustment	(39,056)	2,509	(36,547)
Balance at June 30, 2020	$1,341,575	$(41,286)	$1,300,289
Additions	1,023,634	(78,124)	945,510
Amortization during the period	-	53,119	53,119
Transfers to short term	(1,341,575)	-	(1,341,575)
Effect of Translation Adjustment	748	(488)	260
Balance at June 30, 2021	$1,024,382	$(66,779)	$957,603

The Company used the discounted cash flow method with interest rates ranging from 4.65% to 6.25% and 4.35% for the years ended June 30, 2021 and 2020, respectively.

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

Unearned Revenue

Unearned revenue represents billings in excess of revenue earned on contracts and are recognized on a pro-rata basis over the life of the contract. Unearned revenue was $4,556,626 and $4,095,472 at June 30, 2021 and 2020, respectively.

Cost of Revenues

Cost of revenues includes salaries and benefits for technical employees, consultant costs, amortization of capitalized computer software development costs, depreciation of computer and equipment, travel costs, and indirect costs such as rent and insurance.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2021 and 2020 were $224,933 and $285,964, respectively.

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

June 30, 2021 and 2020

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company adopted this standard on July 1, 2020 and the adoption did not have a material effect on our consolidated financial statements.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

Accounting Standards Recently Issued but Not Yet Adopted by the Company:

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2020, which for the Company is the first quarter of fiscal 2022. Early adoption is permitted. The Company does not expect this update to have a material impact on its Consolidated Financial Statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and results in fewer instruments with embedded conversion features being separately recognized from the host contract as compared with current standards. Those instruments that do not have a separately recognized embedded conversion feature will no longer recognize a debt issuance discount related to such a conversion feature and would recognize less interest expense on a periodic basis. Additionally, the ASU amends the calculation of the share dilution impact related to a conversion feature and eliminates the treasury method as an option. For instruments that do not have a component mandatorily settled in cash, the change will likely result in a higher amount of share dilution in the calculation of earnings per share. This ASU is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2021, which for the Company is the first quarter of fiscal 2023, with early adoption permitted beginning in the first quarter of fiscal 2022. The Company is currently assessing the impact and timing of adoption of this ASU.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The elective amendments provide expedients to contract modification, affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by this guidance apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. This guidance is not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The guidance can be applied immediately through December 31, 2022. The Company will adopt this standard when LIBOR is discontinued and does not expect a material impact to its financial condition, results of operations or disclosures based on the current debt portfolio and capital structure.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

Core Revenue

The Company generates its core revenue from the following sources: (1) software licenses, (2) services, which include implementation and consulting services, and (3) subscription and support, which includes post contract support, of its enterprise software solutions for the lease and finance industry. The Company offers its software using the same underlying technology via two models: a traditional on-premises licensing model and a subscription model. The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the subscription delivery model, the Company provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software.

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

The Company’s contracts which contain multiple performance obligations generally consist of the initial purchase of subscription or licenses and a professional services engagement. License purchases generally have multiple performance obligations as customers purchase post contract support and services in addition to the licenses. The Company’s single performance obligation arrangements are typically post contract support renewals, subscription renewals and services engagements.

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

June 30, 2021 and 2020

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

Post Contract Support

Revenue from support services and product updates, referred to as subscription and support revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product updates and patches released during the term of the support period on a when-and-if available basis. The Company’s customers purchase both product support and license updates when they acquire new software licenses. In addition, a majority of customers renew their support services contracts annually and typical payment terms provide that customers make payment within 30 days of invoice.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

The Company’s disaggregated revenue by category is as follows:

	For the Years
	Ended June 30,
	2021	2020
Core:
License	$6,249,924	$3,260,891
Subscription and support	22,173,745	20,254,917
Services	20,139,320	25,713,554
Services - related party	48,775	300,821
Total core revenue, net	48,611,764	49,530,183

Non-Core:
Services	6,308,851	6,842,136
Total non-core revenue, net	6,308,851	6,842,136

Total net revenue	$54,920,615	$56,372,319

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

The stand-alone selling price of the licenses was measured primarily through an analysis of pricing that management evaluated when quoting prices to customers. Although the Company has no history of selling its software separately from post contract support and other services, the Company does have historical experience with amending contracts with customers to provide additional modules of its software or providing those modules at an optional price. This information guides the Company in assessing the stand-alone selling price of the Company’s software, since the Company can observe instances where a customer had a particular component of the Company’s software that was essentially priced separate from other goods and services that the Company delivered to that customer.

The Company recognizes revenue from implementation and customization services using the percentage of estimated “man-days” that the work requires. The Company believes the level of effort to complete the services is best measured by the amount of time (measured as an employee working for one day on implementation/customization work) that is required to complete the implementation or customization work. The Company reviews its estimate of man-days required to complete implementation and customization services each reporting period.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

Revenue is recognized over time for the Company’s subscription, post contract support and fixed fee professional services that are separate performance obligations. For the Company’s professional services, revenue is recognized over time, generally using costs incurred or hours expended to measure progress. Judgment is required in estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization, specification variances and testing requirement changes.

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	June 30, 2021	June 30, 2020

Revenues in excess of billings	$15,637,734	$18,506,733

Unearned revenue	$4,556,626	$4,095,472

During the year ended June 30, 2021, the Company recognized revenue of $4,087,373, which was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $48,314,683 as of June 30, 2021, of which the Company estimates to recognize approximately $15,603,135 in revenue over the next 12 months and the remainder over an estimated 6 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

Unearned Revenue

The Company typically invoices its customers for subscription and support fees in advance on a quarterly or annual basis, with payment due at the start of the subscription or support term. Unpaid invoice amounts for non-cancelable license and services starting in future periods are included in accounts receivable and unearned revenue.

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under Topic 606 that impact timing of revenue recognition and the Company’s disclosures. The Company has applied the following practical expedients:

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2021
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$1,778,257	11,499,983	$0.15
Effect of dilutive securities
Share grants	-	-	-
Diluted income per share	$1,778,257	11,499,983	$0.15

	For the year ended June 30, 2020
	Net Income	Shares	Per Share

Basic income per share:
Net income available to common shareholders	$937,081	11,734,648	$0.08
Effect of dilutive securities
Share grants	-	49,766	-
Diluted income per share	$937,081	11,784,414	$0.08

NOTE 5 – MAJOR CUSTOMERS

During the year ended June 30, 2021, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $11,522,694 and $7,137,653, respectively representing 21.0% and 13.0%, respectively of revenues. During the year ended June 30, 2020, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $14,869,030 and $8,904,809, respectively representing 26.4% and 15.8%, respectively of revenues. The revenue from these customers are shown in the Asia – Pacific segment.

Accounts receivable from DFS and BMW at June 30, 2021, were $462,861 and $35,063, respectively. Accounts receivable from DFS and BMW at June 30, 2020, were $4,821,468 and $474,271, respectively. Revenues in excess of billings at June 30, 2021 were $2,041,750 and $4,453,299, respectively. Revenues in excess of billings at June 30, 2020 were $5,709,226 and $6,977,375, respectively. Included in this amount was $1,300,289 shown as long term at June 30, 2020.

NOTE 6 – CONVERTIBLE NOTE RECEIVABLE – RELATED PARTY

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

June 30, 2021 and 2020

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

The Company has accrued interest of $701,062 at June 30, 2021 and 2020, which is included in “Other current assets”. The Company has not been accruing interest since July 1, 2020.

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	June 30, 2021	June 30, 2020

Prepaid Expenses	$1,987,556	$1,035,415
Advance Income Tax	344,699	355,482
Employee Advances	28,816	44,415
Security Deposits	281,464	270,403
Other Receivables	143,258	101,451
Other Assets	223,600	57,381
Due From Related Party	1,243,633	1,243,633
	4,253,026	3,108,180
Less allowance for doubtful account	(1,243,633)	-
Net Balance	$3,009,393	$3,108,180

NOTE 8 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	June 30, 2021	June 30, 2020

Revenues in excess of billings - long term	$1,024,382	$1,341,575
Present value discount	(66,779)	(41,286)
Net Balance	$957,603	$1,300,289

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the years ended June 30, 2021 and 2020, the Company accreted $53,119 and $55,344, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 4.65% to 6.25% for the year ended June 30, 2021 and 4.35% during the year ended June 30, 2020.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	June 30, 2021	June 30, 2020

Office Furniture and Equipment	$3,440,501	$3,143,833
Computer Equipment	18,681,991	19,256,543
Assets Under Capital Leases	1,136,128	1,443,423
Building	6,205,210	5,848,813
Land	1,608,024	1,512,905
Capital Work In Progress	-	27,648
Autos	1,770,147	1,348,405
Improvements	35,592	36,929
Subtotal	32,877,593	32,618,499
Accumulated Depreciation	(20,785,781)	(21,288,868)
Property and Equipment, Net	$12,091,812	$11,329,631

For the years ended June 30, 2021 and 2020, depreciation expense totaled $2,148,578 and $1,903,640, respectively. Of these amounts, $1,182,953 and $1,069,057, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of June 30, 2021 and 2020:

	As of	As of
	June 30, 2021	June 30, 2020
Computers and Other Equipment	$169,487	$328,621
Furniture and Fixtures	57,509	51,119
Vehicles	909,132	1,063,683
Total	1,136,128	1,443,423
Less: Accumulated Depreciation - Net	(627,119)	(667,096)
	$509,009	$776,327

Finance lease term and discount rate were as follows:

	As of	As of
	June 30, 2021	June 30, 2020

Weighted average remaining lease term - Finance leases	0.55 Years	1.38 Years

Weighted average discount rate - Finance leases	5.6%	11.7%

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2021	June 30, 2020
Assets
Operating lease assets, net	$1,345,869	$2,360,129

Liabilities
Current
Operating	$857,729	$1,111,912
Non-current
Operating	564,257	1,339,965
Total Lease Liabilities	$1,421,986	$2,451,877

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

The components of lease cost were as follows:

	For the Years
	Ended June 30,
	2021	2020

Amortization of finance lease assets	$186,721	$253,071
Interest on finance lease obligation	32,675	81,907
Operating lease cost	1,271,947	1,258,102
Short term lease cost	91,705	282,806
Sub lease income	(35,740)	(33,426)
Total lease cost	$1,547,308	$1,842,460

Lease term and discount rate were as follows:

	As of	As of
	June 30, 2021	June 30, 2020

Weighted average remaining lease term - Operating leases	1.78 Years	2.45 Years

Weighted average discount rate - Operating leases	5.7%	5.6%

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Years
	Ended June 30
	2021	2020

Cash flows related to lease liabilities
Operating cash flows related to operating leases	$1,182,028	$1,263,089

Operating cash flows from finance leases	$25,338	$72,999

Financing cash flows from finance leases	$334,939	$324,723

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

Maturities of operating lease liabilities were as follows as of June 30, 2021:

Amount
Within year 1	$911,760
Within year 2	496,700
Within year 3	82,282
Within year 4	835
Within year 5	835
Thereafter	2,505
Total Lease Payments	1,494,917
Less: Imputed interest	(72,931)
Present Value of lease liabilities	1,421,986
Less: Current portion	(857,729)
Non-Current portion	$564,257

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and terminate by July 2021. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the years ended June 30, 2021 and 2020, the Company received $35,740 and $33,426, respectively, of lease income.

NOTE 11 – LONG-TERM INVESTMENT

Drivemate

The Company and Drivemate Co., Ltd. (“Drivemate”) entered into a subscription agreement on April 25, 2019, (“Drivemate Agreement”) whereby the Company purchased an equity interest of 30% in Drivemate. Per the Drivemate Agreement, the Company purchased 5,469 preferred shares for $1,800,000 consisting of $500,000 cash to be paid over a two-year period and $1,300,000 to be provided in services. The Company has paid the $500,000 in cash and has provided services of $1,300,000. Pursuant to the agreement, the number of shares to be issued is adjusted as necessary to result in an equity ownership equal to 30% of the issued and outstanding shares at the final payment date. As of June 30, 2021, the Company has been issued 8,178 shares equal to 30% of Drivemate. Per the Drivemate Agreement, the Company appointed two directors to the Drivemate board. The Company determined that it met the significant influence criteria since two of the four directors are appointed by the Company and the Company owns 30% of Drivemate; therefore, the Company accounts for the investment using the equity method of accounting.

During the years ended June 30, 2021 and 2020, the Company performed services of $18,006 and $1,054,372, respectively.

Under the equity method of accounting, the Company recorded its share of net loss of $20,001 and $16,714 for the years ended June 30, 2021 and 2020, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

WRLD3D-Related Party

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which was earned by providing IT and enterprise software solutions. As of June 30, 2021, NTI and NTPK own 1,636,876 and 4,092,189, respectively, of Series BB Preferred Stock.

In connection with the investment, the Company and NetSol PK received a warrant to purchase preferred stock of WRLD3D, which warrants expired on March 2, 2020.

The Company determined that it met the significant influence criteria since the CEO of WRLD3D is the son of the CEO, Najeeb Ghauri, and also an employee of the Company; therefore, the Company accounts for the investment using equity method of accounting.

During the years ended June 30, 2021 and 2020, NetSol PK provided services valued at $48,775 and $300,821, respectively, which is recorded as services-related party. Accounts receivable and revenue in excess of billing were $1,373,099 and $8,163 at June 30, 2020, respectively. Upon adoption of ASC 326, an allowance was established for the full amounts of these accounts. Under the equity method of accounting, the Company recorded its share of net loss of $233,818 and $589,150 for the years ended June 30, 2021 and 2020, respectively.

The following table reflects the above investments at June 30, 2021.

	Drivemate	WRLD3D	Total
Gross investment	$1,800,000	$3,888,889	$5,688,889
Cumulative net loss on investment	(38,853)	(1,924,134)	(1,962,987)
Cumulative other comprehensive income (loss)	-	(570,050)	(570,050)
Net investment	$1,761,147	$1,394,705	$3,155,852

NOTE 12 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	June 30, 2021	June 30, 2020

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(14,440,001)	(16,045,322)
Accumulated Amortization	(28,900,340)	(25,808,598)
Net Balance	$3,904,656	$5,391,077

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $3,904,656 will be amortized over the next 2.25 years. Amortization expense for the years ended June 30, 2021 and 2020 was $1,807,736 and $1,828,314, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Years ended:
June 30, 2022	$1,839,736
June 30, 2023	1,839,736
June 30, 2024	225,184
$3,904,656

NOTE 13 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period business combinations. Goodwill was comprised of the following amounts:

	As of June 30,	As of June 30,
	2021	2020
NetSol PK (Asia - Pacific)	$1,166,610	$1,166,610
NTE (Europe)	3,471,814	3,471,814
VLS (Europe)	214,044	214,044
NTA (North America)	4,664,100	4,664,100
Total	$9,516,568	$9,516,568

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	June 30, 2021	June 30, 2020

Accounts Payable	$1,067,937	$1,351,158
Accrued Liabilities	4,512,499	3,349,624
Accrued Payroll & Taxes	228,028	537,888
Taxes Payable	608,121	303,996
Other Payable	279,450	138,171
Total	$6,696,035	$5,680,837

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

NOTE 15 – DEBTS

Notes payable and capital leases consisted of the following:

		As of June 30, 2021
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$73,143	$73,143	$-
Paycheck Protection Program Loans	(2)	-	-	-
Bank Overdraft Facility	(3)	-	-	-
Term Finance Facility	(4)	1,648,818	1,090,259	558,559
Loan Payable Bank - Export Refinance	(5)	3,162,555	3,162,555	-
Loan Payable Bank - Running Finance	(6)	-	-	-
Loan Payable Bank - Export Refinance II	(7)	2,403,542	2,403,542	-
Loan Payable Bank - Running Finance II	(8)	-	-	-
Loan Payable Bank - Export Refinance III	(9)	4,427,578	4,427,578	-
Sale and Leaseback Financing	(10)	85,313	28,183	57,130
Term Finance Facility	(11)	55,182	19,644	35,538
Insurance Financing	(12)	41,774	41,774	-
		11,897,905	11,246,678	651,227
Subsidiary Finance Leases	(13)	168,107	119,493	48,614
		$12,066,012	$11,366,171	$699,841

		As of June 30, 2020
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$81,728	$81,728	$-
Paycheck Protection Program Loans	(2)	469,721	182,669	287,052
Bank Overdraft Facility	(3)	-	-	-
Term Finance Facility	(4)	1,380,878	354,337	1,026,541
Loan Payable Bank - Export Refinance	(5)	2,975,482	2,975,482	-
Loan Payable Bank - Running Finance	(6)	-	-	-
Loan Payable Bank - Export Refinance II	(7)	2,261,365	2,261,365	-
Loan Payable Bank - Running Finance II	(8)	-	-	-
Loan Payable Bank - Export Refinance III	(9)	2,975,483	2,975,483	-
Term Finance Facility	(11)	65,473	16,423	49,050
Insurance Financing	(12)	-	-	-
		10,210,130	8,847,487	1,362,643
Subsidiary Finance Leases	(13)	469,406	292,074	177,332
		$10,679,536	$9,139,561	$1,539,975

(1) The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings range from 5.0% to 7.0% as of June 30, 2021 and 2020, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(2) The Company and its subsidiary, NTA, received Paycheck Protection Program loans of $469,721 introduced by the U.S. Government during the COVID-19 Pandemic. The loans carry an interest rate of 1% and have a maturity date of two years from the date of the disbursement of the loan. This loan is forgivable if the Company meets the criteria set by the U.S. Government. During the year ended June 30, 2021, the Company applied for the loan forgiveness, which was approved by the U.S. Government.

(3) The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $416,667. The annual interest rate was 5.1% as of June 30, 2021 and 2020. Total outstanding balance as of June 30, 2021 and 2020 was £nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of June 30, 2021, NTE was in compliance with this covenant.

(4) The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank Limited, approved by the Government of Pakistan to protect the employment situation during the COVID-19 Pandemic. This is a term loan payable in three years. The availed facility amount is Rs. 260,678,180 or $1,648,818, at June 30, 2021, of which $1,090,259 is shown as current and the remaining $558,559 is shown as long term. The availed facility amount is Rs. 232,042,664 or $1,380,878, at June 30, 2020, of which $354,337 is shown as current and the remaining $1,026,541 is shown as long term. The interest rate for the loan was 3% at June 30, 2021 and 2020.

(5) The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 500,000,000 or $3,162,555 and Rs. 500,000,000 or $2,975,482 at June 30, 2021 and 2020, respectively. The interest rate for the loan was 3% at June 30, 2021 and 2020.

(6) The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 75,000,000 or $474,383 and Rs. 75,000,000 or $446,322, at June 30, 2021 and 2020, respectively. The balance outstanding at June 30, 2021 and 2020 was Rs. Nil. The interest rate for the loan was 9.5% and 7.2% at June 30, 2021 and 2020, respectively.

These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of June 30, 2021, NetSol PK was in compliance with this covenant.

(7) The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. Total facility amount is Rs. 380,000,000 or $2,403,542 and Rs. 380,000,000 or $2,261,365, at June 30, 2021 and 2020, respectively. The interest rate for the loan was 3% at June 30, 2021 and 2020.

(8) The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. Total facility amount is Rs. 120,000,000 or $759,013 and Rs. 120,000,000 or $714,116, at June 30, 2021 and 2020, respectively. The interest rate for the loan was 9.0% and 7.7% at June 30, 2021 and 2020, respectively. Total outstanding balance at June 30, 2021 and 2020 was $nil.

During the loan tenure, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of June 30, 2021, NetSol PK was in compliance with these covenants.

(9) The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. Total facility amount is Rs. 900,000,000 or $5,692,600 and Rs. 900,000,000 or $5,355,868, at June 30, 2021 and 2020, respectively. NetSol PK used Rs. 700,000,000 or $4,427,578 and Rs. 500,000,000 or $2,975,482, at June 30, 2021 and 2020, respectively. The interest rate for the loan was 3% at June 30, 2021 and 2020.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

(10) The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of June 30, 2021, NetSol PK used Rs. 13,487,949 or $85,313 of which $57,130 was shown as long term and $28,183 as current. The interest rate for the loan was 9.0% at June 30, 2021.

(11) In March 2020, the Company’s subsidiary, VLS, entered into a loan agreement with Investec Bank PLC. The loan amount was £69,549, or $96,596, for a period of 5 years with monthly payments of £1,349, or $1,874. As of June 30, 2021, the subsidiary has used this facility up to $55,182, of which $35,538 was shown as long-term and $19,644 as current. The interest rate was 6.14% at June 30, 2021.

(12) The Company’s subsidiary, VLS, finances Directors’ and Officers’ (“D&O”) liability insurance, and the $41,774 is recorded in current maturities. The interest rate on this financing was 4.5% as of June 30, 2021.

(13) The Company leases various fixed assets under capital lease arrangements expiring in various years through 2024. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2021 and 2020.

Following is the aggregate minimum future lease payments under capital leases as of June 30, 2021:

Amount
Minimum Lease Payments
Within year 1	$126,586
Within year 2	31,386
Within year 3	20,170
Total Minimum Lease Payments	178,142
Interest Expense relating to future periods	(10,035)
Present Value of minimum lease payments	168,107
Less: Current portion	(119,493)
Non-Current portion	$48,614

Following is the aggregate future long term debt payments as of June 30, 2021:

Amount
Loan Payments
Within year 1	$1,138,086
Within year 2	610,253
Within year 3	40,974
Total Loan Payments	1,789,313
Less: Current portion	(1,138,086)
Non-Current portion	$651,227

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

NOTE 16 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California. The following is a breakdown of income before the provision for income taxes:

Consolidated pre-tax income (loss) consists of the following:

	Years Ended June 30,
	2021	2020
US operations	$1,944,974	$417,885
Foreign operations	1,343,275	1,915,206
	$3,288,249	$2,333,091

The components of the provision for income taxes are as follows:

	Years Ended June 30,
	2021	2020
Current:
Federal	$-	$-
State and Local	113,152	2,275
Foreign	912,663	1,138,793

Deferred:
Federal	-	-
State and Local	802	-
Foreign	-	-
Provision for income taxes	$1,026,617	$1,141,068

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) is as follows:

	Years Ended June 30,
	2021		2020
Income tax (benefit) provision at statutory rate	$690,532	21.0%	$489,949	21.0%
State income (benefit) taxes, net of federal tax benefit	229,520	7.0%	162,850	7.0%
Foreign earnings taxed at different rates	72,358	2.2%	602,918	25.8%
Change in valuation allowance for deferred tax assets	129,758	4%	(120,739)	-5.2%
Other	(95,551)	-2.9%	6,090	0.3%
Provision for income taxes	$1,026,617	31.2%	$1,141,068	48.9%

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

Deferred income tax assets and liabilities as of June 30, 2021 and 2020 consist of tax effects of temporary differences related to the following:

Components of deferred tax asset

	Years Ended June 30,
	2021	2020
Net operating loss carry forwards	$7,483,618	$7,318,282
Other	79,675	115,253
Net deferred tax assets	7,563,293	7,433,535
Valuation allowance for deferred tax assets	(7,563,293)	(7,433,535)
Net deferred tax assets	$-	$-

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance increased by $129,758 for the year ended June 30, 2021.

At June 30, 2021, federal and state net operating loss carry forwards in the United States of America were $28,678,045 and $7,935,883, respectively. Federal net operating loss carry forwards begin to expire in 2028, while state net operating loss carry forwards are expiring each year. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code. California has suspended the net operating loss carryover deduction for taxable years 2020, 2021 and 2022. Net operating losses related to foreign entities were $3,506,583 at June 30, 2021.

As of June 30, 2021, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2018 through 2020. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $33,349,743 as of June 30, 2021. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed. The Company determined that it is not practicable to determine unrecognized deferred tax liability associated with the unremitted earnings attributable to the foreign subsidiaries.

Income from the export of computer software and its related services developed in Pakistan is exempt from tax through June 30, 2025. The aggregate effect of the tax holiday for June 30, 2021 and 2020 is $202,918 and $47,477, respectively. The effect on basic and diluted earnings per share is $0.018 and $0.004 for June 30, 2021 and 2020, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

NOTE 17 - STOCKHOLDERS’ EQUITY

During the years ended June 30, 2021 and 2020, the Company issued 20,353 and 55,044 shares of common stock, respectively, for services rendered by officers of the Company. These shares were valued at the fair market value of $118,316 and $312,090, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2021 and 2020, the Company issued 1,983 and 73,667 shares of common stock respectively, for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $11,997 and $261,622, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2021 and 2020, the Company issued 37,100 and 81,696 shares of common stock, respectively, to employees pursuant to the terms of their employment agreements. These shares were valued at the fair market value of $211,353 and $416,738, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the year ended June 30, 2021, the Company purchased 669,018 shares of its common stock from the open market for cash proceeds of $2,364,781 at an average price of $3.53 per share pursuant to the Company’s stock buy-back plan.

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

Two types of options may be granted under these Plans: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Non-statutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option may be less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

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

Under the Plans, a participant may also be awarded a “performance award,” which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Board of Directors. The Board of Directors may also make “deferred share” awards, which entitle the participant to receive the Company’s stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with the Company. A participant who is granted a “stock appreciation right” under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Board of Directors (but in no event less than the fair market value of the stock on the date of grant). Finally, the Board of Directors may make “restricted stock” awards under the Plans, which are subject to such terms and conditions as the Board of Directors determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2021, the remaining shares to be granted are 20,386 under the 2005 Plan, 98,196 under the 2013 Plan and 306,422 under the 2015 Plan.

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2019	81,515	$5.88
Granted	200,273	$4.61
Vested	(210,408)	$4.71
Forfeited / Cancelled	(4,959)	$6.05
Unvested, June 30, 2020	66,421	$5.75
Granted	-	$-
Vested	(59,436)	$5.75
Forfeited / Cancelled	-	$-
Unvested, June 30, 2021	6,985	$5.79

For the years ended June 30, 2021 and 2020, the Company recorded compensation expense of $341,773 and $808,458, respectively. The compensation expense related to the unvested stock grants as of June 30, 2021 was $31,455 which will be recognized during the fiscal year 2022.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

NOTE 20 – RETIREMENT PLANS

The Company and its subsidiaries have varying defined contribution plans based on country specific laws. Employer contributions vary by subsidiary from 0% up to 8% taking the form in some jurisdictions of employee matching contributions and in others direct employer contributions mandated by local law. During the years ended June 30, 2021 and 2020, the Company contributed $1,237,677 and $1,135,233, respectively, to these plans.

NOTE 21 – SEGMENT INFORMATION AND GEOGRAPHIC AREAS

The Company has identified three segments for its products and services; North America, Europe and Asia-Pacific. The reportable segments are business units located in different global regions. Each business unit provides similar products and services; license fees for leasing and asset-based software, related post contract support fees, and implementation and IT consulting services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation.

The following table presents a summary of identifiable assets as of June 30, 2021 and 2020:

	As of	As of
	June 30, 2021	June 30, 2020
Identifiable assets:
Corporate headquarters	$2,067,474	$4,508,724
North America	6,073,616	5,949,653
Europe	10,363,611	10,856,814
Asia - Pacific	68,101,560	67,157,898
Consolidated	$86,606,261	$88,473,089

The following table presents a summary of investments under the equity method as of June 30, 2021 and 2020:

	As of	As of
	June 30, 2021	June 30, 2020
Investment in associates under equity method:
Corporate headquarters	$396,403	$473,692
Asia - Pacific	2,759,449	1,914,000
Consolidated	$3,155,852	$2,387,692

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

The following table presents a summary of operating information for the years ended June 30:

	For the Years
	Ended June 30,
	2021	2020
Revenues from unaffiliated customers:
North America	$3,724,547	$4,444,862
Europe	11,283,499	11,914,071
Asia - Pacific	39,863,794	39,712,565
	54,871,840	56,071,498
Revenue from affiliated customers
Asia - Pacific	48,775	300,821
	48,775	300,821
Consolidated	$54,920,615	$56,372,319

Intercompany revenue
Europe	$549,031	$585,250
Asia - Pacific	11,678,429	7,045,640
Eliminated	$12,227,460	$7,630,890

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$1,992,218	$(408,016)
North America	(161,198)	(241,444)
Europe	(74,146)	1,766,434
Asia - Pacific	504,758	75,049
Consolidated	$2,261,632	$1,192,023

Depreciation and amortization:
North America	$4,310	$11,828
Europe	465,825	353,862
Asia - Pacific	3,486,179	3,366,264
Consolidated	$3,956,314	$3,731,954

Interest expense:
Corporate headquarters	$17,418	$33,710
Europe	11,426	9,905
Asia - Pacific	365,445	303,241
Consolidated	$394,289	$346,856

Income tax expense:
Corporate headquarters	$69,350	$1,075
North America	44,604	1,200
Europe	190,730	326,524
Asia - Pacific	721,933	812,269
Consolidated	$1,026,617	$1,141,068

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

The following table presents a summary of capital expenditures for the years ended June 30:

	For the Years
	Ended June 30,
	2021	2020
Capital expenditures:
North America	$1,521	$3,904
Europe	441,672	763,308
Asia - Pacific	2,108,090	609,933
Consolidated	$2,551,283	$1,377,145

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than five percent of total revenues for the years ended June 30, 2021 and 2020.

	June 30, 2021		June 30, 2020
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$22,716,598	$509,935	$20,065,572	$843,694
Thailand	4,518,145	2,033,628	3,807,648	900,514
USA	2,691,811	5,440,078	3,457,676	5,689,067
UK	11,283,500	5,217,594	12,275,903	5,528,801
Pakistan & India	1,478,071	17,618,325	2,008,907	19,103,687
Australia & New Zealand	4,771,216	207,927	3,149,715	261,615
Mexico	1,032,736	-	987,190	-
Indonesia	3,221,342	-	5,611,454	-
South Africa	924,316	-	496,480	-
Other Countries	2,282,880	-	4,511,774	-
Total	$54,920,615	$31,027,487	$56,372,319	$32,327,378

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

Disclosed in the table below is the geographic information of total revenues by country for the years ended June 30, 2021 and 2020.

	Revenues 2021
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	Other Countries

North America:	$3,724,547	$-	$-	$2,691,811	$-	$-	$-	$1,032,736	$-	$-	$-
Europe:	11,283,500	-	-	-	11,283,500	-	-	-	-	-	-
Asia-Pacific:	39,912,568	22,716,598	4,518,145	-	-	1,478,071	4,771,216	-	3,221,342	924,316	2,282,880

Total	$54,920,615	$22,716,598	$4,518,145	$2,691,811	$11,283,500	$1,478,071	$4,771,216	$1,032,736	$3,221,342	$924,316	$2,282,880

	Revenues 2020
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	Other Countries

North America:	$4,444,863	$-	$-	$3,457,673	$-	$-	$-	$987,190	$-	$-	$-
Europe:	11,914,070	-	-	-	11,914,070	-	-	-	-	-	-
Asia-Pacific:	40,013,386	20,065,572	3,807,648	-	361,833	2,008,910	3,149,715	-	5,611,454	496,480	4,511,774

Total	$56,372,319	$20,065,572	$3,807,648	$3,457,673	$12,275,903	$2,008,910	$3,149,715	$987,190	$5,611,454	$496,480	$4,511,774

NOTE 22 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2021

NetSol PK	33.88%	$7,101,883
NetSol-Innovation	33.88%	136,611
NetSol Thai	0.006%	(208)
OTOZ Thai	0.006%	(52)
OTOZ	5.00%	(22,761)
Total		$7,215,473

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2020

NetSol PK	33.88%	$6,361,747
NetSol-Innovation	33.88%	128,514
NetSol Thai	0.006%	(39)
OTOZ Thai	0.006%	4
OTOZ	5.00%	(1,326)
Total		$6,488,900

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

NetSol PK

During the year ended June 30, 2020, employees of NetSol PK exercised and 114,000 options of common stock and NetSol PK received cash of $11,261, respectively. Due to the exercise of options, the non-controlling interest increased from 33.80% at June 30, 2019 to 33.88% at June 30, 2020.

During the year ended June 30, 2020, NetSol PK paid a cash dividend of $1,610,909.

NetSol Innovation

During the year ended June 30, 2020, the Company’s subsidiary NetSol PK purchased NetSol Innovation, from 1insurer for $89,425. Due to this purchase, the non-controlling interest decreased from 49.90% at June 30, 2019 to 33.88% at June 30, 2020.

During the year ended June 30, 2020, NetSol Innovation paid a cash dividend of $2,778,453.

NOTE 23 – SUBSEQUENT EVENTS

Subsequent to year end, the Company purchased 22,510 shares of the Company’s common stock for $100,106 pursuant to the stock repurchase plan.

