Form 10-Q
period 2021-09-30
NETSOL TECHNOLOGIES INC
filed 2021-11-12
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

The issuer had 12,183,570 shares issued and 11,244,539 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of November 5, 2021.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$26,999,876	$33,705,154
Accounts receivable, net of allowance of $176,986 and $166,231	6,043,444	4,184,096
Accounts receivable - related party, net of allowance of $1,373,099 and $1,373,099	-	-
Revenues in excess of billings, net of allowance of $70,919 and $136,976	16,164,012	14,680,131
Revenues in excess of billings - related party, net of allowance of $8,163 and $8,163	-	-
Other current assets, net of allowance of $1,243,633 and $1,243,633	2,937,927	3,009,393
Total current assets	52,145,259	55,578,774
Revenues in excess of billings, net - long term	969,456	957,603
Convertible note receivable - related party, net of allowance of $4,250,000 and $4,250,000	-	-
Property and equipment, net	10,821,869	12,091,812
Right of use of assets - operating leases	1,197,453	1,345,869
Long term investment	2,995,104	3,155,852
Other assets	59,638	55,127
Intangible assets, net	3,183,317	3,904,656
Goodwill	9,516,568	9,516,568
Total assets	$80,888,664	$86,606,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,369,870	$6,696,035
Current portion of loans and obligations under finance leases	10,423,215	11,366,171
Current portion of operating lease obligations	828,879	857,729
Unearned revenue	3,387,902	4,556,626
Total current liabilities	21,009,866	23,476,561
Loans and obligations under finance leases; less current maturities	396,771	699,841
Operating lease obligations; less current maturities	438,423	564,257
Total liabilities	21,845,060	24,740,659
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,183,570 shares issued and 11,244,539 outstanding as of September 30, 2021 and 12,181,585 shares issued and 11,265,064 outstanding as of June 30, 2021	121,836	121,816
Additional paid-in-capital	129,030,982	129,018,826
Treasury stock (at cost, 939,031 shares and 916,521 shares as of September 30, 2021 and June 30, 2021, respectively)	(3,920,856)	(3,820,750)
Accumulated deficit	(38,613,313)	(38,801,282)
Other comprehensive loss	(34,013,886)	(31,868,481)
Total NetSol stockholders’ equity	52,604,763	54,650,129
Non-controlling interest	6,438,841	7,215,473
Total stockholders’ equity	59,043,604	61,865,602
Total liabilities and stockholders’ equity	$80,888,664	$86,606,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended September 30,
	2021	2020
Net Revenues:
License fees	$10,716	$3,475
Subscription and support	6,230,389	5,171,863
Services	7,179,656	7,472,040
Total net revenues	13,420,761	12,647,378

Cost of revenues:
Salaries and consultants	5,662,410	4,526,649
Travel	214,132	103,752
Depreciation and amortization	765,735	707,249
Other	1,335,461	928,153
Total cost of revenues	7,977,738	6,265,803

Gross profit	5,443,023	6,381,575

Operating expenses:
Selling and marketing	1,619,993	1,609,604
Depreciation and amortization	214,271	221,790
General and administrative	3,973,139	3,427,636
Research and development cost	275,230	85,989
Total operating expenses	6,082,633	5,345,019

Income (loss) from operations	(639,610)	1,036,556

Other income and (expenses)
Loss on sale of assets	(110,600)	(21,742)
Interest expense	(101,013)	(103,327)
Interest income	443,133	200,821
Gain on foreign currency exchange transactions	1,284,148	296,041
Share of net loss from equity investment	(160,965)	(107,850)
Other income	3,029	87,272
Total other income (expenses)	1,357,732	351,215

Net income before income taxes	718,122	1,387,771
Income tax provision	(167,627)	(264,294)
Net income	550,495	1,123,477
Non-controlling interest	(362,526)	(405,923)
Net income attributable to NetSol	$187,969	$717,554

Net income per share:
Net income per common share
Basic	$0.02	$0.06
Diluted	$0.02	$0.06

Weighted average number of shares outstanding
Basic	11,254,205	11,787,233
Diluted	11,254,205	11,787,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months
	Ended September 30,
	2021	2020
Net income	$187,969	$717,554
Other comprehensive income (loss):
Translation adjustment	(3,284,396)	1,094,724
Translation adjustment attributable to non-controlling interest	1,138,991	(219,908)
Net translation adjustment	(2,145,405)	874,816
Comprehensive income (loss) attributable to NetSol	$(1,957,436)	$1,592,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended September 30, 2021 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity

Balance at June 30, 2021	12,181,585	$121,816	$129,018,826	$(3,820,750)	$(38,801,282)	$(31,868,481)	$7,215,473	$61,865,602
Subsidiary common stock issued for:
-Services	-	-	167	-	-	-	(167)	-
Common stock issued for:
Services	1,985	20	11,989	-	-	-	-	12,009
Purchase of treasury shares	-	-	-	(100,106)	-	-	-	(100,106)
Foreign currency translation adjustment	-	-	-	-	-	(2,145,405)	(1,138,991)	(3,284,396)
Net income	-	-	-	-	187,969	-	362,526	550,495
Balance at September 30, 2021	12,183,570	$121,836	$129,030,982	$(3,920,856)	$(38,613,313)	$(34,013,886)	$6,438,841	$59,043,604

A statement of the changes in equity for the three months ended September 30, 2020 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity

Balance at June 30, 2020	12,122,149	$121,222	$128,677,754	$(1,455,969)	$(34,269,817)	$(34,085,047)	$6,488,900	$65,477,043
Cumulative effect adjustment (1)	-	-	-	-	(6,309,722)	-	(474,578)	(6,784,300)
Subsidiary common stock issued for:
-Services	-	-	-	-	-	-	378	378
Common stock issued for:
Services	14,896	149	86,864	-	-	-	-	87,013
Purchase of treasury shares	-	-	-	(464,676)	-	-	-	(464,676)

Foreign currency translation adjustment	-	-	-	-	-	874,816	219,908	1,094,724
Net income	-	-	-	-	717,554	-	405,923	1,123,477
Balance at September 30, 2020	12,137,045	$121,371	$128,764,618	$(1,920,645)	$(39,861,985)	$(33,210,231)	$6,640,531	$60,533,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$550,495	$1,123,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	980,006	929,039
Provision for bad debts	(45,274)	(258,160)
Share of net loss from investment under equity method	160,965	107,850
Loss on sale of assets	110,600	21,742
Stock based compensation	3,003	90,995
Changes in operating assets and liabilities:
Accounts receivable	(2,034,434)	3,823,299
Revenues in excess of billing	(1,952,228)	394,995
Other current assets	(35,342)	(393,253)
Accounts payable and accrued expenses	(43,293)	255,239
Unearned revenue	(1,086,151)	(1,383,619)
Net cash provided by (used in) operating activities	(3,391,653)	4,711,604

Cash flows from investing activities:
Purchases of property and equipment	(216,112)	(489,289)
Sales of property and equipment	19,705	32,673
Investment in associates	-	(60,500)
Net cash used in investing activities	(196,407)	(517,116)

Cash flows from financing activities:
Purchase of treasury stock	(100,106)	(464,676)
Proceeds from bank loans	-	697,295
Payments on finance lease obligations and loans - net	(363,464)	(143,506)
Net cash provided by (used in) financing activities	(463,570)	89,113
Effect of exchange rate changes	(2,653,648)	434,934
Net increase (decrease) in cash and cash equivalents	(6,705,278)	4,718,535
Cash and cash equivalents at beginning of the period	33,705,154	20,166,830
Cash and cash equivalents at end of period	$26,999,876	$24,885,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (CONTINUED)

(Unaudited)

	For the Three Months
	Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$191,835	$142,430
Taxes	$155,098	$141,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2021. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

September 30, 2021

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance except balances maintained in China are insured for RMB 500,000 ($77,399) in each bank and in UK for GBP 85,000 ($114,865) in each bank. The Company maintains two bank accounts in China and six bank accounts in the UK. As of September 30, 2021, and June 30, 2021, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $25,245,529 and $31,662,035, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

The Company’s financial assets that were measured at fair value on a recurring basis as of September 30, 2021, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$969,456	$969,456
Total	$-	$-	$969,456	$969,456

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2021, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$957,603	$957,603
Total	$-	$-	$957,603	$957,603

The reconciliation from June 30, 2021 to September 30, 2021 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2021	$1,024,382	$(66,779)	$957,603
Amortization during the period	-	9,502	9,502
Effect of Translation Adjustment	2,452	(101)	2,351
Balance at September 30, 2021	$1,026,834	$(57,378)	$969,456

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

Recent Accounting Standards:

Accounting Standards Recently Issued but Not Yet Adopted by the Company:

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

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

September 30, 2021

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

September 30, 2021

(Unaudited)

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by category — core and non-core, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by category is as follows:

	For the Three Months
	Ended September 30,
	2021	2020
Core:
License	$10,716	$3,475
Subscription and support	6,230,389	5,171,863
Services	5,856,279	5,872,938
Total core revenue, net	12,097,384	11,048,276

Non-Core:
Services	1,323,377	1,599,102
Total non-core revenue, net	1,323,377	1,599,102

Total net revenue	$13,420,761	$12,647,378

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

September 30, 2021

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	September 30, 2021	June 30, 2021

Revenues in excess of billings	$17,133,468	$15,637,734

Unearned revenue	$3,387,902	$4,556,626

During the three months ended September 30, 2021, the Company recognized revenue of $1,996,511 that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $44,365,579 as of September 30, 2021, of which the Company estimates to recognize approximately $14,599,321 in revenue over the next 12 months and the remainder over an estimated 6 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

September 30, 2021

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended September 30, 2021
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$187,969	11,254,205	$0.02
Effect of dilutive securities
Share grants	-	-	-
Diluted income per share	$187,969	11,254,205	$0.02

	For the three months ended September 30, 2020
	Net Income	Shares	Per Share

Basic income per share:
Net income available to common shareholders	$717,554	11,787,233	$0.06
Effect of dilutive securities
Share grants	-	-	-
Diluted income per share	$717,554	11,787,233	$0.06

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The accounts of NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $34,013,886 and $31,868,481 as of September 30, 2021 and June 30, 2021, respectively. During the three months ended September 30, 2021 and 2020, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $(2,145,405) and a translation gain of $874,816, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

NOTE 6 – MAJOR CUSTOMERS

During the three months ended September 30, 2021, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $3,542,284 and $891,679, respectively representing 26.4% and 6.6%, respectively of revenues. During the three months ended September 30, 2020 revenues from these two customers were $2,598,652 and $2,485,229, respectively representing 20.6% and 19.7%, respectively of revenues. The revenue from these customers are shown in the Asia – Pacific segment.

Accounts receivable from DFS and BMW at September 30, 2021, were $1,198,049 and $189,964, respectively. Accounts receivable at June 30, 2021, were $462,861 and $35,063, respectively. Revenues in excess of billings at September 30, 2021 were $2,987,736 and $5,158,269 for DFS and BMW, respectively. Revenues in excess of billings at June 30, 2021, were $2,041,750 and $4,453,299 for DFS and BMW, respectively.

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

The Company has accrued interest of $701,062 at September 30, 2021 and June 30, 2021, which is included in “Other current assets”. As of July 1, 2020, the Company stopped accruing interest.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

NOTE 8 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	September 30, 2021	June 30, 2021

Prepaid Expenses	$1,859,691	$1,987,556
Advance Income Tax	366,800	344,699
Employee Advances	59,400	28,816
Security Deposits	276,693	281,464
Other Receivables	107,419	143,258
Other Assets	267,924	223,600
Due From Related Party	1,243,633	1,243,633
	4,181,560	4,253,026
Less allowance for doubtful account	(1,243,633)	(1,243,633)
Net Balance	$2,937,927	$3,009,393

NOTE 9 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	September 30, 2021	June 30, 2021

Revenues in excess of billings - long term	$1,026,834	$1,024,382
Present value discount	(57,378)	(66,779)
Net Balance	$969,456	$957,603

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the three months ended September 30, 2021 and 2020, the Company accreted $9,502 and $14,060, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 4.65% to 6.25%.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	September 30, 2021	June 30, 2021

Office Furniture and Equipment	$3,234,460	$3,440,501
Computer Equipment	15,266,280	18,681,991
Assets Under Capital Leases	1,019,445	1,136,128
Building	5,751,992	6,205,210
Land	1,487,065	1,608,024
Autos	1,644,324	1,770,147
Improvements	84,836	35,592
Subtotal	28,488,402	32,877,593
Accumulated Depreciation	(17,666,533)	(20,785,781)
Property and Equipment, Net	$10,821,869	$12,091,812

For the three months ended September 30, 2021 and 2020, depreciation expense totaled $539,722 and $496,267, respectively. Of these amounts, $325,451 and $274,477, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of September 30, 2021 and June 30, 2021:

	As of	As of
	September 30, 2021	June 30, 2021
Computers and Other Equipment	$126,088	$169,487
Furniture and Fixtures	55,955	57,509
Vehicles	837,402	909,132
Total	1,019,445	1,136,128
Less: Accumulated Depreciation - Net	(581,143)	(627,119)
	$438,302	$509,009

Finance lease term and discount rate were as follows:

	As of	As of
	September 30, 2021	June 30, 2021

Weighted average remaining lease term - Finance leases	1.75 Years	0.55 Years

Weighted average discount rate - Finance leases	6.1%	5.6%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2021	June 30, 2021
Assets
Operating lease assets, net	$1,197,453	$1,345,869

Liabilities
Current
Operating	$828,879	$857,729
Non-current
Operating	438,423	564,257
Total Lease Liabilities	$1,267,302	$1,421,986

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

The components of lease cost were as follows:

	For the Three Months
	Ended September 30,
	2021	2020

Amortization of finance lease assets	$21,033	$45,253
Interest on finance lease obligation	4,936	11,692
Operating lease cost	282,951	320,086
Short term lease cost	-	16,578
Sub lease income	(9,155)	(8,624)
Total lease cost	$299,765	$384,985

Lease term and discount rate were as follows:

	As of	As of
	September 30, 2021	June 30, 2021

Weighted average remaining lease term - Operating leases	1.6 Years	1.78 Years

Weighted average discount rate - Operating leases	5.7%	5.7%

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Three Months
	Ended September 30
	2021	2020

Cash flows related to lease liabilities
Operating cash flows related to operating leases	$288,623	$269,783

Operating cash flows from finance leases	$3,502	$8,141

Financing cash flows from finance leases	$48,908	$93,105

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Maturities of operating lease liabilities were as follows as of September 30, 2021:

Amount
Within year 1	$875,294
Within year 2	359,175
Within year 3	90,226
Within year 4	772
Within year 5	772
Thereafter	2,123
Total Lease Payments	1,328,362
Less: Imputed interest	(61,060)
Present Value of lease liabilities	1,267,302
Less: Current portion	(828,879)
Non-Current portion	$438,423

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and are currently on a month by month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three months ended September 30, 2021 and 2020, the Company received lease income of $9,155 and $8,624, respectively.

NOTE 12 – LONG TERM INVESTMENT

Drivemate

The Company and Drivemate Co., Ltd. (“Drivemate”) entered into a subscription agreement on April 25, 2019, (“Drivemate Agreement”) whereby the Company purchased an equity interest of 30% in Drivemate. Per the Drivemate Agreement, the Company purchased 5,469 preferred shares for $1,800,000 consisting of $500,000 cash to be paid over a two-year period and $1,300,000 to be provided in services. The Company has paid the $500,000 in cash and has provided services of $1,300,000. Pursuant to the agreement, the number of shares to be issued is adjusted as necessary to result in an equity ownership equal to 30% of the issued and outstanding shares at the final payment date. As of September 30, 2021, the Company has been issued 8,178 shares equal to 30% of Drivemate. Per the Drivemate Agreement, the Company appointed two directors to the Drivemate board. The Company determined that it met the significant influence criteria since two of the four directors are appointed by the Company and the Company owns 30% of Drivemate; therefore, the Company accounts for the investment using the equity method of accounting.

The Company did not provide any services during the three months ended September 30, 2021 and 2020.

Under the equity method of accounting, the Company recorded its share of net loss of $63,571 compared to its share of net income of $595 for the three months ended September 30, 2021 and 2020, respectively.

WRLD3D-Related Party

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which was earned by providing IT and enterprise software solutions.

NetSol PK has not provided services to WRLD3D for the three months ended September 30, 2021 and September 30, 2020. Accounts receivable and revenue in excess of billing were $1,373,099 and $8,163 at September 30, 2021, respectively. The Company has established an allowance for the full amounts of these accounts.

Under the equity method of accounting, the Company recorded its share of net loss of $97,394 and $108,445 for the three months ended September 30, 2021 and 2020, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

The following table reflects the above investments at September 30, 2021.

	Drivemate	WRLD3D	Total
Gross investment	$1,800,000	$3,888,889	$5,688,889
Cumulative net loss on investment	(98,776)	(2,018,782)	(2,117,558)
Cumulative other comprehensive income (loss)	-	(576,227)	(576,227)
Net investment	$1,701,224	$1,293,880	$2,995,104

NOTE 13 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	September 30, 2021	June 30, 2021

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(16,197,429)	(14,440,001)
Accumulated Amortization	(27,864,251)	(28,900,340)
Net Balance	$3,183,317	$3,904,656

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $3,183,317 will be amortized over the next 2.0 years. Amortization expense for the three months ended September 30, 2021 and 2020 was $440,284 and $432,772, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets is as follows:

Period ended:
September 30, 2022	$1,701,347
September 30, 2023	1,481,970
$3,183,317

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	September 30, 2021	June 30, 2021

Accounts Payable	$939,871	$1,067,937
Accrued Liabilities	4,320,310	4,512,499
Accrued Payroll & Taxes	305,340	228,028
Taxes Payable	599,011	608,121
Other Payable	205,338	279,450
Total	$6,369,870	$6,696,035

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

NOTE 15 – DEBTS

Notes payable and finance leases consisted of the following:

		As of September 30, 2021
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$26,452	$26,452	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	1,270,755	990,623	280,132
Loan Payable Bank - Export Refinance	(4)	2,924,661	2,924,661	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	2,222,742	2,222,742	-
Loan Payable Bank - Running Finance II	(7)	-	-	-
Loan Payable Bank - Export Refinance III	(8)	4,094,525	4,094,525	-
Sale and Leaseback Financing	(9)	73,117	26,063	47,054
Term Finance Facility	(10)	49,021	19,408	29,613
Insurance Financing	(11)	45,198	45,198	-
		10,706,471	10,349,672	356,799
Subsidiary Finance Leases	(12)	113,515	73,543	39,972
		$10,819,986	$10,423,215	$396,771

		As of June 30, 2021
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$73,143	$73,143	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	1,648,818	1,090,259	558,559
Loan Payable Bank - Export Refinance	(4)	3,162,555	3,162,555	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	2,403,542	2,403,542	-
Loan Payable Bank - Running Finance II	(7)	-	-	-
Loan Payable Bank - Export Refinance III	(8)	4,427,578	4,427,578	-
Sale and Leaseback Financing	(9)	85,313	28,183	57,130
Term Finance Facility	(10)	55,182	19,644	35,538
Insurance Financing	(11)	41,774	41,774	-
		11,897,905	11,246,678	651,227
Subsidiary Finance Leases	(12)	168,107	119,493	48,614
		$12,066,012	$11,366,171	$699,841

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.0% to 7.0% as of September 30, 2021 and June 30, 2021.

(2)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $405,405. The annual interest rate was 5.12% as of September 30, 2021. The total outstanding balance as of September 30, 2021 was £Nil.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of September 30, 2021, NTE was in compliance with this covenant.

(3)	The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank Limited, approved by the Government of Pakistan to protect the employment situation during the COVID-19 pandemic. This is a term loan payable in three years. The availed facility amount was Rs. 217,248,351 or $1,270,755, at September 30, 2021, of which $990,623 is shown as current and the remaining $280,132 is shown as long term. The availed facility amount was Rs. 260,678,818 or $1,648,818, at June 30, 2021, of which $1,090,259 is shown as current and the remaining $558,559 is shown as long term. The interest rate for the loan was 3% at September 30, 2021 and June 30, 2021.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 500,000,000 or $2,924,661 at September 30, 2021 and Rs. 500,000,000 or $3,162,555 at June 30, 2021. The interest rate for the loan was 3% at September 30, 2021 and June 30, 2021.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 75,000,000 or $438,699, at September 30, 2021. The balance outstanding at September 30, 2021 and June 30, 2021 was Rs. Nil. The interest rate for the loan was 9.8% and 9.5% at September 30, 2021 and June 30, 2021, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of September 30, 2021, NetSol PK was in compliance with this covenant.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 380,000,000 or $2,222,742 and Rs. 380,000,000 or $2,403,542 at September 30, 2021 and June 30, 2021, respectively. The interest rate for the loan was 3% at September 30, 2021 and June 30, 2021.

(7)	The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 120,000,000 or $701,919 and Rs. 120,000,000 or $759,013, at September 30, 2021 and June 30, 2021, respectively. The interest rate for the loan was 9.3% and 9.0% at September 30, 2021 and June 30, 2021, respectively. The balance outstanding at September 30, 2021 and June 30, 2021 was Rs. Nil.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of September 30, 2021, NetSol PK was in compliance with these covenants.

(8)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. Total facility amount is Rs. 900,000,000 or $5,264,389 and Rs. 900,000,000 or $5,692,600, at September 30, 2021 and June 30, 2021, respectively. NetSol PK used Rs. 700,000,000 or $4,094,525 and Rs. 700,000,000 or $4,427,578, at September 30, 2021 and June 30, 2021, respectively. The interest rate for the loan was 3% at September 30, 2021 and June 30, 2021.

(9)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of June 30, 2021, NetSol PK used Rs. 12,499,891 or $73,117 of which $47,054 was shown as long term and $26,063 as current. As of June 30, 2021, NetSol PK used Rs. 13,487,949 or $85,313 of which $57,130 was shown as long term and $28,183 as current. The interest rate for the loan was 9.0% at September 30, 2021, and June 30, 2021.

(10)	In March 2020, the Company’s subsidiary, VLS, entered into a loan agreement. The loan amount was £69,549, or $93,985, for a period of 5 years with monthly payments of £1,349, or $1,823. As of September 30, 2021, the subsidiary has used this facility up to $49,021, of which $29,613 was shown as long-term and $19,408 as current. As of June 30, 2021, the subsidiary has used this facility up to $55,182, of which $35,538 was shown as long-term and $19,644 as current. The interest rate was 6.14% at September 30, 2021 and June 30, 2021.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

(11)	The Company’s subsidiary, VLS, finances Directors’ and Officers’ (“D&O”) liability insurance, and the $45,198 and $41,774 was recorded in current maturities, at September 30, 2021 and June 30, 2021, respectively. The interest rate on this financing ranged from 9.7% to 12.7% as of September 30, 2021 and was 9.7% as of June 30, 2021.

(12)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2024. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three months ended September 30, 2021 and 2020.

Following is the aggregate minimum future lease payments under finance leases as of September 30, 2021:

Amount
Minimum Lease Payments
Within year 1	$77,806
Within year 2	30,102
Within year 3	11,845
Total Minimum Lease Payments	119,753
Interest Expense relating to future periods	(6,238)
Present Value of minimum lease payments	113,515
Less: Current portion	(73,543)
Non-Current portion	$39,972

NOTE 16 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2021, the Company issued 1,985 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $12,009.

During the three months ended September 30, 2021, the Company purchased 22,510 shares of its own stock for $100,106 pursuant to the Company’s stock repurchase plan.

NOTE 17 – SHARE BASED PAYMENTS

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2021	6,985	$5.75
Granted	-	$-
Vested	(1,985)	$6.05
Forfeited / Cancelled	-	$-
Unvested, September 30, 2021	5,000	$5.69

For the three months ended September 30, 2021 and 2020, the Company recorded compensation expense of $3,003 and $90,617, respectively. The compensation expense related to the unvested stock grants as of September 30, 2021 was $28,450 which will be recognized during the fiscal year 2022.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

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

The following table presents a summary of identifiable assets as of September 30, 2021 and June 30, 2021:

	As of	As of
	September 30, 2021	June 30, 2021
Identifiable assets:
Corporate headquarters	$2,089,513	$2,067,474
North America	5,890,236	6,073,616
Europe	10,294,197	10,363,611
Asia - Pacific	62,614,718	68,101,560
Consolidated	$80,888,664	$86,606,261

The following table presents a summary of investment under equity method as of September 30, 2021 and June 30, 2021:

	As of	As of
	September 30, 2021	June 30, 2021
Investment in associates under equity method:
Corporate headquarters	$367,512	$396,403
Asia - Pacific	2,627,592	2,759,449
Consolidated	$2,995,104	$3,155,852

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

The following table presents a summary of operating information for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2021	2020
Revenues from unaffiliated customers:
North America	$930,234	$812,878
Europe	3,272,899	3,151,891
Asia - Pacific	9,217,628	8,682,609
	13,420,761	12,647,378
Revenue from affiliated customers
Asia - Pacific	-	-
	-	-
Consolidated	$13,420,761	$12,647,378

Intercompany revenue
Europe	$127,198	$139,156
Asia - Pacific	2,560,100	2,158,628
Eliminated	$2,687,298	$2,297,784

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$128,544	$1,167,795
North America	(68,093)	(281,797)
Europe	191,443	603,016
Asia - Pacific	298,601	(365,537)
Consolidated	$550,495	$1,123,477

Depreciation and amortization:
North America	$566	$1,954
Europe	98,848	108,008
Asia - Pacific	880,592	819,077
Consolidated	$980,006	$929,039

Interest expense:
Corporate headquarters	$10,441	$6,034
North America	-	1,209
Europe	3,796	2,066
Asia - Pacific	86,776	94,018
Consolidated	$101,013	$103,327

Income tax expense:
Corporate headquarters	$800	$-
North America	1,600	-
Europe	-	111,678
Asia - Pacific	165,227	152,616
Consolidated	$167,627	$264,294

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

The following table presents a summary of capital expenditures for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2021	2020
Capital expenditures:
North America	$-	$1,521
Europe	54,380	57,429
Asia - Pacific	161,732	430,339
Consolidated	$216,112	$489,289

NOTE 20 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at September 30, 2021

NetSol PK	33.88%	$6,333,101
NetSol-Innovation	33.88%	130,638
NetSol Thai	0.006%	(174)
OTOZ Thai	5.60%	4,007
OTOZ	5.59%	(28,731)
Total		$6,438,841

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2021

NetSol PK	33.88%	$7,101,883
NetSol-Innovation	33.88%	136,611
NetSol Thai	0.006%	(208)
OTOZ Thai	0.006%	(52)
OTOZ	5.00%	(22,761)
Total		$7,215,473

The Company’s subsidiary, OTOZ, issued 19,633 shares to one of its employees as part of their employment agreement resulting in an increase of non-controlling interest from 5.0% to 5.59%.

The effective shareholding of the non-controlling interest for OTOZ Thai increased to 5.6%.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

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

During the three months ended September 30, 20120 and 2020, the Company recorded an income tax provision of $167,627 and $264,294, respectively, resulting in an effective tax rate of 23.3% and 19.0%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended September 30, 2021. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2021, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Our primary sources of revenues have been licensing, subscriptions, modification, enhancement and support of our suite of financial applications, under the brand name NFS Ascent® for leading businesses in the global finance and leasing space. With constant innovation being a major part of NETSOL’s DNA, we have enabled NFS Ascent® deployment on the cloud with several implementations already live and some underway. This shift to the cloud will enable NETSOL’s new customers to opt for a subscription-based pricing model rather than the traditional licensing model.

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

Founded in 1997, NetSol is headquartered in Calabasas, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

●	North America	Los Angeles Area
●	Europe	London Metropolitan area and Horsham in the UK
●	Asia Pacific	Lahore, Karachi, Bangkok, Beijing, Shanghai, Jakarta and Sydney

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

Our primary offerings include the following:

NFS Ascent®

NFS Ascent®, the Company’s next generation platform, offers a technologically advanced solution for the auto and equipment finance and leasing industry. NFS Ascent’s® architecture and user interfaces were designed based on the Company’s collective experience with global Fortune 500 companies over the past 40 years combined with UX design concepts. The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy driven technology into a state-of-the-art IT and business process environment. At the core of the NFS Ascent® platform, is a lease accounting and contract processing engine, which allows for an array of interest calculation methods, as well as robust accounting of multi-billion-dollar lease portfolios. NFS Ascent®, with its distributed and clustered deployment across parallel application and high-volume data servers, enables finance companies to process voluminous data in a hyper speed environment. NFS Ascent® has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to greatly improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security. Our premier, next generation solution NFS Ascent® is now also available on the cloud via SaaS/subscription-based pricing. With swift, seamless deployments and easy scalability, it is an extremely adaptive retail and wholesale platform for the global finance and leasing industry. This cloud-version of NFS Ascent® is offered via flexible, value-driven subscription-based pricing options without the need to pay any upfront license fees.

NFS Digital

NFS Digital is a combination of our core strengths, domain, and technology. Our insight into the evolving landscape along with our valuable experience enables us to define sound digital transformation strategies and compliment them with smart digital solutions so our customers always remain competitive and relevant to the dynamic environment. Our digital transformation solutions are extremely robust and can be used with or without our core, next-gen solution (NFS Ascent®) to effectively augment and enhance our customer’s ecosystem. NFS Digital includes Self-Point of Sale, Mobile Account, Mobile Point of Sale, Mobile Dealer, Mobile Auditor, Mobile Collector and Mobile Field Investigator.

Otoz

Otoz Digital Auto Retail

Otoz provides a white-labelled SaaS platform to OEMs, auto-captives, dealers and start-ups that helps them launch short and long-term on-demand mobility models (car-share and car subscription) and digital retail in minimum time. Our white-label, turn-key platform helps dealers to make the move into digital era by offering an end-to-end car buying experience completely online. Digital auto-retail is not a one-size-fits-all. Otoz provides a flexible, configurable and scalable turn-key platform that helps define, launch and scale a variety of retail products (finance, lease, buy, etc.). Otoz platform empowers dealers to compete in digital era by addressing a range of customer segments with varied needs.

Otoz Ecosystem

The Otoz powerful API-based architecture allows OEMs, auto-captives and dealerships to integrate with a plethora of providers to offer an end-to-end Omni-channel digital car finance and lease experience. Out-of-the-box APIs by Otoz help dealers and auto-captives connect with ecosystem partners which are crucial for running their auto retail business. It includes, finance and insurance products, trade-in tools, fraud checks, CRM system, websites (Tier 1 – Tier 3), marketing toolkit, inventory feeds, KYCs, payment processors, vehicle delivery providers etc. In addition, Otoz is equipped with smart lead generation and product analytics capabilities. It empowers dealers with the capability to convert qualified leads and never lose contact with customers. The product analytics capability allows us to improve the customer journey by addressing friction points, herein improving customer experience and conversions – a win-win scenario for dealers and customers.

Otoz Platform

A fully digital, white label platform for lease, finance, and cash transactions that delivers a frictionless customer experience.

Otoz platform consists of two components the Dealer Tool and the Customer App of a Dealer Tool which provides for a myriad of services including account creation, order management work queue, user roles and rights, tax configurator, customer KYC reports, vehicle delivery scheduling, payment gateways and inventory management, finance and insurance products feed and prioritization, dealer fee management and ecosystem APIs. The Customer App permits the dealer to work with the customer to get a vehicle via cash, finance or lease, manage vehicle delivery and pick-up scheduling, buy finance and insurance products, buy accessories, paperless license checks, personalized pricing, vehicle options, trade-in valuation, credit application and decision, paperless contracts and e-signing, digital payments and a deal builder.

Other Products

The Company continues to support its North America and European legacy systems including LeasePak and LeaseSoft.

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended September 30, 2021:

●	We generated approximately $1,500,000 by successfully implementing change requests from various customers across multiple regions.

●	We went live with NFS Ascent® and NFS Ascent Digital in New Zealand for a leading Japanese equipment manufacturer.

●	We began the NFS Ascent® implementation process in India related to the DFS project.

●	We continued to onboard new dealers on the OtozTM digital retail platform.

●	We were able to renegotiate certain annual support contracts resulting in additional support revenue of approximately $1,000,000 to be recognized over the term of the contracts.

Management has identified the following material trends affecting NetSol.

Positive trends:

●	NFS Ascent® SaaS offering is gaining traction in mid-size auto captives and financial institutions in North American and European markets.

●	Mobility and digital transformation is the new norm showing acceleration in every sector particularly in auto and banking.

●	On Cloud demand for our solution is on the rise.

●	COVID-19 has created new dynamics for businesses and corporations with employees and executives working from home. Essentially, the decreased office and maintenance costs, as well as the sharply reduced travel expenses, should positively impact our financials.

●	We have up to 40% of employees working in person at our NetSol PK technology campus since the middle of September.

●	COVID-19 is creating new opportunities for our R&D teams to expand and monetize mobile and digital solutions in our space and complementary sectors.

●	In developing markets, new interests are emerging from existing clients for upgrades and mobility platforms.

●	Growing opportunities and dynamics of shared car ownership either through ride hailing and car sharing encouraging our innovation and development tools.

●	OtozTM platform is showing positive trajectory of interest from existing and new auto leasing and Tier 1 companies in all of our markets, including China, the US and Europe.

●	Improved stability in US and Pakistan relationship boosting confidence and trade relations.

●	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $62 billion investment from the originally planned $46 billion on Pakistan energy and infrastructure sectors.

●	China’s auto sector remains strong as our customers are constantly demanding ‘Change Requests’ or additional services and reflects resilience.

Negative trends:

●	The degree to which the COVID-19 pandemic impacts our future business globally, results of operations and financial condition will depend on future developments, which are uncertain, including but not limited to the duration, spread and severity of the pandemic, the availability, adoption and efficacy of vaccines, government responses and other actions to mitigate the spread of and to treat COVID-19, and when and to what extent normal business, economic and social activity and conditions resume.

●	We are unable to predict the extent to which the pandemic impacts our customers and other partners and their financial conditions, but adverse effects on these parties could also adversely affect us.

●	Most OEMs and auto sectors are experiencing a major slowdown due to lockdowns, health concerns and component part supply chain issues.

●	The C-level decision making to acquire new systems or even upgrade will be elongated due to uncertainty of the COVID-19 virus.

●	Due to travel restrictions caused by COVID-19, it has been difficult to conduct face to face meetings for global clients and new prospects removing the personal connection essential to some decision making.

●	The COVID-19 pandemic has adversely affected live industry conferences and events, such as those held by the Equipment Leasing and Finance Association (ELFA), reducing leads and market exposure.

●	Working from the office continues to pose its own risk of virus spread until it ameliorated.

●	Political actions, including trade protection and national security policies of the U.S. and Chinese governments, such as tariffs or bans could in the future limit or prevent companies from transacting business with China and aggravate the global business environment.

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2021 Compared to the Quarter Ended September 30, 2020

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended September 30, 2021 and 2020 as a percentage of revenues.

	For the Three Months Ended September 30,
	2021	%	2020	%
Net Revenues:
License fees	$10,716	0.1%	$3,475	0.0%
Subscription and support	6,230,389	46.4%	5,171,863	40.9%
Services	7,179,656	53.5%	7,472,040	59.1%
Total net revenues	13,420,761	100.0%	12,647,378	100.0%

Cost of revenues:
Salaries and consultants	5,662,410	42.2%	4,526,649	35.8%
Travel	214,132	1.6%	103,752	0.8%
Depreciation and amortization	765,735	5.7%	707,249	5.6%
Other	1,335,461	10.0%	928,153	7.3%
Total cost of revenues	7,977,738	59.4%	6,265,803	49.5%

Gross profit	5,443,023	40.6%	6,381,575	50.5%
Operating expenses:
Selling and marketing	1,619,993	12.1%	1,609,604	12.7%
Depreciation and amortization	214,271	1.6%	221,790	1.8%
General and administrative	3,973,139	29.6%	3,427,636	27.1%
Research and development cost	275,230	2.1%	85,989	0.7%
Total operating expenses	6,082,633	45.3%	5,345,019	42.3%

Income (loss) from operations	(639,610)	-4.8%	1,036,556	8.2%
Other income and (expenses)
Loss on sale of assets	(110,600)	-0.8%	(21,742)	-0.2%
Interest expense	(101,013)	-0.8%	(103,327)	-0.8%
Interest income	443,133	3.3%	200,821	1.6%
Gain on foreign currency exchange transactions	1,284,148	9.6%	296,041	2.3%
Share of net loss from equity investment	(160,965)	-1.2%	(107,850)	-0.9%
Other income	3,029	0.0%	87,272	0.7%
Total other income (expenses)	1,357,732	10.1%	351,215	2.8%

Net income before income taxes	718,122	5.4%	1,387,771	11.0%
Income tax provision	(167,627)	-1.2%	(264,294)	-2.1%
Net income	550,495	4.1%	1,123,477	8.9%
Non-controlling interest	(362,526)	-2.7%	(405,923)	-3.2%
Net income attributable to NetSol	$187,969	1.4%	$717,554	5.7%

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due	(Unfavorable)
	Ended September 30,				Constant	to Currency	Change as
	2021	%	2020	%	Currency	Fluctuation	Reported

Net Revenues:	$13,420,761	100.0%	$12,647,378	100.0%	$480,537	$292,846	$773,383

Cost of revenues:	7,977,738	59.4%	6,265,803	49.5%	(1,519,306)	(192,629)	(1,711,935)

Gross profit	5,443,023	40.6%	6,381,575	50.5%	(1,038,769)	100,217	(938,552)

Operating expenses:	6,082,633	45.3%	5,345,019	42.3%	(613,257)	(124,357)	(737,614)

Income (loss) from operations	$(639,610)	-4.8%	$1,036,556	8.2%	$(1,652,026)	$(24,140)	$(1,676,166)

Net revenues for the quarter ended September 30, 2021 and 2020 are broken out among the segments as follows:

	2021		2020
	Revenue	%	Revenue	%

North America	$930,234	6.9%	$812,878	6.4%
Europe	3,272,899	24.4%	3,151,891	24.9%
Asia-Pacific	9,217,628	68.7%	8,682,609	68.7%
Total	$13,420,761	100.0%	$12,647,378	100.0%

Revenues

License fees

License fees for the three months ended September 30, 2021 were $10,716 compared to $3,475 for the three months ended September 30, 2020 reflecting an increase of $7,241 with a change in constant currency of $6,685.

Subscription and support

Subscription and support fees for the three months ended September 30, 2021 were $6,230,389 compared to $5,171,863 for the three months ended September 30, 2020 reflecting an increase of $1,058,526 with a change in constant currency of $903,486. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended September 30, 2021 was $7,179,656 compared to $7,472,040 for the three months ended September 30, 2020 reflecting a decrease of $292,384 with a decrease in constant currency of $429,634. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Gross Profit

The gross profit was $5,443,023, for the three months ended September 30, 2021 as compared with $6,381,575 for the three months ended September 30, 2020. This is a decrease of $938,552 with a change in constant currency of $1,038,769. The gross profit percentage for the three months ended September 30, 2021 also decreased to 40.6% from 50.5% for the three months ended September 30, 2020. The cost of sales was $7,977,738 for the three months ended September 30, 2021 compared to $6,265,803 for the three months ended September 30, 2020 for an increase of $1,711,935 and on a constant currency basis an increase of $1,519,306. As a percentage of sales, cost of sales increased from 49.5% for the three months ended September 30, 2020 to 59.4% for the three months ended September 30, 2021.

Salaries and consultant fees increased by $1,135,761 from $4,526,649 for the three months ended September 30, 2020 to $5,662,410 for the three months ended September 30, 2021 and on a constant currency basis increased by $1,001,144. The increase is due to increases in salaries that had been decreased as part of our cost savings measure due to the COVID-19 pandemic last year, annual salary raises, and new hirings. As a percentage of sales, salaries and consultant expense increased from 35.8% for the three months ended September 30, 2020 to 42.2% for the three months ended September 30, 2021.

Travel expense was $214,132 for the three months ended September 30, 2021 compared to $103,752 for the three months ended September 30, 2020 for an increase of $110,380 with an increase in constant currency of $101,312. The increase in travel expense is due to the increase in travel as countries begin lifting travel restrictions.

Depreciation and amortization expense increased to $765,735 compared to $707,249 for the three months ended September 30, 2020 or an increase of $58,486 and on a constant currency basis an increase of $45,338.

Other cost increased to $1,335,461 for the three months ended September 30, 2021 compared to $925,153 for the three months ended September 30, 2020 or an increase of $407,308 and on constant currency basis an increase of $371,512. The increase is mainly due to a one time hosting cost of $302,000.

Operating Expenses

Operating expenses were $6,082,633 for the three months ended September 30, 2021 compared to $5,345,019, for the three months ended September 30, 2020 for an increase of 13.8% or $737,614 and on a constant currency basis an increase of 11.5% or $613,257. As a percentage of sales, it increased from 42.3% to 45.3%. The increase in operating expenses was primarily due to increases in general and administrative expenses and research and development costs.

General and administrative expenses were $3,973,139 for the three months ended September 30, 2021 compared to $3,427,636 at September 30, 2020 or an increase of $545,503 or 15.9% and on a constant currency basis an increase of $453,602 or 13.2%. During the three months ended September 30, 2021, salaries increased by approximately $227,932 or $180,026 on a constant currency basis, other general and administrative expenses increased approximately $199,536 or $164,639 on a constant currency basis, and professional services increased approximately $118,035 or $108,937 on constant currency basis.

Income/Loss from Operations

Loss from operations was $639,610 for the three months ended September 30, 2021 compared to income from operations of $1,036,556 for the three months ended September 30, 2020. This represents a decrease of $1,676,166 with a decrease of $1,652,026 on a constant currency basis for the three months ended September 30, 2021 compared with the three months ended September 30, 2020. As a percentage of sales, loss from operations was 4.8% for the three months ended September 30, 2021 compared to income of 8.2% for the three months ended September 30, 2020.

Other Income and Expense

Other income was $1,357,732 for the three months ended September 30, 2021 compared to $351,215 for the three months ended September 30, 2020. This represents an increase of $1,006,517 with an increase of $958,918 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended September 30, 2021, we recognized a gain of $1,284,148 in foreign currency exchange transactions compared to a gain of $296,041for the three months ended September 30, 2020. During the three months ended September 30, 2021, the value of the U.S. dollar and the Euro increased 8.1% and 5.5%, respectively, compared to the PKR. During the three months ended September 30, 2020, the value of the U.S. dollar decreased 1.4% and the value of the Euro increased 3.0%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended September 30, 2021, the net income attributable to non-controlling interest was $362,526, compared to $405,923 for the three months ended September 30, 2020. The decrease in non-controlling interest is primarily due to the decrease in net income of NetSol PK.

Net Income attributable to NetSol

Net income was $187,969 for the three months ended September 30, 2021 compared to $717,554 for the three months ended September 30, 2020. This is a decrease of $529,585 with a decrease of $550,552 on a constant currency basis, compared to the prior year. For the three months ended September 30, 2021, net income per share was $0.02 for basic and diluted shares compared to $0.06 for basic and diluted shares for the three months ended September 30, 2020.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three months ended September 30, 2021 and 2020 are as follows:

	For the Three Months Ended	For the Three Months Ended
	September 30, 2021	September 30, 2020

Net Income (loss) attributable to NetSol	$187,969	$717,554
Non-controlling interest	362,526	405,923
Income taxes	167,627	264,294
Depreciation and amortization	980,006	929,039
Interest expense	101,013	103,327
Interest (income)	(443,133)	(200,821)
EBITDA	$1,356,008	$2,219,316
Add back:
Non-cash stock-based compensation	3,003	90,995
Adjusted EBITDA, gross	$1,359,011	$2,310,311
Less non-controlling interest (a)	(588,879)	(698,844)
Adjusted EBITDA, net	$770,132	$1,611,467

Weighted Average number of shares outstanding
Basic	11,254,205	11,787,233
Diluted	11,254,205	11,787,233

Basic adjusted EBITDA	$0.07	$0.14
Diluted adjusted EBITDA	$0.07	$0.14

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$362,526	$405,923
Income Taxes	52,666	48,649
Depreciation and amortization	287,631	264,565
Interest expense	29,400	31,520
Interest (income)	(143,344)	(65,957)
EBITDA	$588,879	$684,700
Add back:
Non-cash stock-based compensation	-	14,144
Adjusted EBITDA of non-controlling interest	$588,879	$698,844

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $26,999,876 at September 30, 2021, compared to $33,705,154 at June 30, 2021.

Net cash used in operating activities was $3,391,653 for the three months ended September 30, 2021 compared to cash provided by operating activities $4,711,604 for the three months ended September 30, 2020. At September 30, 2021, we had current assets of $52,145,259 and current liabilities of $21,009,866. We had accounts receivable of $6,043,444 at September 30, 2021 compared to $4,184,096 at June 30, 2021. We had revenues in excess of billings of $17,133,468 at September 30, 2021 compared to $15,637,734 at June 30, 2021 of which $969,456 and $957,603 is shown as long term as of September 30, 2021 and June 30, 2021, respectively. The long-term portion was discounted by $57,378 and $66,779 at September 30, 2021 and June 30, 2021, respectively, using the discounted cash flow method with interest rates ranging from 4.65% to 6.25%. During the three months ended September 30, 2021, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $3,355,082 from $19,821,830 at June 30, 2021 to $23,176,912 at September 30, 2021. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,369,870 and $10,423,215, respectively at September 30, 2021. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,696,035 and $11,366,171, respectively at June 30, 2021.

The average days sales outstanding for the three months ended September 30, 2021 and 2020 were 147 and 200 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $196,407 for the three months ended September 30, 2021, compared to $517,116 for the three months ended September 30, 2020. We had purchases of property and equipment of $216,112 compared to $489,289 for the three months ended September 30, 2020. For the three months ended September 30, 2020, we invested $60,500, in DriveMate.

Net cash used in financing activities was $463,570 for the three months ended September 30, 2021, compared to cash provided by financing activities of $89,113 for the three months ended September 30, 2020. For the three months ended September 30, 2021, we purchased 22,510 shares of our own stock for $100,106 compared to the purchase of 147,052 shares for $464,676 for the same period last year. The three months ended September 30, 2021 included the cash inflow of $Nil from bank proceeds compared to $697,295 for the same period last year. During the three months ended September 30, 2021, we had net payments for bank loans and finance leases of $363,464 compared to $143,506 for the three months ended September 30, 2020. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of September 30, 2021, we had approximately $27.0 million of cash, cash equivalents and marketable securities of which approximately $25.2 million is held by our foreign subsidiaries. As of June 30, 2021, we had approximately $33.7 million of cash, cash equivalents and marketable securities of which approximately $31.7 million is held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($405,405) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($2,924,661) and a running finance facility of Rupees 75 million ($438,699). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($5,264,389). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($2,222,742) and a running finance facility of Rs. 120 million ($701,919) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

As of the date of this report, we are in compliance with the financial covenants associated with our borrowings. The maturity dates of the borrowings of respective subsidiaries may accelerate if they do not comply with these covenants. In case of any change in control in subsidiaries, they may have to repay their respective credit facilities.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The repurchases provided in the table below were made through the quarter ended September 30, 2021:

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
Aug-2021	22,510	$4.45	691,528
Total	691,528		691,528	849,256

(1)	The Board of Directors approved a repurchase of shares up to $2,000,000 on July 30, 2020. All shares permitted to be purchased under this July 2020 plan were purchased during the plan’s original date and prior to the conclusion of the extension of the plan. On May 21, 2021, the Board of Directors authorized an additional repurchase plan of up to $2,000,000 worth of shares of common stock. The plan was authorized commencing May 21, 2021 through November 20, 2021 subject to an additional six months extension at the discretion of management. As of September 30, 2021, the total number of shares that could be purchased under both plans was 849,256. The actual maximum number of shares will vary depending on the actual price paid per share purchased.

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

NETSOL TECHNOLOGIES, INC.

Date:	November 12, 2021	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	November 12, 2021	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 44