Form 10-Q
period 2021-12-31
NETSOL TECHNOLOGIES INC
filed 2022-02-14
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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

Yes ☐ No ☒

The issuer had 12,186,070 shares issued and 11,247,039 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of February 5, 2022.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$25,587,515	$33,705,154
Accounts receivable, net of allowance of $173,589 and $166,231	7,190,759	4,184,096
Accounts receivable - related party, net of allowance of $1,373,099 and $1,373,099	-	-
Revenues in excess of billings, net of allowance of $82,042 and $136,976	18,730,022	14,680,131
Revenues in excess of billings - related party, net of allowance of $8,163 and $8,163	-	-
Other current assets, net of allowance of $1,243,633 and $1,243,633	2,581,401	3,009,393
Total current assets	54,089,697	55,578,774
Revenues in excess of billings, net - long term	985,772	957,603
Convertible note receivable - related party, net of allowance of $4,250,000 and $4,250,000	-	-
Property and equipment, net	10,265,385	12,091,812
Right of use of assets - operating leases	1,029,294	1,345,869
Long term investment	2,921,667	3,155,852
Other assets	33,204	55,127
Intangible assets, net	2,657,204	3,904,656
Goodwill	9,516,568	9,516,568
Total assets	$81,498,791	$86,606,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,394,780	$6,696,035
Current portion of loans and obligations under finance leases	10,147,993	11,366,171
Current portion of operating lease obligations	770,559	857,729
Unearned revenue	3,719,348	4,556,626
Total current liabilities	21,032,680	23,476,561
Loans and obligations under finance leases; less current maturities	120,277	699,841
Operating lease obligations; less current maturities	319,613	564,257
Total liabilities	21,472,570	24,740,659
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,186,070 shares issued and 11,247,039 outstanding as of December 31, 2021 and 12,181,585 shares issued and 11,265,064 outstanding as of June 30, 2021	121,861	121,816
Additional paid-in-capital	129,042,021	129,018,826
Treasury stock (at cost, 939,031 shares and 916,521 shares as of December 31, 2021 and June 30, 2021, respectively)	(3,920,856)	(3,820,750)
Accumulated deficit	(37,206,528)	(38,801,282)
Other comprehensive loss	(34,935,629)	(31,868,481)
Total NetSol stockholders’ equity	53,100,869	54,650,129
Non-controlling interest	6,925,352	7,215,473
Total stockholders’ equity	60,026,221	61,865,602
Total liabilities and stockholders’ equity	$81,498,791	$86,606,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2021	2020	2021	2020
Net Revenues:
License fees	$1,955,331	$2,586,504	$1,966,047	$2,589,979
Subscription and support	9,374,869	5,724,802	15,605,258	10,896,665
Services	4,142,762	4,810,154	11,322,418	12,282,194
Total net revenues	15,472,962	13,121,460	28,893,723	25,768,838

Cost of revenues:
Salaries and consultants	5,661,917	5,294,662	11,324,327	9,821,311
Travel	282,836	159,174	496,968	262,926
Depreciation and amortization	728,868	713,749	1,494,603	1,420,998
Other	1,156,754	911,566	2,492,215	1,839,719
Total cost of revenues	7,830,375	7,079,151	15,808,113	13,344,954

Gross profit	7,642,587	6,042,309	13,085,610	12,423,884

Operating expenses:
Selling and marketing	1,807,162	1,558,027	3,427,155	3,167,631
Depreciation and amortization	212,864	221,572	427,135	443,362
General and administrative	3,733,303	4,065,788	7,706,442	7,493,424
Research and development cost	235,390	110,419	510,620	196,408
Total operating expenses	5,988,719	5,955,806	12,071,352	11,300,825

Income from operations	1,653,868	86,503	1,014,258	1,123,059

Other income and (expenses)
Gain (loss) on sale of assets	(80,125)	(52,531)	(190,725)	(74,273)
Interest expense	(90,808)	(94,241)	(191,821)	(197,568)
Interest income	316,253	210,854	759,386	411,675
Gain (loss) on foreign currency exchange transactions	901,016	13,981	2,185,164	310,022
Share of net loss from equity investment	(79,818)	(43,685)	(240,783)	(151,535)
Other income	19,668	45,365	22,697	132,637
Total other income (expenses)	986,186	79,743	2,343,918	430,958

Net income before income taxes	2,640,054	166,246	3,358,176	1,554,017
Income tax provision	(201,506)	(245,434)	(369,133)	(509,728)
Net income (loss)	2,438,548	(79,188)	2,989,043	1,044,289
Non-controlling interest	(1,031,763)	(162,916)	(1,394,289)	(568,839)
Net income (loss) attributable to NetSol	$1,406,785	$(242,104)	$1,594,754	$475,450

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.13	$(0.02)	$0.14	$0.04
Diluted	$0.13	$(0.02)	$0.14	$0.04

Weighted average number of shares outstanding
Basic	11,244,539	11,580,030	11,249,372	11,683,631
Diluted	11,244,539	11,580,030	11,249,372	11,683,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2021	2020	2021	2020
Net income (loss)	$1,406,785	$(242,104)	$1,594,754	$475,450
Other comprehensive income (loss):
Translation adjustment	(1,466,995)	1,633,906	(4,751,391)	2,728,630
Translation adjustment attributable to non-controlling interest	545,252	(483,826)	1,684,243	(703,734)
Net translation adjustment	(921,743)	1,150,080	(3,067,148)	2,024,896
Comprehensive income (loss) attributable to NetSol	$485,042	$907,976	$(1,472,394)	$2,500,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended December 31, 2021 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at
September 30, 2021	12,183,570	$121,836	$129,030,982	$(3,920,856)	$(38,613,313)	$(34,013,886)	$6,438,841	$59,043,604
Common stock issued for:
Services	2,500	25	9,875	-	-	-	-	9,900
Fair value of subsidiary options issued	-	-	1,164	-	-	-	-	1,164
Foreign currency translation adjustment	-	-	-	-	-	(921,743)	(545,252)	(1,466,995)
Net income for the year	-	-	-	-	1,406,785	-	1,031,763	2,438,548
Balance at
December 31, 2021	12,186,070	$121,861	$129,042,021	$(3,920,856)	$(37,206,528)	$(34,935,629)	$6,925,352	$60,026,221

A statement of the changes in equity for the three months ended September 30, 2021 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at
June 30, 2021	12,181,585	$121,816	$129,018,826	$(3,820,750)	$(38,801,282)	$(31,868,481)	$7,215,473	$61,865,602
Subsidiary common stock issued for:
-Services	-	-	167	-	-	-	(167)	-
Common stock issued for:
Services	1,985	20	11,989	-	-	-	-	12,009
Purchase of treasury shares	-	-	-	(100,106)	-	-	-	(100,106)
Foreign currency translation adjustment	-	-	-	-	-	(2,145,405)	(1,138,991)	(3,284,396)
Net income	-	-	-	-	187,969	-	362,526	550,495
Balance at
September 30, 2021	12,183,570	$121,836	$129,030,982	$(3,920,856)	$(38,613,313)	$(34,013,886)	$6,438,841	$59,043,604

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$2,989,043	$1,044,289
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,921,738	1,864,360
Provision for bad debts	(33,815)	(175,575)
Share of net loss from investment under equity method	240,783	151,535
Loss on sale of assets	190,725	74,273
Stock based compensation	28,292	165,164
Changes in operating assets and liabilities:
Accounts receivable	(3,243,348)	5,479,516
Revenues in excess of billing	(4,741,806)	4,540,271
Other current assets	304,464	(252,781)
Accounts payable and accrued expenses	56,539	313,869
Unearned revenue	(749,249)	(554,077)
Net cash provided by (used in) operating activities	(3,036,634)	12,650,844

Cash flows from investing activities:
Purchases of property and equipment	(773,953)	(1,249,895)
Sales of property and equipment	201,773	123,194
Investment in associates	-	(93,000)
Net cash used in investing activities	(572,180)	(1,219,701)

Cash flows from financing activities:
Purchase of treasury stock	(100,106)	(1,392,671)
Proceeds from bank loans	188,272	705,338
Payments on finance lease obligations and loans - net	(715,121)	(175,352)
Net cash used in financing activities	(626,955)	(862,685)
Effect of exchange rate changes	(3,881,870)	1,268,359
Net increase (decrease) in cash and cash equivalents	(8,117,639)	11,836,817
Cash and cash equivalents at beginning of the period	33,705,154	20,166,830
Cash and cash equivalents at end of period	$25,587,515	$32,003,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Six Months
	Ended December 31,
	2021	2020
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$238,569	$219,412
Taxes	$390,307	$366,695

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under finance lease	$-	$222,391
Drivemate shares acquired for services rendered	$-	$1,300,000
Shares issued to vendor for services received	$9,900	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

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

December 31, 2021

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance except balances maintained in China are insured for RMB 500,000 ($78,616) in each bank and in UK for GBP 85,000 ($114,865) in each bank. The Company maintains two bank accounts in China and six bank accounts in the UK. As of December 31, 2021, and June 30, 2021, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $23,506,089 and $31,662,035, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

The Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2021, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$985,772	$985,772
Total	$-	$-	$985,772	$985,772

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2021, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$957,603	$957,603
Total	$-	$-	$957,603	$957,603

The reconciliation from June 30, 2021 to December 31, 2021 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2021	$1,024,382	$(66,779)	$957,603
Amortization during the period	-	19,041	19,041
Effect of Translation Adjustment	9,460	(332)	9,128
Balance at December 31, 2021	$1,033,842	$(48,070)	$985,772

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

December 31, 2021

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. ASU 2021-08 is effective for annual periods beginning after December 15, 2022, and interim periods within those years, with early adoption permitted. The Company does not expect the standard to have a material effect on its consolidated financial statements.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

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

The Company’s disaggregated revenue by category is as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2021	2020	2021	2020
Core:
License	$1,955,331	$2,586,504	$1,966,047	$2,589,979
Subscription and support	9,374,869	5,724,802	15,605,258	10,896,665
Services	2,867,515	3,191,375	8,723,794	9,064,313
Services - related party	-	-	-	-
Total core revenue, net	14,197,715	11,502,681	26,295,099	22,550,957

Non-Core:
Services	1,275,247	1,618,779	2,598,624	3,217,881
Total non-core revenue, net	1,275,247	1,618,779	2,598,624	3,217,881

Total net revenue	$15,472,962	$13,121,460	$28,893,723	$25,768,838

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of December 31, 2021	As of June 30, 2021

Revenues in excess of billings	$19,715,794	$15,637,734

Unearned revenue	$3,719,348	$4,556,626

During the six months ended December 31, 2021, the Company recognized revenue of $2,710,059 that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $45,996,382 as of December 31, 2021, of which the Company estimates to recognize approximately $16,566,939 in revenue over the next 12 months and the remainder over an estimated 6 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

December 31, 2021

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended December 31, 2021			For the six months ended December 31, 2021
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$1,406,785	11,244,539	$0.13	$1,594,754	11,249,372	$0.14
Effect of dilutive securities
Share grants	-	-	-	-	-	-
Diluted income per share	$1,406,785	11,244,539	$0.13	$1,594,754	11,249,372	$0.14

	For the three months ended December 31, 2020			For the six months ended December 31, 2020
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share

Basic income (loss) per share:
Net income (loss) available to common shareholders	$(242,104)	11,580,030	$(0.02)	$475,450	11,683,631	$0.04
Effect of dilutive securities
Share grants	-	-	-	-	-	-
Diluted income per share	$(242,104)	11,580,030	$(0.02)	$475,450	11,683,631	$0.04

For the three months ended December 31, 2020, 41,112 share grants were excluded from the shares used to calculate diluted earnings per share as their inclusion would have been anti-dilutive.

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The accounts of NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing uses the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $34,935,629 and $31,868,481 as of December 31, 2021 and June 30, 2021, respectively. During the three and six months ended December 31, 2021, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $(921,743) and $(3,067,148), respectively. During the three and six months ended December 31, 2020, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation gain attributable to NetSol of $1,150,080 and $2,024,896, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

NOTE 6 – MAJOR CUSTOMERS

During the six months ended December 31, 2021, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $11,421,688 and $1,531,588, respectively representing 39.5% and 5.3%, respectively of revenues. During the six months ended December 31, 2020 revenues from these two customers were $5,402,152 and $3,051,244, respectively representing 21.0% and 11.8%, respectively of revenues. The revenue from these customers are shown in the Asia – Pacific segment.

Accounts receivable from DFS and BMW at December 31, 2021, were $1,163,468 and $1,601,071, respectively. Accounts receivable at June 30, 2021, were $462,861 and $35,063, respectively. Revenues in excess of billings at December 31, 2021 were $8,336,839 and $3,326,380 for DFS and BMW, respectively. Revenues in excess of billings at June 30, 2021, were $2,041,750 and $4,453,299 for DFS and BMW, respectively.

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

The Company has accrued interest of $701,062 at December 31, 2021 and June 30, 2021, which is included in “Other current assets”. As of July 1, 2020, the Company stopped accruing interest.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

NOTE 8 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of December 31, 2021	As of June 30, 2021

Prepaid Expenses	$1,551,735	$1,987,556
Advance Income Tax	359,964	344,699
Employee Advances	65,848	28,816
Security Deposits	253,778	281,464
Other Receivables	57,605	143,258
Other Assets	292,471	223,600
Due From Related Party	1,243,633	1,243,633
	3,825,034	4,253,026
Less allowance for doubtful account	(1,243,633)	(1,243,633)
Net Balance	$2,581,401	$3,009,393

Due from related party is the amount receivable from WRLD3D for which we have provided an allowance for credit loss for the full amount, leaving a net balance of $0.

NOTE 9 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	December 31, 2021	June 30, 2021

Revenues in excess of billings - long term	$1,033,842	$1,024,382
Present value discount	(48,070)	(66,779)
Net Balance	$985,772	$957,603

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the three and six months ended December 31, 2021, the Company accreted $9,539 and $19,041, respectively. During the three and six months ended December 31, 2020, the Company accreted $27,766 and $41,826, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 4.65% to 6.25%.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31, 2021	As of June 30, 2021

Office Furniture and Equipment	$3,363,282	$3,440,501
Computer Equipment	14,036,802	18,681,991
Assets Under Capital Leases	584,322	1,136,128
Building	5,547,302	6,205,210
Land	1,432,435	1,608,024
Autos	1,903,072	1,770,147
Improvements	195,465	35,592
Subtotal	27,062,680	32,877,593
Accumulated Depreciation	(16,797,295)	(20,785,781)
Property and Equipment, Net	$10,265,385	$12,091,812

For the three and six months ended December 31, 2021, depreciation expense was $527,463 and $1,067,185, respectively. Of these amounts, $314,599 and $640,050, respectively, are reflected in cost of revenues. For the three and six months ended December 31, 2020, depreciation expense was $485,456 and $981,723, respectively. Of these amounts, $263,884 and $538,361, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of December 31, 2021 and June 30, 2021:

	As of December 31, 2021	As of June 30, 2021
Computers and Other Equipment	$-	$169,487
Furniture and Fixtures	-	57,509
Vehicles	584,322	909,132
Total	584,322	1,136,128
Less: Accumulated Depreciation - Net	(265,010)	(627,119)
	$319,312	$509,009

Finance lease term and discount rate were as follows:

	As of December 31, 2021	As of June 30, 2021

Weighted average remaining lease term - Finance leases	1.99 Years	0.55 Years

Weighted average discount rate - Finance leases	7.6%	5.6%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2021	June 30, 2021
Assets
Operating lease assets, net	$1,029,294	$1,345,869

Liabilities
Current
Operating	$770,559	$857,729
Non-current
Operating	319,613	564,257
Total Lease Liabilities	$1,090,172	$1,421,986

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

The components of lease cost were as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2021	2020	2021	2020

Amortization of finance lease assets	$21,895	$31,926	$42,928	$77,179
Interest on finance lease obligation	3,212	6,953	8,148	18,645
Operating lease cost	97,827	310,740	380,778	630,826
Short term lease cost	38,781	13,493	38,781	30,071
Sub lease income	(8,950)	(8,738)	(18,105)	(17,362)
Total lease cost	$152,765	$354,374	$452,530	$739,359

Lease term and discount rate were as follows:

	As of	As of
	December 31, 2021	June 30, 2021

Weighted average remaining lease term - Operating leases	1.65 Years	1.78 Years

Weighted average discount rate - Operating leases	5.9%	5.7%

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Six Months
	Ended December 31
	2021	2020

Cash flows related to lease liabilities
Operating cash flows related to operating leases	$393,765	$529,970

Operating cash flows from finance leases	$3,531	$13,767

Financing cash flows from finance leases	$54,844	$168,624

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

Maturities of operating lease liabilities were as follows as of December 31, 2021:

Amount
Within year 1	$809,508
Within year 2	262,760
Within year 3	62,912
Within year 4	744
Within year 5	744
Thereafter	1,859
Total Lease Payments	1,138,527
Less: Imputed interest	(48,355)
Present Value of lease liabilities	1,090,172
Less: Current portion	(770,559)
Non-Current portion	$319,613

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and are currently on a month by month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three and six months ended December 31, 2021, the Company received lease income of $8,950 and $18,105, respectively. For the three and six months ended December 31, 2020, the Company received lease income of $8,738 and $17,362, respectively.

NOTE 12 – LONG TERM INVESTMENT

Drivemate

The Company and Drivemate Co., Ltd. (“Drivemate”) entered into a subscription agreement on April 25, 2019, (“Drivemate Agreement”) whereby the Company purchased an equity interest of 30% in Drivemate. Per the Drivemate Agreement, the Company purchased 5,469 preferred shares for $1,800,000 consisting of $500,000 cash to be paid over a two-year period and $1,300,000 to be provided in services. The Company has paid the $500,000 in cash and has provided services of $1,300,000. Pursuant to the agreement, the number of shares to be issued is adjusted as necessary to result in an equity ownership equal to 30% of the issued and outstanding shares at the final payment date. As of December 31, 2021, the Company has been issued 8,178 shares equal to 30% of Drivemate. Per the Drivemate Agreement, the Company appointed two directors to the Drivemate board. The Company determined that it met the significant influence criteria since two of the four directors are appointed by the Company and the Company owns 30% of Drivemate; therefore, the Company accounts for the investment using the equity method of accounting.

The Company provided services of $12,528 during the three and six months ended December 31, 2021 and did not provide any services during the three and six months ended December 31, 2020.

Under the equity method of accounting, the Company recorded its share of net income of $4,666 and net loss of $58,905 for the three and six months ended December 31, 2021, respectively and the Company recorded its share of net income of $3,324 and $3,919 for the three and six months ended December 31, 2020, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

WRLD3D-Related Party

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which was earned by providing IT and enterprise software solutions.

NetSol PK has not provided services to WRLD3D for the three and six months ended December 31, 2021 and December 31, 2020. Accounts receivable and revenue in excess of billing were $1,373,099 and $8,163 at December 31, 2021, respectively. The Company has established an allowance for the full amounts of these accounts.

Under the equity method of accounting, the Company recorded its share of net loss of $84,484 and $181,878 for the three and six months ended December 31, 2021, and the Company recorded its share of net loss of $47,009 and $155,454 for the three and six months ended December 31, 2020, respectively.

The following table reflects the above investments at December 31, 2021.

	Drivemate	WRLD3D	Total
Gross investment	$1,800,000	$3,888,889	$5,688,889
Cumulative net loss on investment	(103,521)	(2,103,266)	(2,206,787)
Cumulative other comprehensive income (loss)	-	(565,101)	(565,101)
Net investment	$1,696,479	$1,220,522	$2,917,001

NOTE 13 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of December 31, 2021	As of June 30, 2021

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(16,960,809)	(14,440,001)
Accumulated Amortization	(27,626,984)	(28,900,340)
Net Balance	$2,657,204	$3,904,656

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $2,657,204 will be amortized over the next 1.75 years. Amortization expense for the three and six months ended December 31, 2021was $414,269 and $854,553, respectively. Amortization expense for the three and six months ended December 31, 2020 was $449,865 and $882,637, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets is as follows:

Period ended:
December 31, 2022	$1,638,846
December 31, 2023	1,018,358
$2,657,204

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of December 31, 2021	As of June 30, 2021

Accounts Payable	$871,445	$1,067,937
Accrued Liabilities	2,945,196	2,662,666
Accrued Payroll	1,454,765	1,782,512
Accrued Payroll Taxes	294,979	295,349
Taxes Payable	568,880	608,121
Other Payable	259,515	279,450
Total	$6,394,780	$6,696,035

NOTE 15 – DEBTS

Notes payable and finance leases consisted of the following:

		As of December 31, 2021
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$146,959	$146,959	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	979,250	979,250	-
Loan Payable Bank - Export Refinance	(4)	2,817,219	2,817,219	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	2,141,086	2,141,086	-
Loan Payable Bank - Running Finance II	(7)	-	-	-
Loan Payable Bank - Export Refinance III	(8)	3,944,107	3,944,107	-
Sale and Leaseback Financing	(9)	64,193	26,442	37,751
Term Finance Facility	(10)	44,280	19,708	24,572
Insurance Financing	(11)	20,264	20,264	-
		10,157,358	10,095,035	62,323
Subsidiary Finance Leases	(12)	110,912	52,958	57,954
		$10,268,270	$10,147,993	$120,277

		As of June 30, 2021
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$73,143	$73,143	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	1,648,818	1,090,259	558,559
Loan Payable Bank - Export Refinance	(4)	3,162,555	3,162,555	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	2,403,542	2,403,542	-
Loan Payable Bank - Running Finance II	(7)	-	-	-
Loan Payable Bank - Export Refinance III	(8)	4,427,578	4,427,578	-
Sale and Leaseback Financing	(9)	85,313	28,183	57,130
Term Finance Facility	(10)	55,182	19,644	35,538
Insurance Financing	(11)	41,774	41,774	-
		11,897,905	11,246,678	651,227
Subsidiary Finance Leases	(12)	168,107	119,493	48,614
		$12,066,012	$11,366,171	$699,841

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.0% to 7.0% as of December 31, 2021 and June 30, 2021.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

(2)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $405,405. The annual interest rate was 5.12% as of December 31, 2021. The total outstanding balance as of December 31, 2021 and June 30, 2021 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of December 31, 2021, NTE was in compliance with this covenant.

(3)	The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank Limited, approved by the Government of Pakistan to protect the employment situation during the COVID-19 pandemic. This is a term loan payable in three years. The availed facility amount was Rs. 173,797,255 or $979,250, at December 31, 2021, which is shown as current. The availed facility amount was Rs. 260,678,818 or $1,648,818, at June 30, 2021, of which $1,090,259 is shown as current and the remaining $558,559 is shown as long term. The interest rate for the loan was 3% at December 31, 2021 and June 30, 2021.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 500,000,000 or $2,817,219 at December 31, 2021 and Rs. 500,000,000 or $3,162,555 at June 30, 2021. The interest rate for the loan was 3% at December 31, 2021 and June 30, 2021.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 75,000,000 or $422,583, at December 31, 2021. The balance outstanding at December 31, 2021 and June 30, 2021 was Rs. Nil. The interest rate for the loan was 12.5% and 9.5% at December 31, 2021 and June 30, 2021, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of December 31, 2021, NetSol PK was in compliance with this covenant.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 380,000,000 or $2,141,086 and Rs. 380,000,000 or $2,403,542 at December 31, 2021 and June 30, 2021, respectively. The interest rate for the loan was 3% at December 31, 2021 and June 30, 2021.

(7)	The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 120,000,000 or $676,133 and Rs. 120,000,000 or $759,013, at December 31, 2021 and June 30, 2021, respectively. The interest rate for the loan was 12.0% and 9.0% at December 31, 2021 and June 30, 2021, respectively. The balance outstanding at December 31, 2021 and June 30, 2021 was Rs. Nil.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of December 31, 2021, NetSol PK was in compliance with these covenants.

(8)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 900,000,000 or $5,070,994 and Rs. 900,000,000 or $5,692,600, at December 31, 2021 and June 30, 2021, respectively. NetSol PK used Rs. 700,000,000 or $3,944,107 and Rs. 700,000,000 or $4,427,578, at December 31, 2021 and June 30, 2021, respectively. The interest rate for the loan was 3% at December 31, 2021 and June 30, 2021.

(9)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of December 31 2021, NetSol PK used Rs. 11,392,924 or $64,193 of which $37,751 was shown as long term and $26,442 as current. As of June 30, 2021, NetSol PK used Rs. 13,487,949 or $85,313 of which $57,130 was shown as long term and $28,183 as current. The interest rate for the loan was 9.0% at December 31, 2021, and June 30, 2021.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

(10)	In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement. The loan amount was £69,549, or $93,985, for a period of 5 years with monthly payments of £1,349, or $1,823. As of December 31, 2021, the subsidiary has used this facility up to $44,280, of which $24,572 was shown as long-term and $19,708 as current. As of June 30, 2021, the subsidiary has used this facility up to $55,182, of which $35,538 was shown as long-term and $19,644 as current. The interest rate was 6.14% at December 31, 2021 and June 30, 2021.

(11)	The Company’s subsidiary, VLS, finances Directors’ and Officers’ (“D&O”) liability insurance, and the $20,264 and $41,774 was recorded in current maturities, at December 31, 2021 and June 30, 2021, respectively. The interest rate on this financing ranged from 9.7% to 12.7% as of December 31, 2021 and was 9.7% as of June 30, 2021.

(12)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2024. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three months ended December 31, 2021 and 2020.

Following is the aggregate minimum future lease payments under finance leases as of December 31, 2021:

Amount
Minimum Lease Payments
Within year 1	$59,099
Within year 2	44,749
Within year 3	16,756
Total Minimum Lease Payments	120,604
Interest Expense relating to future periods	(9,692)
Present Value of minimum lease payments	110,912
Less: Current portion	(52,958)
Non-Current portion	$57,954

Following is the aggregate future long term debt payments as of December 31, 2021

Amount
Loan Payments
Within year 1	$1,025,400
Within year 2	49,859
Within year 3	12,464
Total Loan Payments	1,087,723
Less: Current portion	(1,025,400)
Non-Current portion	$62,323

NOTE 16 - STOCKHOLDERS’ EQUITY

During the three and six months ended December 31, 2021, the Company issued nil and 1,985 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $12,009.

During the three and six months ended December 31, 2021, the Company issued 2,500 shares of common stock for services received from one of its vendor. These shares were valued at the fair market value of $9,900.

During the three and six months ended December 31, 2021, the Company purchased nil and 22,510 shares of its own stock for $100,106 pursuant to the Company’s stock repurchase plan.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

NOTE 17 – SHARE BASED PAYMENTS

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2021	6,985	$5.75
Granted	-	$-
Vested	(1,985)	$6.05
Forfeited / Cancelled	-	$-
Unvested, December 31, 2021	5,000	$5.69

For the three and six months ended December 31, 2021, the Company recorded compensation expense of $14,225 and $17,228, respectively. For the three and six months ended December 31, 2020, the Company recorded compensation expense of $74,167 and $164,784, respectively. The compensation expense related to the unvested stock grants as of December 31, 2021 was $14,225 which will be recognized during the fiscal year 2022.

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

The following table presents a summary of identifiable assets as of December 31, 2021 and June 30, 2021:

	As of	As of
	December 31, 2021	June 30, 2021
Identifiable assets:
Corporate headquarters	$2,147,024	$2,067,474
North America	5,978,111	6,073,616
Europe	9,763,859	10,363,611
Asia - Pacific	63,609,797	68,101,560
Consolidated	$81,498,791	$86,606,261

The following table presents a summary of investment under equity method as of December 31, 2021 and June 30, 2021:

	As of	As of
	December 31, 2021	June 30, 2021
Investment in associates under equity method:
Corporate headquarters	$346,491	$396,403
Asia - Pacific	2,575,176	2,759,449
Consolidated	$2,921,667	$3,155,852

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

The following table presents a summary of operating information for the three and six months ended December 31:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2021	2020	2021	2020
Revenues from unaffiliated customers:
North America	$1,060,379	$1,016,556	$1,990,613	$1,829,434
Europe	2,122,094	2,726,206	5,394,993	5,878,097
Asia - Pacific	12,290,489	9,378,698	21,508,117	18,061,307
	15,472,962	13,121,460	28,893,723	25,768,838
Revenue from affiliated customers
Asia - Pacific	-	-	-	-
	-	-	-	-
Consolidated	$15,472,962	$13,121,460	$28,893,723	$25,768,838

Intercompany revenue
Europe	$116,479	$126,757	$243,677	$265,913
Asia - Pacific	774,364	3,125,729	3,334,464	5,284,357
Eliminated	$890,843	$3,252,486	$3,578,141	$5,550,270

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$138,089	$1,173,146	$266,633	$2,340,941
North America	(58,915)	(47,019)	(127,008)	(328,816)
Europe	(589,882)	173,085	(398,439)	776,101
Asia - Pacific	2,949,256	(1,378,400)	3,247,857	(1,743,937)
Consolidated	$2,438,548	$(79,188)	$2,989,043	$1,044,289

Depreciation and amortization:
North America	$527	$998	$1,093	$2,952
Europe	100,646	108,929	199,494	216,937
Asia - Pacific	840,559	825,394	1,721,151	1,644,471
Consolidated	$941,732	$935,321	$1,921,738	$1,864,360

Interest expense:
Corporate headquarters	$9,565	$4,897	$20,006	$10,931
North America	-	726	-	1,935
Europe	2,488	1,961	6,284	4,027
Asia - Pacific	78,755	86,657	165,531	180,675
Consolidated	$90,808	$94,241	$191,821	$197,568

Income tax expense:
Corporate headquarters	$-	$-	$800	$-
North America	-	-	1,600	-
Europe	9,524	92,359	9,524	204,037
Asia - Pacific	191,982	153,075	357,209	305,691
Consolidated	$201,506	$245,434	$369,133	$509,728

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2021

(Unaudited)

The following table presents a summary of capital expenditures for the six months ended December 31:

	For the Six Months
	Ended December 31,
	2021	2020
Capital expenditures:
North America	$-	$1,521
Europe	89,451	301,233
Asia - Pacific	684,502	947,141
Consolidated	$773,953	$1,249,895

NOTE 20 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at December 31, 2021

NetSol PK	33.88%	$6,832,666
NetSol-Innovation	33.88%	127,969
NetSol Thai	0.006%	(145)
OTOZ Thai	5.60%	701
OTOZ	5.59%	(35,839)
Total		$6,925,352

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2021

NetSol PK	33.88%	$7,101,883
NetSol-Innovation	33.88%	136,611
NetSol Thai	0.006%	(208)
OTOZ Thai	0.006%	(52)
OTOZ	5.00%	(22,761)
Total		$7,215,473

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

During the three and six months ended December 31, 2021, the Company recorded an income tax provision of $201,506 and $369,133, respectively, resulting in an effective tax rate of 7.6% and 11.0%, respectively. During the three and six months ended December 31, 2020, the Company recorded an income tax provision of $245,434 and $509,728, respectively, resulting in an effective tax rate of 147.6% and 32.8%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and six months ended December 31, 2021. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2021, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Otoz Ecosystem

The Otoz powerful Application Program Interface (API) based architecture allows OEMs, auto-captives and dealerships to integrate with a plethora of providers to offer an end-to-end Omni-channel digital car finance and lease experience. Out-of-the-box APIs by Otoz help dealers and auto-captives connect with ecosystem partners which are crucial for running their auto retail business. It includes, finance and insurance products, trade-in tools, fraud checks, CRM system, websites (Tier 1 – Tier 3), marketing toolkit, inventory feeds, Know Your Customers (KYC), payment processors, vehicle delivery providers etc. In addition, Otoz is equipped with smart lead generation and product analytics capabilities. It empowers dealers with the capability to convert qualified leads and never lose contact with customers. The product analytics capability allows us to improve the customer journey by addressing friction points, herein improving customer experience and conversions – a win-win scenario for dealers and customers.

Otoz Platform

A fully digital, white label platform for lease, finance, and cash transactions that delivers a frictionless customer experience.

Otoz platform consists of two components the Dealer Tool and the Customer Application (APP) of a Dealer Tool which provides for a myriad of services including account creation, order management work queue, user roles and rights, tax configurator, customer KYC reports, vehicle delivery scheduling, payment gateways and inventory management, finance and insurance products feed and prioritization, dealer fee management and ecosystem APIs. The Customer App permits the dealer to work with the customer to get a vehicle via cash, finance or lease, manage vehicle delivery and pick-up scheduling, buy finance and insurance products, buy accessories, paperless license checks, personalized pricing, vehicle options, trade-in valuation, credit application and decision, paperless contracts and e-signing, digital payments and a deal builder.

Other Products

The Company continues to support its North America and European legacy systems including LeasePak and LeaseSoft.

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended December 31, 2021:

●	We went live in Japan and Australia with various NFS Ascent® and NFS implementations with Daimler Truck Financial Services GmbH (“DTFS”). These implementations were on time as per requirements of the Clients. The implementations will generate over $4,000,000 in revenues including license revenue, services revenue and support revenue over the next four years.

●	We renegotiated a support contract with DFS which will generate over $10,000,000 on top of the previously projected revenues from the same contract, to be recognized over the next four years.

●	We generated approximately $1,500,000 by implementing change requests from various customers across multiple regions.

●	We renegotiated the support contract with BMW in China to additionally generate approximately $400,000 above the previously expected revenues.

●	We signed a contract with a commercial finance organization in Australia, which is part of a bigger finance network to implement NFS Ascent®. This SaaS implementation is expected to generate approximately $500,000 in subscriptions and services over the next five years.

●	We progressed to the UAT stage in the implementation process of our NFS Ascent® Suite for DFS in India.

●	We entered into a strategic partnership with CGI in a bid to gain further traction in Europe. This partnership is expected to not only expand the current business pipeline in Europe but will also help in successfully delivering future SaaS implementations across Europe and other regions.

●	We were awarded a Five-Star Premier Business Partnership Level Status with the American Financial Services Association.

Management has identified the following material trends affecting NetSol.

Positive trends:

●	NFS Ascent® SaaS offering is gaining traction in mid-size auto captives and financial institutions in North American and European markets and is consistent with our transformation strategy as market size has expanded globally.

●	Mobility and digital transformation is the new norm showing acceleration in every sector particularly in auto and banking.

●	COVID-19 has created new dynamics for businesses and corporations with employees and executives working from home. Essentially, the decreased office and maintenance costs, as well as the sharply reduced travel expenses, have positively impacted our financials.

●	Since September 2021, we have over 40% of employees working from the office in all of our global locations.

●	The work environment created by COVID-19 has led our R&D teams to expand and monetize mobile and digital solutions in our space and complementary sectors in an effort to anticipate customer needs.

●	In developing markets, new interests are emerging from existing clients for upgrades and mobility platforms.

●	Growing opportunities and dynamics of shared car ownership either through ride hailing or car sharing encourage the use of our innovation and development tools.

●	Otoz platform is showing positive trajectory of interest from existing and new auto leasing and Tier 1 companies in all of our markets, including China, the US and Europe.

●	Improved stability in US and Pakistan relationship boosting confidence and trade relations.

●	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $62 billion investment from the originally planned $46 billion on Pakistan energy and infrastructure sectors.

●	China’s auto sector remains strong as our customers are constantly demanding ‘Change Requests’ or additional services and reflects resilience.

Negative trends:

●	The degree to which the COVID-19 pandemic impacts our future business globally, results of operations and financial condition will depend on future developments, which are uncertain, including but not limited to the duration, spread and severity of the pandemic, the availability, adoption and efficacy of vaccines, government responses and other actions to mitigate the spread of and to treat COVID-19, and when and to what extent normal business, economic and social activity and conditions resume.

●	We are unable to predict the extent to which the pandemic impacts our customers and other partners and their financial conditions, but adverse effects on these parties could also adversely affect us.

●	Most OEMs and auto sectors are experiencing a major slowdown due to lockdowns, health concerns and component part supply chain issues.

●	The C-level decision making to acquire new systems or even upgrade will be elongated due to uncertainty of the COVID-19 virus.

●	Due to travel restrictions caused by COVID-19, it has been difficult to conduct face to face meetings for global clients and new prospects removing the personal connection essential to some decision making.

●	The COVID-19 pandemic has adversely affected live industry conferences and events, such as those held by the Equipment Leasing and Finance Association (ELFA), reducing leads and market exposure.

●	Working from the office continues to pose its own risk of virus spread until it ameliorated.

●	Political actions, including trade protection and national security policies of the U.S. and Chinese governments, such as tariffs or bans could in the future limit or prevent companies from transacting business with China and aggravate the global business environment.

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2021 Compared to the Quarter Ended December 31, 2020

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended December 31, 2021 and 2020 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2021	%	2020	%
Net Revenues:
License fees	$1,955,331	12.6%	$2,586,504	19.7%
Subscription and support	9,374,869	60.6%	5,724,802	43.6%
Services	4,142,762	26.8%	4,810,154	36.7%
Total net revenues	15,472,962	100.0%	13,121,460	100.0%

Cost of revenues:
Salaries and consultants	5,661,917	36.6%	5,294,662	40.4%
Travel	282,836	1.8%	159,174	1.2%
Depreciation and amortization	728,868	4.7%	713,749	5.4%
Other	1,156,754	7.5%	911,566	6.9%
Total cost of revenues	7,830,375	50.6%	7,079,151	54.0%

Gross profit	7,642,587	49.4%	6,042,309	46.0%
Operating expenses:
Selling and marketing	1,807,162	11.7%	1,558,027	11.9%
Depreciation and amortization	212,864	1.4%	221,572	1.7%
General and administrative	3,733,303	24.1%	4,065,788	31.0%
Research and development cost	235,390	1.5%	110,419	0.8%
Total operating expenses	5,988,719	38.7%	5,955,806	45.4%

Income from operations	1,653,868	10.7%	86,503	0.7%
Other income and (expenses)
Gain (loss) on sale of assets	(80,125)	-0.5%	(52,531)	-0.4%
Interest expense	(90,808)	-0.6%	(94,241)	-0.7%
Interest income	316,253	2.0%	210,854	1.6%
Gain (loss) on foreign currency exchange transactions	901,016	5.8%	13,981	0.1%
Share of net loss from equity investment	(79,818)	-0.5%	(43,685)	-0.3%
Other income	19,668	0.1%	45,365	0.3%
Total other income (expenses)	986,186	6.4%	79,743	0.6%

Net income before income taxes	2,640,054	17.1%	166,246	1.3%
Income tax provision	(201,506)	-1.3%	(245,434)	-1.9%
Net income (loss)	2,438,548	15.8%	(79,188)	-0.6%
Non-controlling interest	(1,031,763)	-6.7%	(162,916)	-1.2%
Net income (loss) attributable to NetSol	$1,406,785	9.1%	$(242,104)	-1.8%

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

					Favorable (Unfavorable)	Favorable (Unfavorable) Change	Total Favorable
	For the Three Months				Change in	due to	(Unfavorable)
	Ended December 31,				Constant	Currency	Change as
	2021	%	2020	%	Currency	Fluctuation	Reported

Net Revenues:	$15,472,962	100.0%	$13,121,460	100.0%	$2,991,365	$(639,863)	$2,351,502

Cost of revenues:	7,830,375	50.6%	7,079,151	54.0%	(1,178,913)	427,689	(751,224)

Gross profit	7,642,587	49.4%	6,042,309	46.0%	1,812,452	(212,174)	1,600,278

Operating expenses:	5,988,719	38.7%	5,955,806	45.4%	(224,992)	192,079	(32,913)

Income (loss) from operations	$1,653,868	10.7%	$86,503	0.7%	$1,587,460	$(20,095)	$1,567,365

Net revenues for the quarter ended December 31, 2021 and 2020 are broken out among the segments as follows:

	2021		2020
	Revenue	%	Revenue	%

North America	$1,060,379	6.9%	$1,016,556	7.7%
Europe	2,122,094	13.7%	2,726,206	20.8%
Asia-Pacific	12,290,489	79.4%	9,378,698	71.5%
Total	$15,472,962	100.0%	$13,121,460	100.0%

Revenues

License fees

License fees for the three months ended December 31, 2021 were $1,955,331 compared to $2,586,504 for the three months ended December 31, 2020 reflecting a decrease of $631,173 with a change in constant currency of $469,465. During the three months ended December 31, 2021, we recognized approximately $1,920,000 related to a new agreement with DTFS for the sale of both our legacy and Ascent product® for their new business segment in the Japanese and Australian markets. During the three months ended December 31, 2020, the Company recognized approximately $2,410,000 of revenue related to a new agreement with an existing tier one finance company in China to upgrade to our NFS Ascent® Retail and Wholesale platforms.

Subscription and support

Subscription and support fees for the three months ended December 31, 2021 were $9,374,869 compared to $5,724,802 for the three months ended December 31, 2020 reflecting an increase of $3,650,067 with a change in constant currency of $4,170,753. The major increase is related to the revised ceiling amount for post contract support due to the software customizations related to the DFS contract. The Company recorded a one-time post contract support revenue of approximately $3,480,000 using the catch-up approach during the three months ended December 31, 2021. In addition, the Company will recognize approximately $7,931,000 of additional subscription and support revenue over the remaining four years of the contract. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended December 31, 2021 was $4,142,762 compared to $4,810,154 for the three months ended December 31, 2020 reflecting a decrease of $667,392 with a decrease in constant currency of $709,923. The decrease is primarily due to the reduction in implementation services as certain implementations are nearing completion or have gone live. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Gross Profit

The gross profit was $7,642,587, for the three months ended December 31, 2021 as compared with $6,042,309 for the three months ended December 31, 2020. This is an increase of $1,600,278 with a change in constant currency of $1,812,452. The gross profit percentage for the three months ended December 31, 2021 also increased to 49.4% from 46.0% for the three months ended December 31, 2020. The cost of sales was $7,830,375 for the three months ended December 31, 2021 compared to $7,079,151 for the three months ended December 31, 2020 for an increase of $751,224 and on a constant currency basis an increase of $1,178,913. As a percentage of sales, cost of sales decreased from 54.0% for the three months ended December 31, 2020 to 50.6% for the three months ended December 31, 2021.

Salaries and consultant fees increased by $367,255 from $5,294,662 for the three months ended December 31, 2020 to $5,661,917 for the three months ended December 31, 2021 and on a constant currency basis increased by $666,430. The increase is due to increases in salaries that had been decreased as part of our cost savings measure due to the COVID-19 pandemic last year, annual salary raises, and new hirings. As a percentage of sales, salaries and consultant expense decreased from 40.4% for the three months ended December 31, 2020 to 36.6% for the three months ended December 31, 2021.

Travel expense was $282,836 for the three months ended December 31, 2021 compared to $159,174 for the three months ended December 31, 2020 for an increase of $123,662 with an increase in constant currency of $133,039. The increase in travel expense is due to the increase in travel as countries begin lifting travel restrictions.

Depreciation and amortization expense increased to $728,868 compared to $713,749 for the three months ended December 31, 2020 or an increase of $15,119 and on a constant currency basis an increase of $76,963.

Other cost increased to $1,156,754 for the three months ended December 31, 2021 compared to $911,566 for the three months ended December 31, 2020 or an increase of $245,188 and on constant currency basis an increase of $302,481. The increase is mainly due to increase in repair and maintenance cost and computer cost.

Operating Expenses

Operating expenses were $5,988,719 for the three months ended December 31, 2021 compared to $5,955,806, for the three months ended December 31, 2020 for an increase of 0.60% or $32,913 and on a constant currency basis an increase of 3.8% or $224,992. As a percentage of sales, it decreased from 45.4% to 38.7%. The increase in operating expenses was primarily due to increases in selling expenses and research and development costs off set by decrease in general and administrative expenses.

Selling expenses were $1,807,162 for the three months ended December 31, 2021 compared to $1,558,027, for the three months ended December 31, 2020 for an increase of $249,135 and on constant currency basis an increase of $330,431.

General and administrative expenses were $3,733,303 for the three months ended December 31, 2021 compared to $4,065,788 at December 31, 2020 or a decrease of $332,485 or 8.2% and on a constant currency basis a decrease of $248,398 or 6.1%. During the three months ended December 31, 2021, salaries decreased by approximately $20,778 and increased $41,105 on a constant currency basis, and other general and administrative expenses decreased approximately $312,726 or $290,017 on a constant currency basis.

Research and development cost was $235,390 for the three months ended December 31, 2021 compared to $110,419, for the three months ended December 31, 2020 for an increase of $124,971 and on constant currency basis an increase of $145,160.

Income/Loss from Operations

Income from operations was $1,653,868 for the three months ended December 31, 2021 compared to $86,503 for the three months ended December 31, 2020. This represents an increase of $1,567,365 with an increase of $1,587,460 on a constant currency basis for the three months ended December 31, 2021 compared with the three months ended December 31, 2020. As a percentage of sales, income from operations was 10.7% for the three months ended December 31, 2021 compared to 1.0% for the three months ended December 31, 2020.

Other Income and Expense

Other income was $986,186 for the three months ended December 31, 2021 compared to $79,743 for the three months ended December 31, 2020. This represents an increase of $906,443 with an increase of $990,441 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended December 31, 2021, we recognized a gain of $901,016 in foreign currency exchange transactions compared to a gain of $13,981 for the three months ended December 31, 2020. During the three months ended December 31, 2021, the value of the U.S. dollar and the Euro increased 3.8% and 1.6%, respectively, compared to the PKR. During the three months ended December 31, 2020, the value of the U.S. dollar decreased 3.3% and the value of the Euro increased 1.2%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended December 31, 2021, the net income attributable to non-controlling interest was $1,031,763, compared to $162,916 for the three months ended December 31, 2020. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net Income (loss) attributable to NetSol

Net income was $1,406,785 for the three months ended December 31, 2021 compared to a net loss of $242,104 for the three months ended December 31, 2020. This is an increase of $1,648,889 with an increase of $1,641,692 on a constant currency basis, compared to the prior year. For the three months ended December 31, 2021, net income per share was $0.13 for basic and diluted shares compared to a net loss per share $0.02 for basic and diluted shares for the three months ended December 31, 2020.

Six Months Ended December 31, 2021 Compared to the Six Months Ended December 31, 2020

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the six months ended December 31, 2021 and 2020 as a percentage of revenues.

	For the Six Months
	Ended December 31,
	2021	%	2020	%
Net Revenues:
License fees	$1,966,047	6.8%	$2,589,979	10.1%
Subscription and support	15,605,258	54.0%	10,896,665	42.3%
Services	11,322,418	39.2%	12,282,194	47.7%
Total net revenues	28,893,723	100.0%	25,768,838	100.0%

Cost of revenues:
Salaries and consultants	11,324,327	39.2%	9,821,311	38.1%
Travel	496,968	1.7%	262,926	1.0%
Depreciation and amortization	1,494,603	5.2%	1,420,998	5.5%
Other	2,492,215	8.6%	1,839,719	7.1%
Total cost of revenues	15,808,113	54.7%	13,344,954	51.8%

Gross profit	13,085,610	45.3%	12,423,884	48.2%
Operating expenses:
Selling and marketing	3,427,155	11.9%	3,167,631	12.3%
Depreciation and amortization	427,135	1.5%	443,362	1.7%
General and administrative	7,706,442	26.7%	7,493,424	29.1%
Research and development cost	510,620	1.8%	196,408	0.8%
Total operating expenses	12,071,352	41.8%	11,300,825	43.9%

Income from operations	1,014,258	3.5%	1,123,059	4.4%
Other income and (expenses)
Gain (loss) on sale of assets	(190,725)	-0.7%	(74,273)	-0.3%
Interest expense	(191,821)	-0.7%	(197,568)	-0.8%
Interest income	759,386	2.6%	411,675	1.6%
Gain (loss) on foreign currency exchange transactions	2,185,164	7.6%	310,022	1.2%
Share of net loss from equity investment	(240,783)	-0.8%	(151,535)	-0.6%
Other income	22,697	0.1%	132,637	0.5%
Total other income (expenses)	2,343,918	8.1%	430,958	1.7%

Net income before income taxes	3,358,176	11.6%	1,554,017	6.0%
Income tax provision	(369,133)	-1.3%	(509,728)	-2.0%
Net income	2,989,043	10.3%	1,044,289	4.1%
Non-controlling interest	(1,394,289)	-4.8%	(568,839)	-2.2%
Net income attributable to NetSol	$1,594,754	5.5%	$475,450	1.8%

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

	For the Three Months				Favorable (Unfavorable) Change in	Favorable (Unfavorable) Change due to	Total Favorable (Unfavorable)
	Ended December 31,				Constant	Currency	Change as
	2021	%	2020	%	Currency	Fluctuation	Reported

Net Revenues:	$28,893,723	100.0%	$25,768,838	100.0%	$3,471,902	$(347,017)	$3,124,885

Cost of revenues:	15,808,113	54.7%	13,344,954	51.8%	(2,698,220)	235,061	(2,463,159)

Gross profit	13,085,610	45.3%	12,423,884	48.2%	773,682	(111,956)	661,726

Operating expenses:	12,071,352	41.8%	11,300,825	43.9%	(838,248)	67,721	(770,527)

Income (loss) from operations	$1,014,258	3.5%	$1,123,059	4.4%	$(64,566)	$(44,235)	$(108,801)

Net revenues for the six months ended December 31, 2021 and 2020 are broken out among the segments as follows:

	2021		2020
	Revenue	%	Revenue	%

North America	$1,990,613	6.9%	$1,829,434	7.1%
Europe	5,394,993	18.7%	5,878,097	22.8%
Asia-Pacific	21,508,117	74.4%	18,061,307	70.1%
Total	$28,893,723	100.0%	$25,768,838	100.0%

Revenues

License fees

License fees for the six months ended December 31, 2021 were $1,966,047 compared to $2,589,979 for the six months ended December 31, 2020 reflecting a decrease of $623,932 with a change in constant currency of $462,780. During the six months ended December 31, 2021, we recognized approximately $1,920,000 related to a new agreement with DTFS for the sale of both our legacy and Ascent product® for their new business segment in the Japanese and Australian markets. During the six months ended December 31, 2020, the Company recognized approximately $2,410,000 of revenue related to a new agreement with an existing tier one finance company in China to upgrade to our NFS Ascent® Retail and Wholesale platforms.

Subscription and support

Subscription and support fees for the six months ended December 31, 2021 were $15,605,258 compared to $10,896,665 for the six months ended December 31, 2020 reflecting an increase of $4,708,593 with a change in constant currency of $5,074,240. The major increase is related to the revised ceiling amount for post contract support due to the software customizations related to the DFS contract. The Company recorded a one-time post contract support revenue of approximately $3,480,000 using the catch-up approach during the six months ended December 31, 2021. In addition, the Company will recognize approximately $7,931,000 of additional subscription and support revenue over the remaining four years of the contract. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the six months ended December 31, 2021 was $11,322,418 compared to $12,282,194 for the six months ended December 31, 2020 reflecting a decrease of $959,776 with a decrease in constant currency of $1,139,558. The decrease is primarily due to the reduction in implementation services as certain implementations are nearing completion or have gone live. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Gross Profit

The gross profit was $13,085,610, for the six months ended December 31, 2021 as compared with $12,423,884 for the six months ended December 31, 2020. This is an increase of $661,726 with a change in constant currency of $773,682. The gross profit percentage for the six months ended December 31, 2021 decreased to 45.3% from 48.2% for the six months ended December 31, 2020. The cost of sales was $15,808,113 for the six months ended December 31, 2021 compared to $13,344,954 for the six months ended December 31, 2020 for an increase of $2,463,159 and on a constant currency basis an increase of $2,698,220. As a percentage of sales, cost of sales increased from 51.8% for the six months ended December 31, 2020 to 54.7% for the six months ended December 31, 2021.

Salaries and consultant fees increased by $1,503,016 from $9,821,311 for the six months ended December 31, 2020 to $11,324,327 for the six months ended December 31, 2021 and on a constant currency basis increased by $1,667,575. The increase is due to increases in salaries that had been decreased as part of our cost savings measure due to the COVID-19 pandemic last year, annual salary raises, and new hirings. As a percentage of sales, salaries and consultant expense increased from 38.1% for the six months ended December 31, 2020 to 39.2% for the six months ended December 31, 2021.

Travel expense was $496,968 for the six months ended December 31, 2021 compared to $262,926 for the six months ended December 31, 2020 for an increase of $234,042 with an increase in constant currency of $234,351. The increase in travel expense is due to the increase in travel as countries begin lifting travel restrictions.

Depreciation and amortization expense increased to $1,494,603 compared to $1,420,998 for the six months ended December 31, 2020 or an increase of $73,605 and on a constant currency basis an increase of $122,301.

Other cost increased to $2,492,215 for the six months ended December 31, 2021 compared to $1,839,719 for the six months ended December 31, 2020 or an increase of $652,496 and on constant currency basis an increase of $673,993. The increase is mainly due to a one time hosting cost of $302,000 and increase in repair and maintenance cost and computer cost.

Operating Expenses

Operating expenses were $12,071,352 for the six months ended December 31, 2021 compared to $11,300,825, for the six months ended December 31, 2020 for an increase of 6.8% or $770,527 and on a constant currency basis an increase of 7.4% or $838,248. As a percentage of sales, it decreased from 43.9% to 41.8%. The increase in operating expenses was primarily due to increases in general and administrative expenses and research and development costs.

Selling expenses were $3,427,155 for the six months ended December 31, 2021 compared to $3,167,631, for the six months ended December 31, 2020 for an increase of $259,524 and on constant currency basis an increase of $314,785.

General and administrative expenses were $7,706,442 for the six months ended December 31, 2021 compared to $7,493,424 at December 31, 2020 for an increase of $213,018 or 2.8% and on a constant currency basis an increase of $205,203 or 2.8%. During the six months ended December 31, 2021, salaries increased by approximately $207,154 or $221,131 on a constant currency basis, and professional services increased approximately $119,054 or $109,451 on constant currency basis and other general and administrative expenses decreased approximately $113,190 or $125,379 on a constant currency basis.

Research and development cost was $510,620 for the six months ended December 31, 2021 compared to $196,408, for the six months ended December 31, 2020 for an increase of $314,212 and on constant currency basis an increase of $334,542.

Income from Operations

Income from operations was $1,014,258 for the six months ended December 31, 2021 compared to $1,123,059 for the six months ended December 31, 2020. This represents a decrease of $108,801 with a decrease of $64,566 on a constant currency basis for the six months ended December 31, 2021 compared with the six months ended December 31, 2020. As a percentage of sales, income from operations was 3.5% for the six months ended December 31, 2021 compared to income from operations of 4.4% for the six months ended December 31, 2020.

Other Income and Expense

Other income was $2,343,918 for the six months ended December 31, 2021 compared to $430,958 for the six months ended December 31, 2020. This represents an increase of $1,912,960 with an increase of $1,977,646 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the six months ended December 31, 2021, we recognized a gain of $2,185,164 in foreign currency exchange transactions compared to a gain of $310,022 for the six months ended December 31, 2020. During the six months ended December 31, 2021, the value of the U.S. dollar and the Euro increased 12.3% and 7.2%, respectively, compared to the PKR. During the six months ended December 31, 2020, the value of the U.S. dollar and the Euro increased 3.5% and 13.2%, respectively, compared to the PKR.

Non-controlling Interest

For the six months ended December 31, 2021, the net income attributable to non-controlling interest was $1,394,289, compared to $568,839 for the six months ended December 31, 2020. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net Income attributable to NetSol

Net income was $1,594,754 for the six months ended December 31, 2021 compared to $475,450 for the six months ended December 31, 2020. This is an increase of $1,119,304 with an increase of $1,113,401 on a constant currency basis, compared to the prior year. For the six months ended December 31, 2021, net income per share was $0.14 for basic and diluted shares compared to $0.04 for basic and diluted shares for the six months ended December 31, 2020.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and six months ended December 31, 2021 and 2020 are as follows:

	For the Three Months Ended	For the Three Months Ended	For the Six months Ended	For the Six months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Net Income (loss) attributable to NetSol	$1,406,785	$(242,104)	$1,594,754	$475,450
Non-controlling interest	1,031,763	162,916	1,394,289	568,839
Income taxes	201,506	245,434	369,133	509,728
Depreciation and amortization	941,732	935,321	1,921,738	1,864,360
Interest expense	90,808	94,241	191,821	197,568
Interest (income)	(316,253)	(210,854)	(759,386)	(411,675)
EBITDA	$3,356,341	$984,954	$4,712,349	$3,204,270
Add back:
Non-cash stock-based compensation	25,289	74,169	28,292	165,164
Adjusted EBITDA, gross	$3,381,630	$1,059,123	$4,740,641	$3,369,434
Less non-controlling interest (a)	(1,293,037)	(441,853)	(1,881,916)	(1,140,697)
Adjusted EBITDA, net	$2,088,593	$617,270	$2,858,725	$2,228,737

Weighted Average number of shares outstanding
Basic	11,244,539	11,580,030	11,249,372	11,683,631
Diluted	11,244,539	11,580,030	11,249,372	11,683,631

Basic adjusted EBITDA	$0.19	$0.05	$0.25	$0.19
Diluted adjusted EBITDA	$0.19	$0.05	$0.25	$0.19

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$1,031,763	$162,916	$1,394,289	$568,839
Income Taxes	61,761	44,233	114,427	92,882
Depreciation and amortization	273,822	264,535	561,453	529,100
Interest expense	26,682	28,824	56,082	60,344
Interest (income)	(101,385)	(67,207)	(244,729)	(133,164)
EBITDA	$1,292,643	$433,301	$1,881,522	$1,118,001
Add back:
Non-cash stock-based compensation	394	8,552	394	22,696
Adjusted EBITDA of non-controlling interest	$1,293,037	$441,853	$1,881,916	$1,140,697

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $25,587,515 at December 31, 2021, compared to $33,705,154 at June 30, 2021.

Net cash used in operating activities was $3,036,634 for the six months ended December 31, 2021 compared to cash provided by operating activities $12,650,844 for the six months ended December 31, 2020. At December 31, 2021, we had current assets of $54,089,697 and current liabilities of $21,032,680. We had accounts receivable of $7,190,759 at December 31, 2021 compared to $4,184,096 at June 30, 2021. We had revenues in excess of billings of $19,715,794 at December 31, 2021 compared to $15,637,734 at June 30, 2021 of which $985,772 and $957,603 is shown as long term as of December 31, 2021 and June 30, 2021, respectively. The long-term portion was discounted by $48,070 and $66,779 at December 31, 2021 and June 30, 2021, respectively, using the discounted cash flow method with interest rates ranging from 4.65% to 6.25%. During the six months ended December 31, 2021, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $7,084,723 from $19,821,830 at June 30, 2021 to $26,906,553 at December 31, 2021. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,394,780 and $10,147,993, respectively at December 31, 2021. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,696,035 and $11,366,171, respectively at June 30, 2021.

The average days sales outstanding for the six months ended December 31, 2021 and 2020 were 137 and 174 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $572,180 for the six months ended December 31, 2021, compared to $1,219,701 for the six months ended December 31, 2020. We had purchases of property and equipment of $773,953 compared to $1,249,895 for the six months ended December 31, 2020. For the six months ended December 31, 2020, we invested $93,000, in Drivemate.

Net cash used in financing activities was $626,955 for the six months ended December 31, 2021, compared to $862,685 for the six months ended December 31, 2020. For the six months ended December 31, 2021, we purchased 22,510 shares of our own stock for $100,106 compared to the purchase of 446,996 shares for $1,392,671 for the same period last year. The six months ended December 31, 2021 included the cash inflow of $188,272 from bank proceeds compared to $705,338 for the same period last year. During the six months ended December 31, 2021, we had net payments for bank loans and finance leases of $715,121 compared to $175,352 for the six months ended December 31, 2020. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of December 31, 2021, we had approximately $25.6 million of cash, cash equivalents and marketable securities of which approximately $23.5 million is held by our foreign subsidiaries. As of June 30, 2021, we had approximately $33.7 million of cash, cash equivalents and marketable securities of which approximately $31.7 million was held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($405,405) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($2,817,219) and a running finance facility of Rupees 75 million ($422,583). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($5,070,994). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($2,141,086) and a running finance facility of Rs. 120 million ($676,133) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2021, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The repurchases provided in the table below were made through the quarter ended December 31, 2021:

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
Aug-2021	22,510	$4.45	691,528
Total	691,528		691,528	849,256

(1)	The Board of Directors approved a repurchase of shares up to $2,000,000 on July 30, 2020. All shares permitted to be purchased under this July 2020 plan were purchased during the plan’s original date and prior to the conclusion of the extension of the plan. On May 21, 2021, the Board of Directors authorized an additional repurchase plan of up to $2,000,000 worth of shares of common stock. The plan was authorized commencing May 21, 2021 through November 20, 2021 subject to an additional six months extension at the discretion of management. As of December 31, 2021, the total number of shares that could be purchased under both plans was 849,256. The actual maximum number of shares will vary depending on the actual price paid per share purchased.

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

NETSOL TECHNOLOGIES, INC.

Date:	February 14, 2022	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	February 14, 2022	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 49