Form 10-Q
period 2022-03-31
NETSOL TECHNOLOGIES INC
filed 2022-05-12
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

The issuer had 12,191,570 shares issued and 11,252,539 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of May 6, 2022.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$30,573,312	$33,705,154
Accounts receivable, net of allowance of $208,547 and $166,231	7,054,468	4,184,096
Accounts receivable - related party, net of allowance of $1,373,099 and $1,373,099	-	-
Revenues in excess of billings, net of allowance of $84,209 and $136,976	14,610,725	14,680,131
Revenues in excess of billings - related party, net of allowance of $8,163 and $8,163	-	-
Other current assets, net of allowance of $1,243,633 and $1,243,633	2,864,742	3,009,393
Total current assets	55,103,247	55,578,774
Revenues in excess of billings, net - long term	993,862	957,603
Convertible note receivable - related party, net of allowance of $4,250,000 and $4,250,000	-	-
Property and equipment, net	10,114,458	12,091,812
Right of use of assets - operating leases	1,238,713	1,345,869
Long term investment	2,893,700	3,155,852
Other assets	37,583	55,127
Intangible assets, net	2,178,128	3,904,656
Goodwill	9,516,568	9,516,568
Total assets	$82,076,259	$86,606,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,317,127	$6,696,035
Current portion of loans and obligations under finance leases	9,622,669	11,366,171
Current portion of operating lease obligations	706,684	857,729
Unearned revenue	6,948,669	4,556,626
Total current liabilities	23,595,149	23,476,561
Loans and obligations under finance leases; less current maturities	127,899	699,841
Operating lease obligations; less current maturities	570,871	564,257
Total liabilities	24,293,919	24,740,659
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,191,570 shares issued and 11,252,539 outstanding as of March 31, 2022 and 12,181,585 shares issued and 11,265,064 outstanding as of June 30, 2021	121,916	121,816
Additional paid-in-capital	129,084,786	129,018,826
Treasury stock (at cost, 939,031 shares and 916,521 shares as of March 31, 2022 and June 30, 2021, respectively)	(3,920,856)	(3,820,750)
Accumulated deficit	(37,484,998)	(38,801,282)
Other comprehensive loss	(36,740,406)	(31,868,481)
Total NetSol stockholders’ equity	51,060,442	54,650,129
Non-controlling interest	6,721,898	7,215,473
Total stockholders’ equity	57,782,340	61,865,602
Total liabilities and stockholders’ equity	$82,076,259	$86,606,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2022	2021	2022	2021
Net Revenues:
License fees	$1,620,827	$2,120,963	$3,586,874	$4,710,942
Subscription and support	6,554,540	5,674,776	22,159,798	16,571,441
Services	6,634,459	5,988,257	17,956,877	18,270,451
Total net revenues	14,809,826	13,783,996	43,703,549	39,552,834

Cost of revenues:
Salaries and consultants	6,756,898	5,372,302	18,081,225	15,193,613
Travel	256,730	151,075	753,698	414,001
Depreciation and amortization	741,587	759,768	2,236,190	2,180,766
Other	1,220,041	1,075,403	3,712,256	2,915,122
Total cost of revenues	8,975,256	7,358,548	24,783,369	20,703,502

Gross profit	5,834,570	6,425,448	18,920,180	18,849,332

Operating expenses:
Selling and marketing	2,074,873	1,595,967	5,502,028	4,763,598
Depreciation and amortization	206,346	272,075	633,481	715,437
General and administrative	3,841,655	3,860,509	11,548,097	11,353,933
Research and development cost	251,001	234,678	761,621	431,086
Total operating expenses	6,373,875	5,963,229	18,445,227	17,264,054

Income (loss) from operations	(539,305)	462,219	474,953	1,585,278

Other income and (expenses)
Gain (loss) on sale of assets	8,770	(53,012)	(181,955)	(127,285)
Interest expense	(85,916)	(98,656)	(277,737)	(296,224)
Interest income	364,161	231,979	1,123,547	643,654
Gain (loss) on foreign currency exchange transactions	499,516	(1,825,349)	2,684,680	(1,515,327)
Share of net loss from equity investment	(76,798)	(80,953)	(317,581)	(232,488)
Other income	(30,296)	521,758	(7,599)	654,395
Total other income (expenses)	679,437	(1,304,233)	3,023,355	(873,275)

Net income (loss) before income taxes	140,132	(842,014)	3,498,308	712,003
Income tax provision	(157,604)	(133,156)	(526,737)	(642,884)
Net income (loss)	(17,472)	(975,170)	2,971,571	69,119
Non-controlling interest	(260,998)	351,939	(1,655,287)	(216,900)
Net income (loss) attributable to NetSol	$(278,470)	$(623,231)	$1,316,284	$(147,781)

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.02)	$(0.05)	$0.12	$(0.01)
Diluted	$(0.02)	$(0.05)	$0.12	$(0.01)

Weighted average number of shares outstanding
Basic	11,249,606	11,343,406	11,249,449	11,571,878
Diluted	11,249,606	11,343,406	11,249,449	11,571,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$(278,470)	$(623,231)	$1,316,284	$(147,781)
Other comprehensive income (loss):
Translation adjustment	(2,269,229)	1,448,793	(7,020,620)	4,177,423
Translation adjustment attributable to non-controlling interest	464,452	(507,440)	2,148,695	(1,211,174)
Net translation adjustment	(1,804,777)	941,353	(4,871,925)	2,966,249
Comprehensive income (loss) attributable to NetSol	$(2,083,247)	$318,122	$(3,555,641)	$2,818,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

A statement of the changes in equity for the three months ended March 31, 2022 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at December 31, 2021	12,186,070	$121,861	$129,042,021	$(3,920,856)	$(37,206,528)	$(34,935,629)	$6,925,352	$60,026,221
Common stock issued for:
Services	5,500	55	22,170	-	-	-	-	22,225
Fair value of subsidiary options issued			20,595	-	-	-	-	20,595
Foreign currency translation adjustment	-	-	-	-		(1,804,777)	(464,452)	(2,269,229)
Net income (loss)	-	-	-	-	(278,470)		260,998	(17,472)
Balance at March 31, 2022	12,191,570	$121,916	$129,084,786	$(3,920,856)	$(37,484,998)	$(36,740,406)	$6,721,898	$57,782,340

A statement of the changes in equity for the three months ended December 31, 2021 is provided below:

			Additional			Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2021	12,183,570	$121,836	$129,030,982	$(3,920,856)	$(38,613,313)	$(34,013,886)	$6,438,841	$59,043,604
Common stock issued for:
Services	2,500	25	9,875	-	-	-	-	9,900
Fair value of subsidiary options issued	-	-	1,164	-	-	-	-	1,164
Foreign currency translation adjustment	-	-	-	-	-	(921,743)	(545,252)	(1,466,995)
Net income	-	-	-	-	1,406,785	-	1,031,763	2,438,548
Balance at December 31, 2021	12,186,070	$121,861	$129,042,021	$(3,920,856)	$(37,206,528)	$(34,935,629)	$6,925,352	$60,026,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

A statement of the changes in equity for the three months ended September 30, 2021 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2021	12,181,585	$121,816	$129,018,826	$(3,820,750)	$(38,801,282)	$(31,868,481)	$7,215,473	$61,865,602
Subsidiary common stock issued for:
-Services	-	-	167	-	-	-	(167)	-
Common stock issued for:
Services	1,985	20	11,989	-	-	-	-	12,009
Purchase of treasury shares	-	-	-	(100,106)	-	-	-	(100,106)
Foreign currency translation adjustment	-	-	-	-	-	(2,145,405)	(1,138,991)	(3,284,396)
Net income	-	-	-	-	187,969	-	362,526	550,495
Balance at September 30, 2021	12,183,570	$121,836	$129,030,982	$(3,920,856)	$(38,613,313)	$(34,013,886)	$6,438,841	$59,043,604

A statement of the changes in equity for the three months ended March 31, 2021 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at December 31, 2020	12,147,458	$121,476	$128,823,181	$(2,848,640)	$(40,104,089)	$(32,060,151)	$7,287,273	$61,219,050
Common stock issued for:
Services	10,413	104	58,563	-	-	-	-	58,667
Purchase of treasury shares	-	-	-	(672,129)	-	-	-	(672,129)
Foreign currency translation adjustment	-	-	-	-	-	941,353	507,440	1,448,793
Net loss	-	-	-	-	(623,231)	-	(351,939)	(975,170)
Balance at March 31, 2021	12,157,871	$121,580	$128,881,744	$(3,520,769)	$(40,727,320)	$(31,118,798)	$7,442,774	$61,079,211

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

A statement of the changes in equity for the three months ended December 31, 2020 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2020	12,137,045	$121,371	$128,764,618	$(1,920,645)	$(39,861,985)	$(33,210,231)	$6,640,531	$60,533,659
Common stock issued for:
Services	10,413	105	58,563	-	-	-	-	58,668
Purchase of treasury shares	-	-	-	(927,995)	-	-	-	(927,995)
Foreign currency translation adjustment	-	-	-	-	-	1,150,080	483,826	1,633,906
Net income (loss)	-	-	-	-	(242,104)	-	162,916	(79,188)
Balance at December 31, 2020	12,147,458	$121,476	$128,823,181	$(2,848,640)	$(40,104,089)	$(32,060,151)	$7,287,273	$61,219,050

A statement of the changes in equity for the three months ended September 30, 2020 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2020	12,122,149	$121,222	$128,677,754	$(1,455,969)	$(34,269,817)	$(34,085,047)	$6,488,900	$65,477,043
Cumulative effect adjustment (1)	-	-	-	-	(6,309,722)	-	(474,578)	(6,784,300)
Subsidiary common stock issued for:
-Services	-	-	-	-	-	-	378	378
Common stock issued for:
Services	14,896	149	86,864	-	-	-	-	87,013
Purchase of treasury shares	-	-	-	(464,676)	-	-	-	(464,676)
Foreign currency translation adjustment	-	-	-	-	-	874,816	219,908	1,094,724
Net income	-	-	-	-	717,554	-	405,923	1,123,477
Balance at September 30, 2020	12,137,045	$121,371	$128,764,618	$(1,920,645)	$(39,861,985)	$(33,210,231)	$6,640,531	$60,533,659

(1)	Cumulative effect adjustment relates to the adoption of Accounting Standard Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Refer to Note 2 – Accounting Policies for more information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,971,571	$69,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,869,671	2,896,203
Provision for bad debts	6,897	(280,363)
Share of net loss from investment under equity method	317,581	232,488
Loss on sale of assets	181,955	127,285
Stock based compensation	78,225	239,333
Changes in operating assets and liabilities:
Accounts receivable	(3,404,247)	(777,953)
Revenues in excess of billing	(385,971)	7,485,646
Other current assets	53,173	(791,849)
Accounts payable and accrued expenses	14,918	(69,021)
Unearned revenue	2,822,178	1,256,456
Net cash provided by operating activities	5,525,951	10,387,344

Cash flows from investing activities:
Purchases of property and equipment	(1,680,856)	(2,109,058)
Sales of property and equipment	321,251	131,293
Investment in associates	-	(155,500)
Net cash used in investing activities	(1,359,605)	(2,133,265)

Cash flows from financing activities:
Purchase of treasury stock	(100,106)	(2,064,800)
Proceeds from bank loans	312,467	2,109,572
Payments on finance lease obligations and loans - net	(1,045,464)	(533,344)
Net cash used in financing activities	(833,103)	(488,572)
Effect of exchange rate changes	(6,465,085)	2,666,800
Net increase (decrease) in cash and cash equivalents	(3,131,842)	10,432,307
Cash and cash equivalents at beginning of the period	33,705,154	20,166,830
Cash and cash equivalents at end of period	$30,573,312	$30,599,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$332,239	$392,950
Taxes	$694,161	$468,628

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under finance lease	$-	$222,391
Drivemate shares acquired for services rendered	$-	$1,300,000
Shares issued to vendor for services received	$19,525	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

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

Tianjin NuoJinZhiCheng Co., Ltd (“Tianjin”)

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

March 31, 2022

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance except balances maintained in China are insured for RMB 500,000 ($78,864) in each bank and in UK for GBP 85,000 ($111,842) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of March 31, 2022, and June 30, 2021, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $29,315,355 and $31,662,035, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

The Company’s financial assets that were measured at fair value on a recurring basis as of March 31, 2022, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$993,862	$993,862
Total	$-	$-	$993,862	$993,862

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2021, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billing - long term	$-	$-	$957,603	$957,603
Total	$-	$-	$957,603	$957,603

The reconciliation from June 30, 2021 to March 31, 2022 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2021	$1,024,382	$(66,779)	$957,603
Amortization during the period	-	28,587	28,587
Effect of Translation Adjustment	7,813	(141)	7,672
Balance at March 31, 2022	$1,032,195	$(38,333)	$993,862

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

March 31, 2022

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

March 31, 2022

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

March 31, 2022

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

The Company’s disaggregated revenue by category is as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2022	2021	2022	2021
Core:
License	$1,620,827	$2,120,963	$3,586,874	$4,710,942
Subscription and support	6,554,540	5,674,776	22,159,798	16,571,441
Services	5,416,635	4,379,316	14,140,429	13,443,629
Services - related party	-	-	-	-
Total core revenue, net	13,592,002	12,175,055	39,887,101	34,726,012

Non-Core:
Services	1,217,824	1,608,941	3,816,448	4,826,822
Total non-core revenue, net	1,217,824	1,608,941	3,816,448	4,826,822

Total net revenue	$14,809,826	$13,783,996	$43,703,549	$39,552,834

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

March 31, 2022

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	March 31, 2022	June 30, 2021

Revenues in excess of billings	$15,604,587	$15,637,734

Unearned revenue	$6,948,669	$4,556,626

During the nine months ended March 31, 2022, the Company recognized revenue of $3,282,962 that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $43,389,621 as of March 31, 2022, of which the Company estimates to recognize approximately $15,344,251 in revenue over the next 12 months and the remainder over an estimated 6 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

March 31, 2022

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended March 31, 2022			For the nine months ended March 31, 2022
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
Basic income (loss) per share:
Net income (loss) available to common shareholders	$(278,470)	11,249,606	$(0.02)	$1,316,284	11,249,449	$0.12
Effect of dilutive securities
Share grants	-	-	-	-	-	-
Diluted income (loss) per share	$(278,470)	11,249,606	$(0.02)	$1,316,284	11,249,449	$0.12

	For the three months ended March 31, 2021			For the nine months ended March 31, 2021
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share

Basic loss per share:
Net loss available to common shareholders	$(623,231)	11,343,406	$(0.05)	$(147,781)	11,571,878	$(0.01)
Effect of dilutive securities
Share grants	-	-	-	-	-	-
Diluted loss per share	$(623,231)	11,343,406	$(0.05)	$(147,781)	11,571,878	$(0.01)

For the three month ended March 31, 2022, 5,000 share grants were excluded from the shares used to calculate diluted earnings per share as their inclusion would have been anti-dilutive.

For the three and nine months ended March 31, 2021, 30,699 share grants were excluded from the shares used to calculate diluted earnings per share as their inclusion would have been anti-dilutive.

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The accounts of NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing and Tianjin use the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $36,740,406 and $31,868,481 as of March 31, 2022 and June 30, 2021, respectively. During the three and nine months ended March 31, 2022, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $(1,804,777) and $(4,871,925), respectively. During the three and nine months ended March 31, 2021, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation gain attributable to NetSol of $941,353 and $2,966,249, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

NOTE 6 – MAJOR CUSTOMERS

During the nine months ended March 31, 2022, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $15,692,171 and $3,203,536, respectively representing 35.9% and 7.3%, respectively of revenues. During the nine months ended March 31, 2021, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $7,763,189 and $4,295,139, respectively representing 19.6% and 10.9%, respectively of revenues. The revenue from these customers are shown in the Asia – Pacific segment.

Accounts receivable from DFS and BMW at March 31, 2022, were $3,168,260 and $305,321, respectively. Accounts receivable at June 30, 2021, were $462,861 and $35,063, respectively. Revenues in excess of billings at March 31, 2022 were $1,252,548 and $3,696,816 for DFS and BMW, respectively. Revenues in excess of billings at June 30, 2021, were $2,041,750 and $4,453,299 for DFS and BMW, respectively.

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

The Company has accrued interest of $701,062 at March 31, 2022 and June 30, 2021, which is included in “Other current assets”. As of July 1, 2020, the Company stopped accruing interest.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

NOTE 8 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	March 31, 2022	June 30, 2021

Prepaid Expenses	$1,709,971	$1,987,556
Advance Income Tax	379,638	344,699
Employee Advances	112,595	28,816
Security Deposits	252,941	281,464
Other Receivables	93,628	143,258
Other Assets	315,969	223,600
Due From Related Party	1,243,633	1,243,633
	4,108,375	4,253,026
Less allowance for doubtful account	(1,243,633)	(1,243,633)
Net Balance	$2,864,742	$3,009,393

Due from related party is the amount receivable from WRLD3D for which we have provided an allowance for credit loss for the full amount, leaving a net balance of $0.

NOTE 9 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	March 31, 2022	June 30, 2021

Revenues in excess of billings - long term	$1,032,195	$1,024,382
Present value discount	(38,333)	(66,779)
Net Balance	$993,862	$957,603

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the three and nine months ended March 31, 2022, the Company accreted $9,546 and $28,587, respectively. During the three and nine months ended March 31, 2021, the Company accreted $2,331 and $44,157, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 4.65% to 6.25%.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	March 31, 2022	June 30, 2021

Office Furniture and Equipment	$3,287,329	$3,440,501
Computer Equipment	14,122,850	18,681,991
Assets Under Capital Leases	341,927	1,136,128
Building	5,378,874	6,205,210
Land	1,387,483	1,608,024
Autos	2,244,069	1,770,147
Improvements	191,934	35,592
Subtotal	26,954,466	32,877,593
Accumulated Depreciation	(16,840,008)	(20,785,781)
Property and Equipment, Net	$10,114,458	$12,091,812

For the three and nine months ended March 31, 2022, depreciation expense was $540,822 and $1,608,007, respectively. Of these amounts, $334,476 and $974,526, respectively, are reflected in cost of revenues. For the three and nine months ended March 31, 2021, depreciation expense was $575,855 and $1,557,578, respectively. Of these amounts, $303,780 and $842,141, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of March 31, 2022 and June 30, 2021:

	As of	As of
	March 31, 2022	June 30, 2021
Computers and Other Equipment	$-	$169,487
Furniture and Fixtures	-	57,509
Vehicles	341,927	909,132
Total	341,927	1,136,128
Less: Accumulated Depreciation - Net	(149,740)	(627,119)
	$192,187	$509,009

Finance lease term and discount rate were as follows:

	As of	As of
	March 31, 2022	June 30, 2021

Weighted average remaining lease term - Finance leases	2.18 Years	0.55 Years

Weighted average discount rate - Finance leases	9.7%	5.6%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2022	June 30, 2021
Assets
Operating lease assets, net	$1,238,713	$1,345,869

Liabilities
Current
Operating	$706,684	$857,729
Non-current
Operating	570,871	564,257
Total Lease Liabilities	$1,277,555	$1,421,986

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

The components of lease cost were as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2022	2021	2022	2021

Amortization of finance lease assets	$16,273	$65,628	$59,201	$142,807
Interest on finance lease obligation	5,632	6,662	13,780	25,307
Operating lease cost	137,270	319,712	518,048	950,538
Short term lease cost	128,008	33,138	166,789	63,209
Sub lease income	(8,907)	(9,155)	(27,012)	(26,517)
Total lease cost	$278,276	$415,985	$730,806	$1,155,344

Lease term and discount rate were as follows:

	As of	As of
	March 31, 2022	June 30, 2021

Weighted average remaining lease term - Operating leases	3.38 Years	1.78 Years

Weighted average discount rate - Operating leases	5.9%	5.7%

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Nine Months
	Ended March 31
	2022	2021

Operating cash flows related to operating leases	$541,705	$856,135

Operating cash flows related to finance leases	$3,553	$20,138

Financing cash flows related to finance leases	$55,399	$254,985

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

Maturities of operating lease liabilities were as follows as of March 31, 2022:

Amount
Within year 1	$742,215
Within year 2	221,799
Within year 3	146,200
Within year 4	131,729
Within year 5	98,977
Thereafter	1,621
Total Lease Payments	1,342,541
Less: Imputed interest	(64,986)
Present Value of lease liabilities	1,277,555
Less: Current portion	(706,684)
Non-Current portion	$570,871

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and are currently on a month by month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three and nine months ended March 31, 2022, the Company received lease income of $8,907 and $27,012, respectively. For the three and nine months ended March 31, 2021, the Company received lease income of $9,155 and $26,517, respectively.

NOTE 12 – LONG TERM INVESTMENT

Drivemate

The Company and Drivemate Co., Ltd. (“Drivemate”) entered into a subscription agreement on April 25, 2019, (“Drivemate Agreement”) whereby the Company purchased an equity interest of 30% in Drivemate. Per the Drivemate Agreement, the Company purchased 5,469 preferred shares for $1,800,000 consisting of $500,000 cash to be paid over a two-year period and $1,300,000 to be provided in services. The Company has paid the $500,000 in cash and has provided services of $1,300,000. Pursuant to the agreement, the number of shares to be issued is adjusted as necessary to result in an equity ownership equal to 30% of the issued and outstanding shares at the final payment date. As of March 31, 2022, the Company has been issued 8,178 shares equal to 30% of Drivemate. Per the Drivemate Agreement, the Company appointed two directors to the Drivemate board. The Company determined that it met the significant influence criteria since two of the four directors are appointed by the Company and the Company owns 30% of Drivemate; therefore, the Company accounts for the investment using the equity method of accounting.

The Company provided services of $Nil and $12,528 during the three and nine months ended March 31, 2022, respectively and did not provide any services during the three and nine months ended March 31, 2021.

Under the equity method of accounting, the Company recorded its share of net income of $4,712 and net loss of $54,193 for the three and nine months ended March 31, 2022, respectively and the Company recorded its share of net income of $Nil and $3,919 for the three and nine months ended March 31, 2021, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

WRLD3D-Related Party

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which was earned by providing IT and enterprise software solutions.

NetSol PK has not provided services to WRLD3D for the three and nine months ended March 31, 2022 and March 31, 2021. Accounts receivable and revenue in excess of billing were $1,373,099 and $8,163 at March 31, 2022, respectively. The Company has established an allowance for the full amounts of these accounts.

Under the equity method of accounting, the Company recorded its share of net loss of $81,510 and $263,388 for the three and nine months ended March 31, 2022, and the Company recorded its share of net loss of $80,953 and $236,407 for the three and nine months ended March 31, 2021, respectively.

The following table reflects the above investments at March 31, 2022.

	Drivemate	WRLD3D	Total
Gross investment	$1,800,000	$3,888,889	$5,688,889
Cumulative net loss on investment	(94,143)	(2,184,775)	(2,278,918)
Cumulative other comprehensive income (loss)	-	(516,271)	(516,271)
Net investment	$1,705,857	$1,187,843	$2,893,700

NOTE 13 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	March 31, 2022	June 30, 2021

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(17,652,591)	(14,440,001)
Accumulated Amortization	(27,414,278)	(28,900,340)
Net Balance	$2,178,128	$3,904,656

(A) Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $2,178,128 will be amortized over the next 1.5 years. Amortization expense for the three and nine months ended March 31, 2022 was $407,111 and $1,261,664, respectively. Amortization expense for the three and nine months ended March 31, 2021 was $455,988 and $1,338,625, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets is as follows:

Period ended:
March 31, 2023	$1,587,416
March 31, 2024	590,712
$2,178,128

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	March 31, 2022	June 30, 2021

Accounts Payable	$1,791,577	$1,067,937
Accrued Liabilities	3,543,428	2,662,666
Accrued Payroll	-	1,782,512
Accrued Payroll Taxes	316,355	295,349
Taxes Payable	405,550	608,121
Other Payable	260,217	279,450
Total	$6,317,127	$6,696,035

NOTE 15 – DEBTS

Notes payable and finance leases consisted of the following:

		As of March 31, 2022
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$186,395	$186,395	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	711,264	711,264	-
Loan Payable Bank - Export Refinance	(4)	2,728,811	2,728,811	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	2,073,896	2,073,896	-
Loan Payable Bank - Running Finance II	(7)	-	-	-
Loan Payable Bank - Export Refinance III	(8)	3,820,335	3,820,335	-
Sale and Leaseback Financing	(9)	101,342	39,417	61,925
Term Finance Facility	(10)	38,428	19,486	18,942
Insurance Financing	(11)	5,010	5,010	-
		9,665,481	9,584,614	80,867
Subsidiary Finance Leases	(12)	85,087	38,055	47,032
		$9,750,568	$9,622,669	$127,899

		As of June 30, 2021
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$73,143	$73,143	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	1,648,818	1,090,259	558,559
Loan Payable Bank - Export Refinance	(4)	3,162,555	3,162,555	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	2,403,542	2,403,542	-
Loan Payable Bank - Running Finance II	(7)	-	-	-
Loan Payable Bank - Export Refinance III	(8)	4,427,578	4,427,578	-
Sale and Leaseback Financing	(9)	85,313	28,183	57,130
Term Finance Facility	(10)	55,182	19,644	35,538
Insurance Financing	(11)	41,774	41,774	-
		11,897,905	11,246,678	651,227
Subsidiary Finance Leases	(12)	168,107	119,493	48,614
		$12,066,012	$11,366,171	$699,841

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.0% to 7.0% as of March 31, 2022 and June 30, 2021.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

(2)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $394,737. The annual interest rate was 5.12% as of March 31, 2022. The total outstanding balance as of March 31, 2022 and June 30, 2021 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of March 31, 2022, NTE was in compliance with this covenant.

(3)	The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank Limited, approved by the Government of Pakistan to protect the employment situation during the COVID-19 pandemic. This is a term loan payable in three years. The availed facility amount was Rs. 130,324,892 or $711,264, at March 31, 2022, which is shown as current. The availed facility amount was Rs. 260,678,818 or $1,648,818, at June 30, 2021, of which $1,090,259 is shown as current and the remaining $558,559 is shown as long term. The interest rate for the loan was 3% at March 31, 2022 and June 30, 2021.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 500,000,000 or $2,728,811 at March 31, 2022 and Rs. 500,000,000 or $3,162,555 at June 30, 2021. The interest rate for the loan was 3% at March 31, 2022 and June 30, 2021.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 75,000,000 or $409,322, at March 31, 2022. The balance outstanding at March 31, 2022 and June 30, 2021 was Rs. Nil. The interest rate for the loan was 14.0% and 9.5% at March 31, 2022 and June 30, 2021, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of March 31, 2022, NetSol PK was in compliance with this covenant.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 380,000,000 or $2,073,896 and Rs. 380,000,000 or $2,403,542 at March 31, 2022 and June 30, 2021, respectively. The interest rate for the loan was 3% at March 31, 2022 and June 30, 2021.

(7)	The Company’s subsidiary, NetSol PK, has a running finance facility with Samba Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 120,000,000 or $654,915 and Rs. 120,000,000 or $759,013, at March 31, 2022 and June 30, 2021, respectively. The interest rate for the loan was 13.5% and 9.0% at March 31, 2022 and June 30, 2021, respectively. The balance outstanding at March 31, 2022 and June 30, 2021 was Rs. Nil.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of March 31, 2022, NetSol PK was in compliance with these covenants.

(8)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 900,000,000 or $4,911,859 and Rs. 900,000,000 or $5,692,600, at March 31, 2022 and June 30, 2021, respectively. NetSol PK used Rs. 700,000,000 or $3,820,335 and Rs. 700,000,000 or $4,427,578, at March 31, 2022 and June 30, 2021, respectively. The interest rate for the loan was 3% at March 31, 2022 and June 30, 2021.

(9)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of March 31, 2022, NetSol PK used Rs. 18,568,847 or $101,342 of which $61,925 was shown as long term and $39,417 as current. As of June 30, 2021, NetSol PK used Rs. 13,487,949 or $85,313 of which $57,130 was shown as long term and $28,183 as current. The interest rate for the loan was 9.0% at March 31, 2022, and June 30, 2021.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

(10)	In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement. The loan amount was £69,549, or $91,512, for a period of 5 years with monthly payments of £1,349, or $1,775. As of March 31, 2022, the subsidiary has used this facility up to $34,428, of which $18,942 was shown as long-term and $19,486 as current. As of June 30, 2021, the subsidiary has used this facility up to $55,182, of which $35,538 was shown as long-term and $19,644 as current. The interest rate was 6.14% at March 31, 2022 and June 30, 2021.

(11)	The Company’s subsidiary, VLS, finances Directors’ and Officers’ (“D&O”) liability insurance, and the $5,011 and $41,774 was recorded in current maturities, at March 31, 2022 and June 30, 2021, respectively. The interest rate on this financing ranged from 9.7% to 12.7% as of March 31, 2022 and was 9.7% as of June 30, 2021.

(12)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2024. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three and nine months ended March 31, 2022 and 2021.

Following is the aggregate minimum future lease payments under finance leases as of March 31, 2022:

Amount
Minimum Lease Payments
Within year 1	$44,278
Within year 2	41,162
Within year 3	8,749
Total Minimum Lease Payments	94,189
Interest Expense relating to future periods	(9,102)
Present Value of minimum lease payments	85,087
Less: Current portion	(38,055)
Non-Current portion	$47,032

Following is the aggregate future long term debt payments as of March 31, 2022

Amount
Loan Payments
Within year 1	$770,167
Within year 2	63,677
Within year 3	17,190
Total Loan Payments	851,034
Less: Current portion	(770,167)
Non-Current portion	$80,867

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

NOTE 16 - STOCKHOLDERS’ EQUITY

During the three and nine months ended March 31, 2022, the Company issued nil and 1,985 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $12,009.

During the three and nine months ended March 31, 2022, the Company issued 3,000 shares of its common stock to employees pursuant to the terms of their employment agreements valued at $12,600.

During the three and nine months ended March 31, 2022, the Company issued 2,500 and 5,000 shares of common stock for services received from one of its vendors. These shares were valued at the fair market value of $9,625 and $19,525, respectively.

During the three and nine months ended March 31, 2022, the Company purchased nil and 22,510 shares of its own stock for $100,106 pursuant to the Company’s stock repurchase plan.

NOTE 17 – SHARE BASED PAYMENTS

The following table summarizes stock grants awarded as compensation:

	# of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2021	6,985	$5.75
Granted	3,000	$4.20
Vested	(4,985)	$4.94
Forfeited / Cancelled	-	$-
Unvested, March 31, 2022	5,000	$5.69

For the three and nine months ended March 31, 2022, the Company recorded compensation expense of $19,713 and $36,941, respectively. For the three and nine months ended March 31, 2021, the Company recorded compensation expense of $74,169 and $239,333, respectively. The compensation expense related to the unvested stock grants as of March 31, 2022 was $7,112 which will be recognized during the fiscal year 2022.

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

March 31, 2022

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

The following table presents a summary of identifiable assets as of March 31, 2022 and June 30, 2021:

	As of	As of
	March 31, 2022	June 30, 2021
Identifiable assets:
Corporate headquarters	$1,765,803	$2,067,474
North America	5,653,292	6,073,616
Europe	9,448,659	10,363,611
Asia - Pacific	65,208,505	68,101,560
Consolidated	$82,076,259	$86,606,261

The following table presents a summary of investment under equity method as of March 31, 2022 and June 30, 2021:

	As of	As of
	March 31, 2022	June 30, 2021
Investment in associates under equity method:
Corporate headquarters	$337,127	$396,403
Asia - Pacific	2,556,573	2,759,449
Consolidated	$2,893,700	$3,155,852

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

The following table presents a summary of operating information for the three and nine months ended March 31:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2022	2021	2022	2021
Revenues from unaffiliated customers:
North America	$1,113,820	$1,008,011	$3,104,433	$2,837,445
Europe	2,088,918	2,748,945	7,483,911	8,627,042
Asia - Pacific	11,607,088	10,027,040	33,115,205	28,088,347
	14,809,826	13,783,996	43,703,549	39,552,834
Revenue from affiliated customers
Asia - Pacific	-	-	-	-
	-	-	-	-
Consolidated	$14,809,826	$13,783,996	$43,703,549	$39,552,834

Intercompany revenue
Europe	$105,668	$160,970	$349,345	$426,883
Asia - Pacific	3,104,913	3,810,340	6,439,377	9,094,697
Eliminated	$3,210,581	$3,971,310	$6,788,722	$9,521,580

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(394,375)	$(804,636)	$(127,742)	$1,536,305
North America	(86,722)	57,460	(213,730)	(271,356)
Europe	(575,533)	(474,629)	(973,972)	301,472
Asia - Pacific	1,039,158	246,635	4,287,015	(1,497,302)
Consolidated	$(17,472)	$(975,170)	$2,971,571	$69,119

Depreciation and amortization:
North America	$451	$701	$1,544	$3,653
Europe	88,987	139,180	288,481	356,117
Asia - Pacific	858,495	891,962	2,579,646	2,536,433
Consolidated	$947,933	$1,031,843	$2,869,671	$2,896,203

Interest expense:
Corporate headquarters	$8,105	$4,647	$28,111	$15,578
North America	-	725	-	2,660
Europe	1,766	4,106	8,050	8,133
Asia - Pacific	76,045	89,178	241,576	269,853
Consolidated	$85,916	$98,656	$277,737	$296,224

Income tax expense:
Corporate headquarters	$-	$-	$800	$-
North America	400	450	2,000	450
Europe	-	18,333	9,524	222,370
Asia - Pacific	157,204	114,373	514,413	420,064
Consolidated	$157,604	$133,156	$526,737	$642,884

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

The following table presents a summary of capital expenditures for the nine months ended March 31:

	For the Nine Months
	Ended March 31,
	2022	2021
Capital expenditures:
North America	$-	$1,520
Europe	134,450	388,367
Asia - Pacific	1,546,406	1,719,171
Consolidated	$1,680,856	$2,109,058

NOTE 20 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at March 31, 2022

NetSol PK	33.88%	$6,675,082
NetSol-Innovation	33.88%	91,961
NetSol Thai	0.006%	(151)
OTOZ Thai	5.60%	(1,091)
OTOZ	5.59%	(43,903)
Total		$6,721,898

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2021

NetSol PK	33.88%	$7,101,883
NetSol-Innovation	33.88%	136,611
NetSol Thai	0.006%	(208)
OTOZ Thai	0.006%	(52)
OTOZ	5.00%	(22,761)
Total		$7,215,473

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

During the three and nine months ended March 31, 2022, the Company recorded an income tax provision of $157,604 and $526,737, respectively, resulting in an effective tax rate of (112.5%) and 15.1%, respectively. During the three and nine months ended March 31, 2021, the Company recorded an income tax provision of $133,156 and $642,884, respectively, resulting in an effective tax rate of (15.8%) and 90.3%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and nine months ended March 31, 2022. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2021, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Other Products

The Company continues to support its North America and European legacy systems including LeasePak and LeaseSoft.

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended March 31, 2022:

●	We generated approximately $1,300,000 by successfully implementing change requests from various customers across multiple regions.

●	We successfully delivered our cloud enabled Ascent front end (POS/CAP) to a leading commercial finance company in Australia at subscription-based pricing. This implementation has generated revenues of approximately $200,000.

●	We signed a contract with a notable Swedish bank to implement NFS Ascent in Sweden, Norway, Denmark and Finland. This contract is in the discovery phase.

●	We onboarded another 5 dealers of a leading German Auto Manufacturer in US on its digital retailing solution.

●	We started the implementation process for NFS Ascent Retail in Taiwan related to the DFS contract.

Management has identified the following material trends affecting NetSol.

Positive trends:

●	NFS Ascent® SaaS offering is gaining traction in mid-size auto captives and financial institutions in North American and European markets and is consistent with our transformation strategy as market size has expanded globally.

●	Mobility and digital transformation is the new norm showing acceleration in every sector particularly in auto and banking.

●	COVID-19 has created new dynamics for businesses and corporations with employees and executives working from home. Essentially, the decreased office and maintenance costs, as well as the sharply reduced travel expenses, have positively impacted our financials.

●	Since September 2021, we have over 40% of employees working from the office in all of our global locations.

●	The work environment created by COVID-19 led our R&D teams to expand and monetize mobile and digital solutions in our space and complementary sectors in an effort to anticipate customer needs.

●	In developing markets, new interests are emerging from existing clients for upgrades and mobility platforms.

●	Growing opportunities and dynamics of shared car ownership either through ride hailing or car sharing encourage the use of our innovation and development tools.

●	Otoz platform is showing positive trajectory of interest from existing and new auto leasing and Tier 1 companies in all of our markets, including China, the US and Europe.

●	Improved stability in US and Pakistan relationship boosting confidence and trade relations.

●	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $62 billion investment from the originally planned $46 billion on Pakistan energy and infrastructure sectors.

●	China’s auto sector remains strong as our customers are constantly demanding ‘Change Requests’ or additional services and reflects resilience.

Negative trends:

●

With Russia’s invasion of Ukraine, the global economy could pose possible barriers to trade and cross border investment which could lead to lower incomes, inflated prices for goods and services, and reduced investment opportunities and returns across the world.

●	The global stock markets have continued to decline since the beginning of the year bringing fears of a global recession.

●	The degree to which the COVID-19 pandemic impacts our future business globally, results of operations and financial condition will depend on future developments, which are uncertain, including but not limited to the duration, spread and severity of the pandemic, the availability, adoption and efficacy of vaccines, government responses and other actions to mitigate the spread of and to treat COVID-19, and when and to what extent normal business, economic and social activity and conditions resume.

●	We are unable to predict the extent to which the pandemic impacts our customers and other partners and their financial conditions, but adverse effects on these parties could also adversely affect us.

●	Most OEMs and auto sectors are experiencing a major slowdown due to lockdowns, health concerns and component part supply chain issues.

●	The C-level decision making to acquire new systems or even upgrade will be elongated due to uncertainty of the COVID-19 virus.

●	Due to travel restrictions caused by COVID-19, and with the recent resurgence in China, it has been difficult to conduct face to face meetings for global clients and new prospects removing the personal connection essential to some decision making.

●	The COVID-19 pandemic has adversely affected live industry conferences and events, such as those held by the Equipment Leasing and Finance Association (ELFA), reducing leads and market exposure.

●	Working from the office continues to pose its own risk of virus spread until it ameliorated.

●	Political actions, including trade protection and national security policies of the U.S. and Chinese governments, such as tariffs or bans could in the future limit or prevent companies from transacting business with China and aggravate the global business environment.

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2022 Compared to the Quarter Ended March 31, 2021

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021 as a percentage of revenues.

	For the Three Months
	Ended March 31,
	2022	%	2021	%
Net Revenues:
License fees	$1,620,827	10.9%	$2,120,963	15.4%
Subscription and support	6,554,540	44.3%	5,674,776	41.2%
Services	6,634,459	44.8%	5,988,257	43.4%
Total net revenues	14,809,826	100.0%	13,783,996	100.0%

Cost of revenues:
Salaries and consultants	6,756,898	45.6%	5,372,302	39.0%
Travel	256,730	1.7%	151,075	1.1%
Depreciation and amortization	741,587	5.0%	759,768	5.5%
Other	1,220,041	8.2%	1,075,403	7.8%
Total cost of revenues	8,975,256	60.6%	7,358,548	53.4%

Gross profit	5,834,570	39.4%	6,425,448	46.6%
Operating expenses:
Selling and marketing	2,074,873	14.0%	1,595,967	11.6%
Depreciation and amortization	206,346	1.4%	272,075	2.0%
General and administrative	3,841,655	25.9%	3,860,509	28.0%
Research and development cost	251,001	1.7%	234,678	1.7%
Total operating expenses	6,373,875	43.0%	5,963,229	43.3%

Income (loss) from operations	(539,305)	-3.6%	462,219	3.4%
Other income and (expenses)
Gain (loss) on sale of assets	8,770	0.1%	(53,012)	-0.4%
Interest expense	(85,916)	-0.6%	(98,656)	-0.7%
Interest income	364,161	2.5%	231,979	1.7%
Gain (loss) on foreign currency exchange transactions	499,516	3.4%	(1,825,349)	-13.2%
Share of net loss from equity investment	(76,798)	-0.5%	(80,953)	-0.6%
Other income	(30,296)	-0.2%	521,758	3.8%
Total other income (expenses)	679,437	4.6%	(1,304,233)	-9.5%

Net income (loss) before income taxes	140,132	0.9%	(842,014)	-6.1%
Income tax provision	(157,604)	-1.1%	(133,156)	-1.0%
Net loss	(17,472)	-0.1%	(975,170)	-7.1%
Non-controlling interest	(260,998)	-1.8%	351,939	2.6%
Net loss attributable to NetSol	$(278,470)	-1.9%	$(623,231)	-4.5%

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

						Favorable
					Favorable (Unfavorable)	(Unfavorable) Change	Total Favorable
	For the Three Months				Change in	due to	(Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2022	%	2021	%	Currency	Fluctuation	Reported

Net Revenues:	$14,809,826	100.0%	$13,783,996	100.0%	$2,039,787	$(1,013,957)	$1,025,830

Cost of revenues:	8,975,256	60.6%	7,358,548	53.4%	(2,417,114)	800,406	(1,616,708)

Gross profit	5,834,570	39.4%	6,425,448	46.6%	(377,327)	(213,551)	(590,878)

Operating expenses:	6,373,875	43.0%	5,963,229	43.3%	(808,935)	398,289	(410,646)

Income (loss) from operations	$(539,305)	-3.6%	$462,219	3.4%	$(1,186,262)	$184,738	$(1,001,524)

Net revenues for the quarter ended March 31, 2022 and 2021 are broken out among the segments as follows:

	2022		2021
	Revenue	%	Revenue	%

North America	$1,113,820	7.5%	$1,008,011	7.3%
Europe	2,088,918	14.1%	2,748,945	19.9%
Asia-Pacific	11,607,088	78.4%	10,027,040	72.7%
Total	$14,809,826	100.0%	$13,783,996	100.0%

Revenues

License fees

License fees for the three months ended March 31, 2022 were $1,620,827 compared to $2,120,963 for the three months ended March 31, 2021 reflecting a decrease of $500,136 with a change in constant currency of $312,062. During the three months ended March 31, 2022, we recognized approximately $1,117,000 related to a new agreement with DTFS for the sale of both our legacy and Ascent product® for their new business segment in the South African market and $465,000 from the DFS contract. During the three months ended March 31, 2021, we recognized approximately $2,100,000 related to a license agreement with an existing tier one finance company in Thailand for our CAP and CMS solutions.

Subscription and support

Subscription and support fees for the three months ended March 31, 2022 were $6,554,540 compared to $5,674,776 for the three months ended March 31, 2021 reflecting an increase of $879,764 with a change in constant currency of $1,330,584. The major increase is related to the revised ceiling amount for post contract support due to the software customizations related to the DFS contract. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended March 31, 2022 was $6,634,459 compared to $5,988,257 for the three months ended March 31, 2021 reflecting an increase of $646,202 with an increase in constant currency of $1,021,265. The increase is primarily due to services provided to customers during the implementation phase.

Gross Profit

The gross profit was $5,834,570, for the three months ended March 31, 2022 as compared with $6,425,448 for the three months ended March 31, 2021. This is a decrease of $590,878 with a change in constant currency of $377,327. The gross profit percentage for the three months ended March 31, 2022 also decreased to 39.4% from 46.6% for the three months ended March 31, 2021. The cost of sales was $8,975,256 for the three months ended March 31, 2022 compared to $7,358,548 for the three months ended March 31, 2021 for an increase of $1,616,708 and on a constant currency basis an increase of $2,417,114. As a percentage of sales, cost of sales increased from 53.4% for the three months ended March 31, 2021 to 60.6% for the three months ended March 31, 2022.

Salaries and consultant fees increased by $1,384,596 from $5,372,302 for the three months ended March 31, 2021 to $6,756,898 for the three months ended March 31, 2022 and on a constant currency basis increased by $1,977,061. The increase is due to increases in salaries that had been decreased as part of our cost savings measure due to the COVID-19 pandemic last year, annual salary raises, and new hirings. As a percentage of sales, salaries and consultant expense increased from 39.0% for the three months ended March 31, 2021 to 45.6% for the three months ended March 31, 2022.

Travel expense was $256,730 for the three months ended March 31, 2022 compared to $151,075 for the three months ended March 31, 2021 for an increase of $105,655 with an increase in constant currency of $127,526. The increase in travel expense is due to the increase in travel as countries begin lifting travel restrictions.

Depreciation and amortization expense decreased to $741,587 compared to $759,768 for the three months ended March 31, 2021 or a decrease of $18,181 and on a constant currency basis an increase of $69,770.

Other cost increased to $1,220,041 for the three months ended March 31, 2022 compared to $1,075,403 for the three months ended March 31, 2021 or an increase of $144,638 and on a constant currency basis an increase of $242,757. The increase is mainly due to increase in repair and maintenance cost and computer cost.

Operating Expenses

Operating expenses were $6,373,875 for the three months ended March 31, 2022 compared to $5,963,229, for the three months ended March 31, 2021 for an increase of 6.9% or $410,646 and on a constant currency basis an increase of 13.8% or $808,935. As a percentage of sales, it decreased from 43.3% to 43.0%. The increase in operating expenses was primarily due to increases in selling expenses, and research and development costs off set by decrease in general and administrative expenses.

Selling expenses were $2,074,873 for the three months ended March 31, 2022 compared to $1,595,967, for the three months ended March 31, 2021 for an increase of $478,906 and on a constant currency basis an increase of $635,079.

General and administrative expenses were $3,841,655 for the three months ended March 31, 2022 compared to $3,860,509 at March 31, 2021 or a decrease of $18,854 or 0.5% and on a constant currency basis an increase of $178,602 or 4.6%. During the three months ended March 31, 2022, salaries decreased by approximately $116,198 and increased $17,034 on a constant currency basis, and other general and administrative expenses increased approximately $97,344 or $161,568 on a constant currency basis.

Research and development cost was $251,001 for the three months ended March 31, 2022 compared to $234,678, for the three months ended March 31, 2021 for an increase of $16,323 and on a constant currency basis an increase of $45,325.

Income/Loss from Operations

Loss from operations was $539,305 for the three months ended March 31, 2022 compared to income from operations of $462,219 for the three months ended March 31, 2021. This represents a decrease of $1,001,524 with a decrease of $1,186,262 on a constant currency basis for the three months ended March 31, 2022 compared with the three months ended March 31, 2021. As a percentage of sales, loss from operations was 3.6% for the three months ended March 31, 2022 compared to income from operations of 3.4% for the three months ended March 31, 2021.

Other Income and Expense

Other income was $679,437 for the three months ended March 31, 2022 compared to other expense of $1,304,233 for the three months ended March 31, 2021. This represents an increase of $1,938,670 with an increase of $2,068,460 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended March 31, 2022, we recognized a gain of $499,516 in foreign currency exchange transactions compared to a loss of $1,825,349 for the three months ended March 31, 2021. During the three months ended March 31, 2022, the value of the U.S. dollar and the Euro increased 3.2% and 1.2%, respectively, compared to the PKR. During the three months ended March 31, 2021, the value of the U.S. dollar and the Euro decreased 4.5% and 8.7%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended March 31, 2022, the net income attributable to non-controlling interest was $260,998, compared to net loss of $351,939 for the three months ended March 31, 2021. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net loss attributable to NetSol

Net loss was $278,470 for the three months ended March 31, 2022 compared to a net loss of $623,231 for the three months ended March 31, 2021. This is a decrease of $344,761 with a decrease of $152,119 on a constant currency basis, compared to the prior year. For the three months ended March 31, 2022, net loss per share was $0.02 for basic and diluted shares compared to a net loss per share of $0.05 for basic and diluted shares for the three months ended March 31, 2021.

Nine Months Ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2022 and 2021 as a percentage of revenues.

	For the Nine Months
	Ended March 31,
	2022	%	2021	%
Net Revenues:
License fees	$3,586,874	8.2%	$4,710,942	11.9%
Subscription and support	22,159,798	50.7%	16,571,441	41.9%
Services	17,956,877	41.1%	18,270,451	46.2%
Total net revenues	43,703,549	100.0%	39,552,834	100.0%

Cost of revenues:
Salaries and consultants	18,081,225	41.4%	15,193,613	38.4%
Travel	753,698	1.7%	414,001	1.0%
Depreciation and amortization	2,236,190	5.1%	2,180,766	5.5%
Other	3,712,256	8.5%	2,915,122	7.4%
Total cost of revenues	24,783,369	56.7%	20,703,502	52.3%

Gross profit	18,920,180	43.3%	18,849,332	47.7%
Operating expenses:
Selling and marketing	5,502,028	12.6%	4,763,598	12.0%
Depreciation and amortization	633,481	1.4%	715,437	1.8%
General and administrative	11,548,097	26.4%	11,353,933	28.7%
Research and development cost	761,621	1.7%	431,086	1.1%
Total operating expenses	18,445,227	42.2%	17,264,054	43.6%

Income from operations	474,953	1.1%	1,585,278	4.0%
Other income and (expenses)
Gain (loss) on sale of assets	(181,955)	-0.4%	(127,285)	-0.3%
Interest expense	(277,737)	-0.6%	(296,224)	-0.7%
Interest income	1,123,547	2.6%	643,654	1.6%
Gain (loss) on foreign currency exchange transactions	2,684,680	6.1%	(1,515,327)	-3.8%
Share of net loss from equity investment	(317,581)	-0.7%	(232,488)	-0.6%
Other income	(7,599)	0.0%	654,395	1.7%
Total other income (expenses)	3,023,355	6.9%	(873,275)	-2.2%

Net income before income taxes	3,498,308	8.0%	712,003	1.8%
Income tax provision	(526,737)	-1.2%	(642,884)	-1.6%
Net income	2,971,571	6.8%	69,119	0.2%
Non-controlling interest	(1,655,287)	-3.8%	(216,900)	-0.5%
Net income (loss) attributable to NetSol	$1,316,284	3.0%	$(147,781)	-0.4%

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

						Favorable
					Favorable (Unfavorable)	(Unfavorable) Change	Total Favorable
	For the Nine Months				Change in	due to	(Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2022	%	2021	%	Currency	Fluctuation	Reported

Net Revenues:	$43,703,549	100.0%	$39,552,834	100.0%	$5,511,689	$(1,360,974)	$4,150,715

Cost of revenues:	24,783,369	56.7%	20,703,502	52.3%	(5,115,333)	1,035,466	(4,079,867)

Gross profit	18,920,180	43.3%	18,849,332	47.7%	396,356	(325,508)	70,848

Operating expenses:	18,445,227	42.2%	17,264,054	43.6%	(1,647,183)	466,010	(1,181,173)

Income (loss) from operations	$474,953	1.1%	$1,585,278	4.0%	$(1,250,827)	$140,502	$(1,110,325)

Net revenues for the nine months ended March 31, 2022 and 2021 are broken out among the segments as follows:

	2022		2021
	Revenue	%	Revenue	%

North America	$3,104,433	7.1%	$2,837,445	7.2%
Europe	7,483,911	17.1%	8,627,042	21.8%
Asia-Pacific	33,115,205	75.8%	28,088,347	71.0%
Total	$43,703,549	100.0%	$39,552,834	100.0%

Revenues

License fees

License fees for the nine months ended March 31, 2022 were $3,586,874 compared to $4,710,942 for the nine months ended March 31, 2021 reflecting a decrease of $1,124,068 with a change in constant currency of $774,842. During the nine months ended March 31, 2022, we recognized approximately $3,039,000 related to a new agreement with DTFS for the sale of both our legacy and Ascent product® for their new business segment in the Japanese, Australian and South African markets and $465,000 from the DFS contract. During the nine months ended March 31, 2021, we recognized approximately $2,410,000 related to a new agreement with an existing tier one finance company in China to upgrade to our NFS Ascent® Retail and Wholesale platforms and approximately $2,100,000 related to an agreement with an existing tier one finance company in Thailand.

Subscription and support

Subscription and support fees for the nine months ended March 31, 2022 were $22,159,798 compared to $16,571,441 for the nine months ended March 31, 2021 reflecting an increase of $5,588,357 with a change in constant currency of $6,404,824. The major increase is related to the revised ceiling amount for post contract support due to the software customizations related to the DFS contract. The Company recorded a one-time post contract support revenue of approximately $3,480,000 using the catch-up approach during the nine months ended March 31, 2022. In addition, the Company will recognize approximately $7,931,000 of additional subscription and support revenue over the remaining four years of the contract. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the nine months ended March 31, 2022 was $17,956,877 compared to $18,270,451 for the nine months ended March 31, 2021 reflecting a decrease of $313,574 with a decrease in constant currency of $118,293. The decrease is not material and is due to timing of implementation services and change requests. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Gross Profit

The gross profit was $18,920,180, for the nine months ended March 31, 2022 as compared with $18,849,332 for the nine months ended March 31, 2021. This is an increase of $70,848 with a change in constant currency of $396,356. The gross profit percentage for the nine months ended March 31, 2022 decreased to 43.3% from 47.7% for the nine months ended March 31, 2021. The cost of sales was $24,783,369 for the nine months ended March 31, 2022 compared to $20,703,502 for the nine months ended March 31, 2021 for an increase of $4,079,867 and on a constant currency basis an increase of $5,115,333. As a percentage of sales, cost of sales increased from 52.3% for the nine months ended March 31, 2021 to 56.7% for the nine months ended March 31, 2022.

Salaries and consultant fees increased by $2,887,612 from $15,193,613 for the nine months ended March 31, 2021 to $18,081,225 for the nine months ended March 31, 2022 and on a constant currency basis increased by $3,644,636. The increase is due to increases in salaries that had been decreased as part of our cost savings measure due to the COVID-19 pandemic last year, annual salary raises, and new hirings. As a percentage of sales, salaries and consultant expense increased from 38.4% for the nine months ended March 31, 2021 to 41.4% for the nine months ended March 31, 2022.

Travel expense was $753,698 for the nine months ended March 31, 2022 compared to $414,001 for the nine months ended March 31, 2021 for an increase of $339,697 with an increase in constant currency of $361,876. The increase in travel expense is due to the increase in travel as countries begin lifting travel restrictions.

Depreciation and amortization expense increased to $2,236,190 compared to $2,180,766 for the nine months ended March 31, 2021 or an increase of $55,424 and on a constant currency basis an increase of $192,071.

Other cost increased to $3,712,256 for the nine months ended March 31, 2022 compared to $2,915,122 for the nine months ended March 31, 2021 or an increase of $797,134 and on a constant currency basis an increase of $916,750. The increase is mainly due to a one time hosting cost of $302,000 and increases in repair and maintenance cost and computer cost.

Operating Expenses

Operating expenses were $18,445,227 for the nine months ended March 31, 2022 compared to $17,264,054, for the nine months ended March 31, 2021 for an increase of 6.8% or $1,181,173 and on a constant currency basis an increase of 9.5% or $1,647,183. As a percentage of sales, it decreased from 43.7% to 42.2%. The increase in operating expenses was primarily due to increases in selling expenses, general and administrative expenses and research and development costs.

Selling expenses were $5,502,028 for the nine months ended March 31, 2022 compared to $4,763,598, for the nine months ended March 31, 2021 for an increase of $738,430 and on a constant currency basis an increase of $949,864.

General and administrative expenses were $11,548,097 for the nine months ended March 31, 2022 compared to $11,353,933 at March 31, 2021 for an increase of $194,164 or 1.7% and on a constant currency basis an increase of $383,805 or 3.4%. During the nine months ended March 31, 2022, salaries increased by approximately $90,956 or $238,165 on a constant currency basis, and professional services increased approximately $155,897 or $151,683 on a constant currency basis and other general and administrative expenses decreased approximately $339,949 or $296,216 on a constant currency basis.

Research and development cost was $761,621 for the nine months ended March 31, 2022 compared to $431,086, for the nine months ended March 31, 2021 for an increase of $330,535 and on a constant currency basis an increase of $379,867.

Income from Operations

Income from operations was $474,953 for the nine months ended March 31, 2022 compared to $1,585,278 for the nine months ended March 31, 2021. This represents a decrease of $1,110,325 with a decrease of $1,250,827 on a constant currency basis for the nine months ended March 31, 2022 compared with the nine months ended March 31, 2021. As a percentage of sales, income from operations was 1.1% for the nine months ended March 31, 2022 compared to income from operations of 4.0% for the nine months ended March 31, 2021.

Other Income and Expense

Other income was $3,023,355 for the nine months ended March 31, 2022 compared to other expense of $873,275 for the nine months ended March 31, 2021. This represents an increase of $3,896,630 with an increase of $4,046,106 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the nine months ended March 31, 2022, we recognized a gain of $2,684,680 in foreign currency exchange transactions compared to a loss of $1,515,327 for the nine months ended March 31, 2021. During the nine months ended March 31, 2022, the value of the U.S. dollar and the Euro increased 15.9% and 8.5%, respectively, compared to the PKR. During the nine months ended March 31, 2021, the value of the U.S. dollar and the Euro decreased 8.0% and 1.9%, respectively, compared to the PKR.

Non-controlling Interest

For the nine months ended March 31, 2022, the net income attributable to non-controlling interest was $1,655,287, compared to $216,900 for the nine months ended March 31, 2021. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net Income (loss) attributable to NetSol

Net income was $1,316,284 for the nine months ended March 31, 2022 compared to a net loss of $147,781 for the nine months ended March 31, 2021. This is an increase of $1,464,065 with an increase of $1,265,521 on a constant currency basis, compared to the prior year. For the nine months ended March 31, 2022, net income per share was $0.12 for basic and diluted shares compared to a net loss per share of $0.01 for basic and diluted shares for the nine months ended March 31, 2021.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and nine months ended March 31, 2022 and 2021 are as follows:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Net Income (loss) attributable to NetSol	$(278,470)	$(623,231)	$1,316,284	$(147,781)
Non-controlling interest	260,998	(351,939)	1,655,287	216,900
Income taxes	157,604	133,156	526,737	642,884
Depreciation and amortization	947,933	1,031,843	2,869,671	2,896,203
Interest expense	85,916	98,656	277,737	296,224
Interest (income)	(364,161)	(231,979)	(1,123,547)	(643,654)
EBITDA	$809,820	$56,506	$5,522,169	$3,260,776
Add back:
Non-cash stock-based compensation	49,933	74,169	78,225	239,333
Adjusted EBITDA, gross	$859,753	$130,675	$5,600,394	$3,500,109
Less non-controlling interest (a)	(500,805)	66,659	(2,382,721)	(1,074,038)
Adjusted EBITDA, net	$358,948	$197,334	$3,217,673	$2,426,071

Weighted Average number of shares outstanding
Basic	11,249,606	11,343,406	11,249,449	11,571,878
Diluted	11,249,606	11,343,406	11,249,449	11,571,878

Basic adjusted EBITDA	$0.03	$0.02	$0.29	$0.21
Diluted adjusted EBITDA	$0.03	$0.02	$0.29	$0.21

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$260,998	$(351,939)	$1,655,287	$216,900
Income Taxes	45,427	34,867	159,854	127,749
Depreciation and amortization	279,055	283,716	840,508	812,816
Interest expense	25,764	29,585	81,846	89,929
Interest (income)	(117,417)	(71,440)	(362,146)	(204,604)
EBITDA	$493,827	$(75,211)	$2,375,349	$1,042,790
Add back:
Non-cash stock-based compensation	6,978	8,552	7,372	31,248
Adjusted EBITDA of non-controlling interest	$500,805	$(66,659)	$2,382,721	$1,074,038

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $30,573,312 at March 31, 2022, compared to $33,705,154 at June 30, 2021.

Net cash provided by operating activities was $5,525,951 for the nine months ended March 31, 2022 compared to $10,387,344 for the nine months ended March 31, 2021. At March 31, 2022, we had current assets of $55,103,247 and current liabilities of $23,595,149. We had accounts receivable of $7,054,468 at March 31, 2022 compared to $4,184,096 at June 30, 2021. We had revenues in excess of billings of $15,604,587 at March 31, 2022 compared to $15,637,734 at June 30, 2021 of which $993,862 and $957,603 is shown as long term as of March 31, 2022 and June 30, 2021, respectively. The long-term portion was discounted by $38,333 and $66,779 at March 31, 2022 and June 30, 2021, respectively, using the discounted cash flow method with interest rates ranging from 4.65% to 6.25%. During the nine months ended March 31, 2022, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $2,837,225 from $19,821,830 at June 30, 2021 to $22,659,055 at March 31, 2022. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,317,127 and $9,622,669, respectively at March 31, 2022. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,696,035 and $11,366,171, respectively at June 30, 2021.

The average days sales outstanding for the nine months ended March 31, 2022 and 2021 were 133 and 183 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $1,359,605 for the nine months ended March 31, 2022, compared to $2,133,265 for the nine months ended March 31, 2021. We had purchases of property and equipment of $1,680,856 compared to $2,109,058 for the nine months ended March 31, 2021. For the nine months ended March 31, 2021, we invested $155,000, in Drivemate.

Net cash used in financing activities was $833,103 for the nine months ended March 31, 2022, compared to $488,572 for the nine months ended March 31, 2021. For the nine months ended March 31, 2022, we purchased 22,510 shares of our own stock for $100,106 compared to the purchase of 603,688 shares for $2,064,800 for the same period last year. The nine months ended March 31, 2022 included the cash inflow of $312,467 from bank proceeds compared to $2,109,572 for the same period last year. During the nine months ended March 31, 2022, we had net payments for bank loans and finance leases of $1,045,464 compared to $533,344 for the nine months ended March 31, 2021. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of March 31, 2022, we had approximately $30.6 million of cash, cash equivalents and marketable securities of which approximately $29.3 million is held by our foreign subsidiaries. As of June 30, 2021, we had approximately $33.7 million of cash, cash equivalents and marketable securities of which approximately $31.7 million was held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($394,737) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($2,728,811) and a running finance facility of Rupees 75 million ($409,322). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($4,911,859). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($2,073,896) and a running finance facility of Rs. 120 million ($654,915) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The repurchases provided in the table below were made through the quarter ended March 31, 2022:

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
Aug-2021	22,510	$4.45	691,528
Total	691,528		691,528	849,256

(1)	The Board of Directors approved a repurchase of shares up to $2,000,000 on July 30, 2020. All shares permitted to be purchased under this July 2020 plan were purchased during the plan’s original date and prior to the conclusion of the extension of the plan. On May 21, 2021, the Board of Directors authorized an additional repurchase plan of up to $2,000,000 worth of shares of common stock. The plan was authorized commencing May 21, 2021 through November 20, 2021 subject to an additional nine months extension at the discretion of management. As of March 31, 2022, the total number of shares that could be purchased under both plans was 849,256. The actual maximum number of shares will vary depending on the actual price paid per share purchased.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date:	May 12, 2022	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	May 12, 2022	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 52