Form 10-K
period 2022-06-30
NETSOL TECHNOLOGIES INC
filed 2022-09-27
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2022

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $38,398,112 based upon the closing price of the stock as reported on NASDAQ Capital Market ($3.96 per share) on December 31, 2021, the last business day of the registrant’s second quarter. As of September 19, 2022, 12,196,570 shares issued and 11,257,539 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

TABLE OF CONTENTS AND CROSS REFERENCE SHEET

i

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

NETSOL’s primary sources of revenues have been licensing, subscriptions, modification, enhancement and support of its suite of financial applications, under the brand name NFS Ascent® to leading businesses in the global finance and leasing space. With constant innovation being a major part of NETSOL’s DNA, we have enabled NFS Ascent® deployment on the cloud with several implementations already live and some underway. This shift to the cloud will enable NETSOL’s new customers to opt for a subscription-based pricing model rather than the traditional licensing model.

NETSOL’s clients include blue chip organizations, Dow-Jones 30 Industrials, Fortune 500 companies, financial institutions, global vehicle manufacturers through their captive finance companies (“auto captives”), unrelated automotive finance companies (“non-captives”), equipment finance and leasing companies, and banks. All of which are serviced by NETSOL’s strategically placed support and delivery locations around the globe.

Founded in 1997, NETSOL is headquartered in Calabasas, California. NETSOL follows a global strategy for sales and delivery of its portfolio of solutions and services through its offices in the following locations:

■	North America	Los Angeles Area
■	Europe	London Metropolitan Area, Horsham, Flintshire
■	Asia Pacific	Lahore, Karachi, Bangkok, Beijing, Shanghai, Tianjin, Jakarta and Sydney

OUR BUSINESS

Company Business Model

NETSOL believes that our technology solutions offer our customers a return on their investment and allow us to thrive in a hyper competitive and mature global marketplace. Our solutions are bolstered by our people. NETSOL believes that people are the drivers of success; therefore, we invest heavily in our hiring, training and retention of top-notch staff to ensure not only successful selling, but also the ongoing satisfaction of our clients. Taken together, this “selling and attentive servicing” approach creates a distinctive advantage for NETSOL and a unique value for its customers. NETSOL continues to underpin its proven and effective business model which is a combination of affordable pricing through effective cost arbitrage, subject matter expertise, domain experience, scalability and proximity with its global and regional customers.

Niche Market Focus

Through our specialization in the leasing and financing space, we have gained a strong foothold in several global locations and a market leading position in the auto equipment finance segment. NETSOL has a significantly growing presence in the general asset finance space, including equipment and the big-ticket financing industry together with startups and banks.

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

Domain Experience

NETSOL has a strong presence in the captive asset-finance domain. With a collective experience of over two decades in Asia Pacific and Europe and of nearly four decades in North America, NETSOL is one of the few players in this niche industry with a global presence.

Proximity with Global and Regional Customers

We have offices across the world, located strategically to maintain close contact and proximity with our customers in various key markets. This has not only helped us strengthen our customer relationships but also build a deeper understanding of local market dynamics. Simultaneously, we are able to extend services and even support development through a combination of onsite and off-site resources. This approach has allowed us to offer blended rates to our customers by employing a unique and cost-effective global development model.

While our business model is built around the development, implementation and maintenance of our suite of financial applications, we have employed the same facilities and competencies to extend our offerings into related segments, including but not limited to:

■	IT consulting and services
■	Solutions development and implementation
■	Business intelligence
■	Outsourcing services and software process improvement consulting
■	Maintenance and support of existing systems
■	Project management
■	Technology/start-up incubation
■	White labelled digital retailing for auto-captives

Our global operation is broken down into three regions: North America, Europe and Asia Pacific. All of the subsidiaries are seamlessly integrated to function effectively with global delivery capabilities, cross selling to multinational asset finance companies, leveraging of the centralized marketing and pre-sales organization, and a network of employees connected across the globe to support local and global customers and partners.

OUR PRODUCTS AND SERVICES

NFS Ascent®

Covering the complete finance and leasing cycle starting from quotation origination through contract settlements, NFS Ascent® has been designed and developed for a highly flexible setting and is capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. The solution fully automates the entire financing/leasing cycle for companies of any size, including those with multi-billion-dollar portfolios. NFS Ascent® empowers financial institutions to effectively manage their complex lending portfolios, enabling them to thrive in hyper-competitive global markets.

NFS Ascent® is built on cutting-edge, modern technology that enables auto, equipment and big-ticket finance companies, alongside banks, to run their retail and wholesale finance business with ease. With comprehensive domain coverage and powerful configuration engines, it is well architected to empower finance and leasing companies with a platform that supports their growth in terms of business volume and transactions.

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

Our premier solution has been developed using the latest tools and technologies and its n-tier SOA architecture allows the system to greatly improve a myriad of areas including, but not limited to, scalability, performance, fault tolerance and security. NFS Ascent® empowers users with:

●	Improvement in overall productivity within the delivery organization:

○	The features of the integrated Business Process Manager, Workflow Engine, Business Rule Engine and Integration Hub provide flexibility to our clients allowing them to configure certain parts of the application themselves rather than requesting customization.

○	The NFS Ascent® platform and the SOA architecture allow us to develop portals and mobile applications quickly by utilizing our existing services.

○	The n-tier architecture allows us to intelligently distribute processing and eases application maintenance. The loose coupling between various modules and layers reduces the risk of regression in other parts of the system as a result of changes made in one part of the system and follows proven and accepted SOA principles.

●	Amplified customer satisfaction:

○	NFS Ascent® and NFS Digital empower not only the finance company and dealerships, but the end customer as well with self-service digital tools allowing a seamless customer experience throughout the customer journey from origination through contract maturity.

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

NFS Ascent® deployed on the cloud

Our premier, next generation solution NFS Ascent® is also available on the cloud. With swift, seamless deployments and easy scalability, it is an extremely adaptive retail and wholesale platform for the global finance and leasing industry. This cloud-version of NFS Ascent® is offered via flexible, value-driven subscription-based pricing options without the need to pay any upfront license fees. Clients further benefit from a rapid deployment process and the ability to scale on demand.

NFS Digital

NETSOL is the pioneer in the global finance and leasing industry providing a full suite of digital transformation solutions. NFS Digital is a combination of our core strengths, domain, and technology. Our insight into the evolving landscape together with our valuable experience led us to define sound digital transformation strategies and compliment them with smart digital solutions so that our customers always remain competitive and relevant to the dynamic environment. Our digital transformation solutions are extremely robust and can be used with or without our core, next-gen solution (NFS Ascent®) to effectively augment and enhance our customer’s ecosystem.

■	Self-Point of Sale

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

■	Mobile Account

mAccount is a powerful, self-service mobile solution. It empowers the dealer with a powerful backend system and allows the customer to setup a secure account and view information 24/7 to keep track of contract status, resolve queries and make payments, reducing inbound calls for customer queries and improving turnaround time for repayments.

■	Mobile Point of Sale

The mPOS application is a web and mobile-enabled platform featuring a customizable dashboard along with menu selling, application submission, loan calculator, work queues and detailed reporting. mPOS empowers the dealer to make the origination process quick and seamless, increasing overall productivity and system-wide efficiency.

■	Mobile Dealer

mDealer provides more visibility and control over inventories – with minimal effort. Dealers can view their use of floor plan facility, stock status and financial conditions, while entering settlement requests or relocating assets.

■	Mobile Auditor

mAuditor schedules visits, records audit exceptions and tracks assets for higher levels of transparency. It also enables the auditor to conduct audits and submit results in real-time through quick audit processing tools, providing visibility and saving significant time.

■	Mobile Collector

mCollector empowers collections teams to do more, with an easy-to-use interface and intelligent architecture. The tool exponentially increases the productivity of field teams by enabling them to carry out all collection related tasks on the go.

■	Mobile Field Investigator

By using Mobile Field Investigator (mFI), the applicant has access to powerful features that permit detailed applicant field verifications on the go. The application features a reporting dashboard that displays progress stats, action items and the latest notifications, enabling the client to achieve daily goals while tracking performance.

OtozTM Digital Auto Retail and Mobility Orchestration

OtozTM provides a white-label SaaS platform to OEMs, finance companies, dealers, and start-ups that enables short and long-term on-demand mobility models (subscriptions, rental and car-sharing) and digital retail.

Our turn-key platform helps automotive companies make a move into the digital era, addressing a range of customer segments with evolving needs by offering them a seamless, omni-channel, end-to-end car buying and usage experience. It enables both direct-to-consumer transactions as well as traditional dealer models with the option to add peer-to-peer market place functionalities for the future of EV pay-per-use and mobility orchestration.

Digital auto-retail is not a one-size-fits-all. OtozTM offers a flexible, configurable, and scalable platform along with a proven launch strategy framework for auto companies that intend to launch and grow digital retail and mobility businesses quickly and seamlessly.

OtozTM Ecosystem

OtozTM is built on state-of-the-art technology, offering open Application Programming Interfaces, (“APIs”) and ecosystem partner integrations that are crucial to digital retail and mobility operations including finance and insurance providers, trade-in tools, KYC and fraud detection tools, CRM systems, website providers (Tier 1 – Tier 3), marketing toolkits, inventory feeds, pricing engines, payment processors, an insurance marketplace and vehicle delivery logistics providers.

In addition, OtozTM is equipped with intelligent lead generation and product analytics capabilities, empowering dealerships with the tools to track customer journeys, personalize customer engagements, and convert qualified leads.

OtozTM Platform

A fully digital, white-label platform for digital auto retail and mobility orchestration that delivers an intuitive and elegant user experience.

OtozTM platform consists of two portals:

-	Dealer/Admin Tool
-	Customer Portal

Dealer/Admin Tool

■	Account creation
■	Order management work queue
■	User roles and rights
■	Tax configurator
■	Customer KYC reports
■	Vehicle delivery scheduling
■	Payment gateways
■	Inventory management
■	Finance and insurance products feed and prioritization
■	Accessories/add-on management and association
■	Dealer fee management
■	Ecosystem APIs
■	DMS integrations

Customer App

■	Inventory search and selection
■	Multi-lender capabilities
■	Deal builder and personalized pricing for purchase, lease, finance, subscription, and rentals
■	Buy finance and insurance products
■	Buy accessories
■	License checks (paperless)
■	Vehicle options and finance and insurance products
■	Trade-in valuation
■	Credit application and decision
■	Paperless contracts and e-signing
■	Digital payments
■	Vehicle delivery and pick-up scheduling

Flex

Flex is a newly developed, API-based, ready-to-use calculation engine. It is a pure play SaaS product that is cloud-based and can be integrated seamlessly into an organization’s products, services and ecosystem. Our calculation engine intelligently adapts to demand by monitoring usage to maintain reliable and predictable performance at desired costs. It is a one-stop solution that guarantees precise calculations at all stages of the contract lifecycle through various calculation types.

It is a comprehensive solution which creates an ecosystem of value across multiple functions, systems and industries to fuel growth and propel businesses into the future by increasing delivery efficiency and product management, centralization through a connected ecosystem resulting in a higher ROI and a larger market share.

Flex proves versatility by covering all the calculation aspects ranging from the pricing for the end customer at inception, in-life financial modifications, the re-creation of the repayment plan, termination, amortizations/re-amortizations, among other calculation types. All the calculations are parameter-driven, which helps perform simple, multi-dimensional, or complex calculations based on the needs.

Professional Services

NETSOL is also offering professional services to organizations in different regions in order to enable them to meet their business objectives. These services primarily consist of technical consultancy, web development, app development, digital marketing, cloud services, outsourcing and co-sourcing.

Pertaining to its professional services offerings, NETSOL’s highly skilled and experienced professionals include skilled software programmers, well-versed business analysists, competent quality assurance engineers, technical and solution architects, project managers, cloud native developers and architects, mobile/web app developers and automation specialists.

We enable businesses to employ the industry’s best talent to help them develop and refine their technology strategy, innovate, execute their roadmap and optimize service quality.

Amazon Web Services

We have been expanding our footprint in the cloud services domain by offering services to the AWS community. We aim for our cloud services to be well recognized, expanding our reach to relevant prospects. Since AWS is the most comprehensive and highly adopted cloud offering, we are leveraging its power to ensure lower costs, increased agility, a secure environment, and innovative solutions across all domains.

Our AWS customer offerings include: analytics, data pipeline and big data services; application modernization services; database migration and modernization; development operations; managed services; and, information security services.

Artificial Intelligence

A dedicated team has been working with great enthusiasm under the leadership of Dr. Ali Ahmed, Chief Data Scientist at NETSOL, to develop artificial intelligence and machine learning solutions. With experience in Machine Learning, Scientific Computing and Computer Vision, Dr. Ahmed has extensive experience in developing and implementing algorithms for industrial solutions in predictive maintenance.

This is a new service offering from NETSOL and by deploying AI solutions and leveraging cutting-edge technologies, we enable clients to optimize production, decrease downtime and provide a holistic view of their business processes.

IMPLEMENTATION PROCESS

The implementation process of our products can span from three to fifteen months depending upon the methodology, complexity and scope. The implementation process may also include related software services such as configuration, data migration, training, gaps development and any other additional third-party interfaces. Even after implementation, customers constantly seek enhancements and additions to improve their business processes and have changing requirements addressed at mutually agreed rates.

Post implementation, our consultants may remain at the client site to assist the customer in smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins in exchange for agreed subscriptions or support fees. In addition to the daily rate paid by the customer for each consultant engaged, the customer also pays for all visa and transportation-related expenses, boarding of the consultants, and a living allowance. Our involvement in all the above steps is suitably priced to bring value to our customers and increase our profitability.

Cloud-enabled solutions are offered via seamless and rapid deployments. The swift speed of implementations for our cloud-ready products enables businesses to be more responsive and attain a competitive advantage.

PRICING AND REVENUE STREAMS

The company’s revenue streams are the outcome of the following four main areas:

■	Product licensing
■	Subscription-based pricing
■	Implementation and customization-related services
■	Post implementation, support-related services

License fees can range to a multi-million-dollar fee for single or multiple module implementations. License revenue is realized with traditional, non-SaaS-based agreements, whereas SaaS-based agreements do not contain license fees and are offered via flexible, value-driven, subscription-based pricing. There are various attributes which determine the level of pricing complexity, a few of which are: number of contracts; size of the portfolio; IT budgets; business strategy of the customer; internal business processes followed by the customer; number of business users; amount of customization required; complexity of data migration and branch network of the customer.

We recognize revenue from license contracts when the software has been delivered to the customer. Implementation-related services, including customization, configuration, data migration, training and third-party interfaces are recognized as the services are performed. Post implementation support services are then provided on a continued basis. The annual support fee, which typically is an agreed upon percentage of overall monetary value of the license, then becomes an ongoing revenue stream realized on a yearly basis. Revenue from software services includes fixed price and time and materials-based contracts and is recognized as the services are performed.

Additionally, in order to avoid lumpiness in our revenues and to ensure a predictable revenue base over coming years, the business has shifted to a pricing strategy whereby the business is now offering its cloud-ready products at SaaS/subscription-based pricing models. Rapid deployments coupled with affordable prices/payment schedules is expected to lead the business towards volume-based selling. Moreover, this value-driven pricing plan is intended to decrease the initial buy-in cost for new customers by eliminating heavy license fees, reduce the sales cycles and provide an alternative to current customers seeking lower software usage and maintenance costs.

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

TECHNICAL AFFILIATIONS

We are a Microsoft Certified Silver Partner and an Oracle Certified Partner.

MARKETING AND SELLING

We continue our optimism that we will experience ever increasing opportunities for our product and services offerings in 2022 and beyond. The objective of our marketing program is to create and sustain preference and loyalty for NETSOL. Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and management of all digital owned and paid mediums including website, social media channels and collaboration with industry partners. In addition, corporate marketing oversees central marketing and communications programs for use by each of the business units.

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

Growth in North America and Europe is expected to come from the potential market for replacement of legacy systems as well as acquisition of new customers. NFS Ascent® is aimed at providing a highly flexible and robust solution based on the latest technology and advanced architecture for North American and European customers looking to replace their legacy systems. We believe that NFS Ascent® can provide substantial competitive disruption to the market’s lagging technology provided by incumbent vendors. The existing customer base may also represent latent demand for increased service and support revenues by offering business process optimization, customization and upgrade services. With a market ready product with successful implementation, the prospects for NFS Ascent® in the region are positive.

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

THE MARKETS

We provide our services primarily to clients in global commercial industries. In the global commercial area, our service offerings are marketed to clients in a wide array of industries including, automotive, banks and other financial lending service companies.

The Asian continent, including Australia and New Zealand, from the perspective of marketing, are targeted by the Asia Pacific Region from our Bangkok, Beijing, Jakarta, Lahore, Shanghai, Tianjin and Sydney facilities. The marketing for our core offerings in the Americas and Europe is carried out from our Los Angeles Area and London Metropolitan Area and Horsham offices, respectively.

PEOPLE AND CULTURE

We believe we have developed a strong corporate culture that is critical to our success. Our key values are delivering world-class quality solutions, client-focused timely delivery, leadership, long-term relationships, creativity, transparency and professional growth. The services provided by NETSOL require proficiency in many fields, such as software engineering, quality assurance, project management, business analysis, technical writing, sales and marketing, communication and presentation skills.

Due to the growing demand for our core offerings and IT services, retention of technical and management personnel is essential. Our employee turnover was under 16.04 % in 2022 with a goal to maintain the turnover level under 18% during the 2023 fiscal year and onwards. In addition, we are committed to improving key performance indicators such as efficiency, productivity and revenue per employee.

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

NETSOL believes it should give back to the community and employees as much as possible. Certain subsidiaries of NETSOL are located in regions where basic services are not readily available. Where possible, NETSOL acts to not only improve the quality of life of its employees, but also the standard of living in these regions. Examples of such programs are as follows:

■	Literacy Program: Launched to educate children of our unskilled staff, the main objective of this program is to enable them to acquire basic reading, writing and arithmetic skills.

■	Higher Education and Science and Research Institutions: In order to support higher education in Pakistan, we have contributed endowments to NUST, Forman Christian College, and a few other universities who are focused on science and engineering.

■	Noble Cause Fund: A noble cause fund has been established to meet medical and education expenses of the children of the lower paid employees. Our employees voluntarily contribute a fixed amount every month to the fund and NETSOL matches the employee subscriptions with an equivalent contribution amount. A portion of this fund is also utilized to support social needs of certain institutions and individuals, outside of NETSOL.

■	Day Care Facility: NETSOL’s human resources are its key assets and thus we take numerous steps to ensure the provision of basic comforts to our employees. In Pakistan, the provision of outside pre-school childcare is a rarity. With this in mind, a children’s day care facility has been created near NETSOL’s offices providing employees with peace of mind knowing their children are nearby and being taken care of by qualified staff in a child friendly facility. Due to COVID-19 restrictions, the facility is temporarily closed.

■	Preventative Health Care Program: In addition to the comprehensive out-patient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against such diseases as Hepatitis – A/B, Tetanus, Typhoid, Flu and COVID-19 on a routine basis.

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

As of June 30, 2022, we had approximately 1,781 employees; comprised of 80.4 % technical staff and 19.6 % non-IT personnel.

COMPETITION

No company dominates the IT market in the space in which we compete. A substantial number of companies offer services that overlap and are competitive with those offered by NETSOL.

We compete chiefly against leading suppliers of IT solutions to the global asset finance and leasing industry, including, but not limited to, White Clarke Group, Alfa, Cassiopae, LineData, FIS, International Decision Systems (IDS) and Data Scan.

In the IT-based business services areas, we compete with both smaller local firms and many global IT services providers, including, but not limited to, Wipro, InfoSys, Satyam Infoway, HCL and TCS (Tata Consulting).

CUSTOMERS

NETSOL’s solutions and services cater to a broad spectrum of finance and leasing businesses, from automotive captive finance companies to equipment finance and leasing companies to large regional banks.

NETSOL’s customers include world renowned auto manufacturers through their finance arms. NETSOL is a strategic business partner for Daimler and BMW (which consists of a group of many companies in different countries), which accounts for approximately 31.6% and 7.5%, respectively, of our revenue for our fiscal year ended June 30, 2022. Other globally renowned auto captives that are customers of the company include Toyota, Nissan, Ford, and FIAT.

Other customers include equipment finance and leasing companies and banks worldwide. Some of these clients include Motorcycle Group, SCI Lease Corp, Maple Commercial Finance and Yamaha Motor Finance.

GLOBAL OPERATIONS AND GEOGRAPHIC DATA

NETSOL divides its operations into three regions: the Americas, Europe and Asia Pacific. The regions consist of individual subsidiaries which operate as autonomous companies and are strategically managed on a regional basis.

The Americas

Mr. Peter Minshall, Executive Vice President at NetSol Technologies Americas, Inc. (NTA) is responsible for the entire portion of NTA’s business operations. He brings three decades of international experience in the financial services industry holding various senior leadership roles with Daimler Financial Services. Peter continues to be supported by Doug Jones as Vice President - Operations for NTA. Doug is a visionary, focused, and driven technology leader credited with shaping team performance to deliver best-in-class, leading web-based and embedded software applications for the finance and leasing industry. Peter is also supported by James Freto, who serves as Vice President – Sales for NTA. Prior to his appointment, Freto had been working for Fortune 500 financial product and services provider FIS as a Senior Sales Executive, selling origination and credit assessment solutions to mid to large-size financial institutions in the banking and asset finance segments. Freto brings directly applicable sales experience and subject matter expertise in key NETSOL markets. To augment the AWS team, in the United States, Rajnish Harjika serves as VP Technology, Cloud Services and Mark Timm serves as Senior Vice President of Cloud Services.

OtozTM CEO and Co-founder, Mr. Naeem Ghauri, was also recently appointed as Chairman for NETSOL Technologies Pakistan and is also NETSOL’s President for the parent company NetSol Technologies, Inc. He is based in our Lahore, Pakistan office.

Europe

Mr. Asad Ghauri is the President of Asia Pacific (APAC) and Group Managing Director of Europe. Mr. Ghauri has a strong management team in the U.K. comprising of Chris Mobley and Chris Tobey.

NetSol had previously acquired the remaining stake in Virtual Lease Services (VLS) - rebranded as Banking Works. Previously limited to being a UK-based portfolio and risk management servicing partner for business and consumer finance providers, Banking Works focuses on supporting financial services businesses to achieve their own transformation ambitions. Mark Cawood, an industry veteran, is the Managing Director, while Diane Roberts serves as Director Finance.

Asia Pacific Region

NetSol Technologies, Ltd., (“NetSol PK”) a majority owned subsidiary of the parent company is located in Lahore, Pakistan and is headed by Mr. Salim Ghauri as its CEO. Mr. Ghauri is a Co-founder of NetSol PK and has been with the company since 1996. NetSol PK is the “Center of Excellence” and a state-of-the-art facility for programming, R&D, global implementations and 24-hour support to our customers worldwide.

NetSol Technologies (Beijing) Co. Ltd. (“NetSol Beijing”) is headed by Amanda Li as President. Ms. Li previously worked as a managing director for Sopra Banking Software where she was instrumental in developing business and driving sales. She has previous experience working for NETSOL as well.

NETSOL Indonesia’s Country Head is Withoon Hardat. During his 12 years as NETSOL, before taking charge of the Indonesia office, he has served as Client Partner for the Thailand office as well as Director for Business Development for APAC.

The Managing Director for NetSol Technologies Australia is Farooq Ghauri. He has played a vital role in the NETSOL’s global success through his hands-on leadership and unrelenting drive to meet the needs of NETSOL’s growing client base. Since he joined the company in 2004, Mr. Ghauri has worked in NETSOL’s Pakistan, China, Australia, Thailand and U.S. offices.

The Global Sales Division is headed by Mr. Asad Ghauri as President of Sales from the NetSol PK office. Mr. Ghauri has been with NETSOL since 2000 and has over 20 years of experience in business and IT.

The Asia Pacific region including Australia/New Zealand and the Middle East, is supported and clients are serviced from the APAC region offices located in Sydney, Beijing, Shanghai, Tianjin, Bangkok, Indonesia, Lahore and Karachi. Pakistan continues to be a nucleus of NETSOL’s delivery and research and development. With the continued growth of the Chinese market, our Beijing office continues to expand as both a sales and support facility. Finally, the Asia Pacific region maintains and will establish offices through the region as is necessary to support its customers and to explore potential new markets.

Our APAC Region accounted for approximately 75.1% of our revenues in 2022. Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on form 10-K. See note 21 of Notes to Consolidated Financial Statements under Item 8.

INTELLECTUAL PROPERTY

NETSOL relies upon a combination of non-disclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to protect its proprietary rights. NETSOL enters into confidentiality agreements with its employees, generally requires its consultants and clients to enter into these agreements, and limits access to and distribution of its proprietary information. The NETSOL “N” logo and name, as well as the NFS logo and product name have been copyrighted and trademark registered in Pakistan. The NETSOL “N” logo has been registered with the U.S. Patent and Trademark Office. NFS Ascent® has been registered with the U.S. Patent and Trademark Office. The Company intends to trademark and copyright its intellectual property as necessary and in the appropriate jurisdictions.

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

Fiscal Year 2022	High	Low
First Quarter	$4.85	$3.70
Second Quarter	$5.65	$3.85
Third Quarter	$4.43	$3.61
Fourth Quarter	$4.04	$2.74

Fiscal Year 2021	High	Low
First Quarter	$3.29	$2.52
Second Quarter	$4.07	$2.35
Third Quarter	$5.30	$3.80
Fourth Quarter	$6.12	$3.71

RECORD HOLDERS - As of September 19, 2022, the number of holders of record of the Company’s common stock was 138.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	None	None	422,004	(1)
Equity Compensation Plans not approved by Security holders	None	None	None
Total	None	None	422,004

(1)	Represents 17,386 available for issuance under the 2005 Incentive and Nonstatutory Stock Option Plan, 98,196 under the 2013 Incentive and Nonstatutory Stock Option Plan and 306,422 under the 2015 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

None.

(c) ISSUER PURCHASES OF EQUITY SECURITIES

The repurchases provided in the table below were made through the year ended June 30, 2022:

Issuer Purchases of Equity Securities (1)
Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased Under the Plans or Programs
As of June 30, 2021			669,018
Aug-2021	22,510	$4.45	691,528
Total	691,528		691,528	849,256

(1) The Board of Directors approved a repurchase of shares up to $2,000,000 on July 30, 2020. All shares permitted to be purchased under this July 2020 plan were purchased during the plan’s original date and prior to the conclusion of the extension of the plan. On May 21, 2021, the Board of Directors authorized an additional repurchase plan of up to $2,000,000 worth of shares of common stock. The plan was authorized commencing May 21, 2021 through November 20, 2021 subject to an additional six months extension at the discretion of management. As of June 30, 2021, the total number of shares that could be purchased under both plans was 849,256. The actual maximum number of shares will vary depending on the actual price paid per share purchased. The Company purchased 22,510 shares of its common stock from the open market for cash proceeds of $100,106 at an average price of $4.45 per share during fiscal year ended June 30, 2022 and the Company purchased a cumulative 669,018 shares of its common stock from the open market for cash proceeds of $2,364,781 at an average price of $3.53 per share during fiscal year ended June 30, 2021 from both repurchase plans.

ITEM 6 – [Reserved]

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial position and results of operations for the year ended June 30, 2022. It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

A few of our highlights for the fiscal year ended June 30, 2022 were:

●	We generated approximately $5,500,000 of revenue by successfully implementing change requests from various customers across multiple regions.

●	We went live with NFS Ascent® and NFS Ascent® Digital in New Zealand for a leading Japanese equipment manufacturer and in addition signed a statement of work which will generate approximately $1,000,000 of revenue.

●	We went live in Japan, Australia, and South Africa with various NFS Ascent® and NFS implementations with Daimler Truck Financial Services GmbH (“DTFS”). These implementations were on time as per requirements of the Clients. The implementations will generate over $4,000,000 in revenues including license revenue, services revenue, and support revenue.

●	We renegotiated a support contract with DFS which will generate over $10,000,000 on top of the previously projected revenues from the same contract, to be recognized over the next four years.

●	We renegotiated the support contract with BMW in China to additionally generate approximately $400,000 above the previously expected revenues.

●	We signed a contract with a commercial finance organization in Australia, which is part of a bigger finance network, to implement NFS Ascent®. This SaaS implementation is expected to generate approximately $500,000 in subscriptions and services over the next five years.

●	We progressed to the UAT stage in the implementation process of our NFS Ascent® Suite for DFS in India.

●	We entered into a strategic partnership with CGI in a bid to gain further traction in Europe. This partnership is expected to not only expand the current business pipeline in Europe but will also help in successfully delivering future SaaS implementations across Europe and other regions.

●	We successfully delivered our cloud enabled Ascent® front end (POS/CAP) to a leading commercial finance company in Australia at subscription-based pricing. This implementation has generated revenues of approximately $200,000.

●	We signed a contract with a notable Swedish bank to implement NFS Ascent® in Sweden, Norway, Denmark and Finland with an estimated value of $5,000,000 over the five-year contract period.

●	We were awarded a contract by the Government of Khyber Pakhtunkhwa under the World Bank Funded “Khyber Pakhtunkhwa Revenue Mobilization and Public Resource Management Program” to provide a document management system. The contract is valued at approximately $2,250,000.

●	We successfully implemented our modern technology platform Ascent® on the Cloud (LeasePak Version) for a leading North American lease and loan portfolio servicing provider. The client has deployed Ascent® Retail’s Contract Management System (CMS) on the Cloud. The organization plans to generate approximately $2,000,000 from this contract over a 5-year period.

●	We successfully went live with our cloud-based NFS Ascent® Retail Platform for a bank in the United Kingdom. The Retail Platform constitutes both NFS Ascent® Omni Point of Sale and NFS Ascent® Contract Management System. This contract will provide additional subscription fee of approximately $1,000,000 over the coming 5 years.

●	We successfully upgraded our front-end solution currently deployed at a leading bank of Japan based in Indonesia. This upgrade helped the business generate close to $500,000.

●	We onboarded another 20 dealers of a leading German Auto Manufacturer in the U.S, on our digital retailing solution Otoz.

●	We started the implementation process for NFS Ascent Retail in Taiwan related to the DFS contract.

●	We were awarded a Five-Star Premier Business Partnership Level Status with the American Financial Services Association.

Marketing and Business Development Activities

Management has developed a growth strategy aimed at increasing competitiveness, enhancing global delivery capabilities and increasing financial strength to become a leading global IT institution in the leasing and finance space.

The growth strategy contemplates the following enhanced activities and initiatives to accomplish these goals:

●	Build strong C-level executive professional teams in each key location to execute our long-term strategy.

●	Develop, groom and retain the next tier level management for leadership to navigate long term growth.

●	Upgraded our offices in China to support the growing and existing client relationships and new client acquisitions in the region.

●	Strengthen the NETSOL brand in the Americas and Europe and further penetrate the APAC markets such as China, Thailand, Indonesia, Japan, Australia and New Zealand.

●	Maintain the quality of our delivery, after delivery support, and client relationships.

●	Further penetration of NFS Ascent® into the leasing and financing sectors in China, APAC, Europe and North America by focusing on multi-national auto captive Fortune 500 companies.

●	Pursue a well thought out strategy to diversify into complimentary verticals by way of organic expansion, partnerships and synergistic M&A.

●	Continue to implement new tools, systems and processes, such as JIRA, and the Agile framework to further enhance productivity, efficiencies and operating margins.

●	Offer a cloud enabled NFS Ascent® at subscription-based pricing models to generate additional interest from prospects.

●	Continue investing in Otoz TM and our innovation lab to generate new verticals for the business.

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

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Most countries no longer require COVID-19 testing and other travel restrictions have been lifted which increases opportunities to meet face to face with current and potential customers.

●	NFS Ascent® SaaS offering is gaining traction in mid-size auto captives in North American and European markets.

●	The auto and banking sectors continue momentum towards increased mobility and digital solutions.

●	In developing markets, we continue to see interest from existing clients for upgrades and mobility platforms.

●	The dynamics of shared car ownership through ride hailing and car sharing create opportunities for our innovation and development tools.

●	Otoz TM platform is showing a steady growth of interest from existing and new auto leasing and Tier 1 companies in all of our markets.

●	Startups in Pakistan and venture capital investments are at a record high which is boosting the country’s technology image while acknowledging the skillset of Pakistan’s technology workers.

●	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $62 billion investment from the originally planned $46 billion on Pakistan energy and infrastructure sectors.

●	China’s auto sector remains strong with customers requesting additional services reflecting the resilience of our offerings.

●	There has been increased traction in the UK and the Scandinavian region.

●	There is a growing interest from long-time customers in upgrading from our legacy NFS solution to Ascent®.

Negative trends:

●	General economic conditions in our geographic markets; geopolitical tensions, including trade wars, tariffs and/or sanctions in our geographic areas; Global pandemics, including COVID-19; and, global conflicts or disasters that impact the global economy or one or more sectors of the global economy.

●	A fear of global recession impacts the future expansions and budgets in every country and every sector.

●	War and hostility between Russia and Ukraine.

●	China travel and 14 days quarantine rules have yet to soften and is adversely affecting business travels and face to face meetings with decision makers.

●	High inflation globally has impacted compensation and benefits for employees resulting in increased turnover in Pakistan.

●	The U.S. markets including the NASDAQ index and the Russell 2000 index have been down by over 20% in 2022.

●	Working from the office might never return to 100% affecting productivity and collaboration.

●	The Pakistan political environment will likely remain unsteady until the new elections are called in Fall 2022.

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

Core Revenue

The Company generates its core revenue from the following sources: (1) software licenses; (2) services, which include implementation and consulting services; and (3) subscription and support, which includes post contract support, of its enterprise software solutions for the lease and finance industry. The Company offers its software using the same underlying technology via: a traditional on-premises licensing model and a subscription model. The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the subscription delivery model, the Company provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software.

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

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2022 COMPARED TO THE YEAR ENDED JUNE 30, 2021

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2022 and 2021 as a percentage of revenues.

	For the Years
	Ended June 30,
	2022	%	2021	%
Net Revenues:
License fees	$4,539,260	7.9%	$6,249,924	11.4%
Subscription and support	28,284,759	49.4%	22,173,745	40.4%
Services	24,423,960	42.7%	26,448,171	48.2%
Services - related party	-	0.0%	48,775	0.1%
Total net revenues	57,247,979	100.0%	54,920,615	100.0%

Cost of revenues:
Salaries and consultants	24,528,155	42.8%	20,969,298	38.2%
Travel	1,036,623	1.8%	663,403	1.2%
Depreciation and amortization	2,949,093	5.2%	2,990,689	5.4%
Other	4,996,934	8.7%	3,944,197	7.2%
Total cost of revenues	33,510,805	58.5%	28,567,587	52.0%

Gross profit	23,737,174	41.5%	26,353,028	48.0%
Operating expenses:
Selling and marketing	7,220,022	12.6%	6,555,004	11.9%
Depreciation and amortization	863,180	1.5%	965,625	1.8%
General and administrative	15,390,141	26.9%	15,437,382	28.1%
Research and development cost	1,342,154	2.3%	674,168	1.2%
Total operating expenses	24,815,497	43.3%	23,632,179	43.0%

Income (loss) from operations	(1,078,323)	-1.9%	2,720,849	5.0%
Other income and (expenses)
Gain (loss) on sale of assets	(205,288)	-0.4%	(191,935)	-0.3%
Interest expense	(369,801)	-0.6%	(394,289)	-0.7%
Interest income	1,655,883	2.9%	1,017,432	1.9%
Gain (loss) on foreign currency exchange transactions	4,327,590	7.6%	(597,433)	-1.1%
Share of net loss from equity investment	(2,021,480)	-3.5%	(253,819)	-0.5%
Other income (expense)	(218,840)	-0.4%	987,444	1.8%
Total other income (expenses)	3,168,064	5.5%	567,400	1.0%

Net income before income taxes	2,089,741	3.7%	3,288,249	6.0%
Income tax provision	(988,938)	-1.7%	(1,026,617)	-1.9%
Net income	1,100,803	1.9%	2,261,632	4.1%
Non-controlling interest	(1,951,959)	-3.4%	(483,375)	-0.9%
Net income (loss) attributable to NetSol	$(851,156)	-1.5%	$1,778,257	3.2%

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.08)		$0.15
Diluted	$(0.08)		$0.15

Weighted average number of shares outstanding
Basic	11,250,219		11,499,983
Diluted	11,250,219		11,499,983

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Years				Change in	Change due to	(Unfavorable)
	Ended June 30,				Constant	Currency	Change as
	2022	%	2021	%	Currency	Fluctuation	Reported

Net Revenues:	$57,247,979	100.0%	$54,920,615	100.0%	$5,073,468	$(2,746,104)	$2,327,364

Cost of revenues:	33,510,805	58.5%	28,567,587	52.0%	(7,733,551)	2,790,333	(4,943,218)

Gross profit	23,737,174	41.5%	26,353,028	48.0%	(2,660,083)	44,229	(2,615,854)

Operating expenses:	24,815,497	43.3%	23,632,179	43.0%	(2,771,416)	1,588,098	(1,183,318)

Income (loss) from operations	$(1,078,323)	-1.9%	$2,720,849	5.0%	$(5,431,499)	$1,632,327	$(3,799,172)

Net revenues for the years ended June 30, 2022 and 2021 by segment are as follows:

	2022		2021
	Revenue	%	Revenue	%

North America	$4,288,008	7.5%	$3,724,547	6.8%
Europe	10,428,203	18.2%	11,283,499	20.5%
Asia-Pacific	42,531,768	74.3%	39,912,569	72.7%
Total	$57,247,979	100.0%	$54,920,615	100.0%

Revenues

License Fees

License fees for the year ended June 30, 2022 were $4,539,260 compared to $6,249,924 for the year ended June 30, 2021 reflecting a decrease of $1,710,664 with a change in constant currency of $1,152,220. In the fiscal year ended June 30, 2022, we recognized approximately $3,000,000 related to a new agreement with DTFS for the sale of both our legacy and Ascent product® for their new business segment in the Japanese, Australian and South African markets and $465,000 from the DFS contract. We also recognized approximately $720,000 related to a new agreement with the Government of Khyber Pakhtunkhwa for the sale of our Ascent product®. In the fiscal year ended June 30, 2021, we recognized $2,400,000 of license revenue for the GAC NFS Ascent® contract, $2,100,000 for the TIL NFS Ascent® contract, and $1,400,000 for the BMW NFS Ascent® contract.

Subscription and Support

Subscription and support fees for the year ended June 30, 2022, were $28,284,759 compared to $22,173,745 for the year ended June 30, 2021 reflecting an increase of $6,111,014 with a change in constant currency of $7,861,490. The major increase is related to the revised ceiling amount for post contract support due to the software customizations related to the DFS contract. The Company recorded a one-time post contract support revenue of approximately $3,480,000 using the catch-up approach during the year ended June 30, 2022. In addition, the Company will recognize approximately $7,900,000 of additional subscription and support revenue over the remaining four years of the contract. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the year ended June 30, 2022, was $24,423,960 compared to $26,448,171 for the year ended June 30, 2021, reflecting a decrease of $2,024,211 with a decrease in constant currency of $1,587,028. The decrease in services revenue is due to the decrease in implementation revenue associated with major contracts which we have fully implemented or are in the latter stages of implementation offset by services revenue for new contracts. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Services – Related Party

Services income from related party for the year ended June 30, 2022 was $nil compared to $48,775 for the year ended June 30, 2021 reflecting a decrease of $48,775 with a decrease in constant currency of $48,775. The decrease in related party service revenue is due to a decrease in revenue due to less services performed for WRLD3D.

Gross Profit

The gross profit was $23,737,174 for the year ended June 30, 2022 as compared with $26,353,028 for the year ended June 30, 2021. This is a decrease of $2,615,854 with a decrease in constant currency of $2,660,083. The gross profit percentage for the year ended June 30, 2022 decreased to 41.5% from 48.0% for the year ended June 30, 2021. The cost of sales was $33,510,805 for the year ended June 30, 2022 compared to $28,567,587 for the year ended June 30, 2021 for an increase of $4,943,218 and on a constant currency basis an increase of $7,733,551. As a percentage of sales, cost of sales increased from 52.0% for the year ended June 30, 2021 to 58.5% for the year ended June 30, 2022.

Salaries and consultant fees increased by $3,558,857 from $20,969,298 for the year ended June 30, 2021 to $24,528,155 for the year ended June 30, 2022 and on a constant currency basis increased by $5,586,576. The increase is due to increases in salaries that had been decreased as part of our cost savings measure due to the COVID-19 pandemic last year, annual salary raises, and new hirings. We had 1,009, 1,036, and 1,356 technical employees as of June 30, 2020, 2021 and 2022, respectively. As a percentage of sales, salaries and consultant expense increased from 38.2% for the year ended June 30, 2021 to 42.9% for the year ended June 30, 2022.

Travel increased by $373,220 from $663,403 for the year ended June 30, 2021 to $1,036,623 for the year ended June 30, 2022 and on a constant currency basis increased by $459,471. The increase in travel expense is due to the increase in travel as countries begin lifting travel restrictions. As a percentage of sales, travel expense increased from 1.2% for year ended June 30, 2021 to 1.8% for the year ended June 30, 2022.

Depreciation and amortization expense slightly decreased to $2,949,093 compared to $2,990,689 for the year ended June 30, 2021 or a decrease of $41,596 and on a constant currency basis a decrease of $280,234.

Other cost increased to $4,996,934 for the year ended June 30, 2022 compared to $3,944,197 for the year ended June 30, 2021 or an increase of $1,052,737 and on a constant currency basis an increase of $1,407,270. The increase is mainly due to a one-time hosting charge of approximately $300,000, an increase in repair and maintenance cost of approximately $460,000, and an increase in computer hardware and software costs of approximately $500,000, offset by reductions in other areas.

Operating Expenses

Operating expenses were $24,815,497 for the year ended June 30, 2022 compared to $23,632,179, for the year ended June 30, 2021 for an increase of 5.0% or $1,183,318 and on a constant currency basis an increase of 11.7% or $2,771,416. As a percentage of sales, it increased from 43.0% to 43.4%. The increase in operating expenses was primarily due to increases in selling expenses, general and administrative expenses and research and development costs.

Selling and marketing expenses increased by $665,018 or 10.2% and on a constant currency basis an increase of $1,127,924 or 17.2%. The increase is mainly due to increase in travel of approximately $400,000 and sales promotion activities of approximately $170,000.

General and administrative expenses were $15,390,141 for the year ended June 30, 2022, compared to $15,437,382 at June 30, 2021 or a decrease of $47,241 or 0.3% and on a constant currency basis an increase of $825,084 or 5.3%. During the year ended June 30, 2022, salaries decreased by approximately $244,000 or increased by approximately $191,000 on a constant currency basis, and professional services increased approximately $205,000 or $226,000 on a constant currency basis and other general and administrative expenses decreased approximately $8,000 or increased by approximately $407,000 on a constant currency basis.

Research and development costs were $1,342,154 for the year ended June 30, 2022 compared to $674,168 at June 30, 2021 or an increase of $667,986 or 99.1% and on constant currency basis an increase of $864,608 or 128.3%.

Income/Loss from Operations

Loss from operations was $1,078,323 for the year ended June 30, 2022 compared to income from operations of $2,720,849 for the year ended June 30, 2021. This represents a decrease of $3,799,172 with a decrease of $5,431,499 on a constant currency basis for the year ended June 30, 2022 compared with the year ended June 30, 2021. As a percentage of sales, loss from operations was 1.9% for the year ended June 30, 2022 compared to income from operation 5.0% for the year ended June 30, 2021.

Other Income and Expense

Other income was $3,168,064 for the year ended June 30, 2022 compared to $567,400 for the year ended June 30, 2021. This represents an increase of $2,600,664 with an increase of $3,138,581 on a constant currency basis. The increase is primarily due to the interest income and foreign currency exchange transactions off set by recording an impairment in the WRLD3D and DriveMate investments and recording goodwill impairment.

Interest income was $1,655,883 for the year ended June 30, 2022 compared to $1,017,432 for the period ended June 30, 2021. This represents an increase of $638,451 or a change of $831,405 on a constant currency basis. Interest income is earned on cash maintained in interest bearing accounts.

During the year ended June 30, 2022, we recognized a gain of $4,327,590 in foreign currency exchange transactions compared to a loss of $597,433 for the year ended June 30, 2021. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. Dollar and the Euro. During the year ended June 30, 2022, the value of the U.S. dollar and the Euro increased 29.9% and 14.9%, respectively, compared to the PKR. During the year ended June 30, 2021, the value of the U.S. dollar and the Euro decreased 5.9% and 0.5%, respectively, compared to the PKR.

The share of net loss from equity investment was $2,021,480 for the year ended June 30, 2022 compared to $253,819 for the period ended June 30, 2021. This represents an increase of $1,767,661 or a change of $1,948,838 on constant currency basis. The increase is primarily due to the impairment of our investment in WRLD3D and DriveMate of approximately $966,000 and $651,000, respectively.

Included in other expenses for the year ended June 30, 2022 is $214,000 related to the goodwill impairment related to VLS.

Non-controlling Interest

For the year ended June 30, 2022 and 2021, the net income attributable to non-controlling interest was $1,951,959 and $483,375, respectively. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net Income (Loss) Attributable to NetSol

Net loss was $851,156 for the year ended June 30, 2022 compared to net income of $1,778,257 for the year ended June 30, 2021. This is a decrease of $2,629,413 with a decrease of $4,080,861 on a constant currency basis, compared to the prior year. For the year ended June 30, 2022, net loss per share was $0.08 for basic and diluted shares. For the year ended June 30, 2021, net income per share was $0.15 for basic and diluted shares.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the years ended June 30, 2022 and 2021 are as follows:

	For the Year Ended	For the Year Ended
	June 30, 2022	June 30, 2021

Net Income (loss) attributable to NetSol	$(851,156)	$1,778,257
Non-controlling interest	1,951,959	483,375
Income taxes	988,938	1,026,617
Depreciation and amortization	3,812,273	3,956,314
Interest expense	369,801	394,289
Interest (income)	(1,655,883)	(1,017,432)
EBITDA	$4,615,932	$6,621,420
Add back:
Non-cash stock-based compensation	104,347	342,153
Adjusted EBITDA, gross	$4,720,279	$6,963,573
Less non-controlling interest (a)	(2,903,457)	(1,588,701)
Adjusted EBITDA, net	$1,816,822	$5,374,872

Weighted Average number of shares outstanding
Basic	11,250,219	11,499,983
Diluted	11,250,219	11,499,983

Basic adjusted EBITDA per common share	$0.16	$0.47
Diluted adjusted EBITDA per common share	$0.16	$0.47

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$1,951,959	$483,375
Income Taxes	258,468	147,688
Depreciation and amortization	1,096,709	1,115,734
Interest expense	109,361	121,740
Interest (income)	(526,567)	(319,674)
EBITDA	$2,889,930	$1,548,863
Add back:
Non-cash stock-based compensation	13,527	39,838
Adjusted EBITDA of non-controlling interest	$2,903,457	$1,588,701

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $23,963,797 at June 30, 2022, compared to $33,705,154 at June 30, 2021.

Net cash provided by operating activities was $3,060,622 for the year ended June 30, 2022 compared to $15,725,923 for the year ended June 30, 2021. At June 30, 2022, we had current assets of $49,428,136 and current liabilities of $20,830,926. We had accounts receivable of $8,669,202 at June 30, 2022 compared to $4,184,096 at June 30, 2021. We had revenues in excess of billings of $15,425,377 at June 30, 2022 compared to $15,637,734 at June 30, 2021 of which $853,601 and $957,603 are shown as long term as of June 30, 2022 and 2021, respectively. The long-term portion was discounted by $28,339 and $66,779 at June 30, 2022 and 2021, respectively, using the discounted cash flow method with an interest rate of 4.35%, for the years ended June 30, 2022 and 2021. During the year ended June 30, 2022, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $4,272,749 from $19,821,830 at June 30, 2021 to $24,094,579 at June 30, 2022. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,813,541 and $8,567,145, respectively, at June 30, 2022. The average days sales outstanding for the years ended June 30, 2022 and 2021 were 140 and 165 days respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities amounted to $2,260,147 for the year ended June 30, 2022, compared to $2,518,550 for the year ended June 30, 2021. We had net purchases of property and equipment of $2,260,147 compared to $2,363,050 for the comparable period last fiscal year. For the year ended June 30, 2022 and 2021, we invested $nil and $155,500, respectively, in DriveMate.

Net cash used in financing activities was $1,378,721 compared to $1,165,565, for the years ended June 30, 2022, and 2021, respectively. During the year ended June 30, 2022, we purchased 22,510 shares of our common stock from the open market for $100,106 compared to 669,018 shares of common stock from the open market for $2,364,781 for the year ended June 30, 2021. During the year ended June 30, 2022, NetSol PK purchased 2,000,000 shares of its common stock from the open market for $950,352. The year ended June 30, 2022, included cash inflow of $941,841 from bank proceeds compared to $1,898,013 for the same period last year. During the year ended June 30, 2022, we had net payments for bank loans and capital leases of $1,270,104 compared to $698,797 for the year ended June 30, 2021. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options. As of June 30, 2022, we had approximately $24.0 million of cash, cash equivalents and marketable securities of which approximately $22.8 million is held by our foreign subsidiaries. As of June 30, 2021, we had approximately $33.7 million of cash, cash equivalents and marketable securities of which approximately $31.7 million is held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($365,854) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($2,434,749) and a running finance facility of Rupees 53.6 million ($261,005). NetSol PK has an approved facility for export refinance from Habib Metro Bank Limited amounting to Rupees 900 million ($4,382,548). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and a current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($1,850,409) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Contractual Obligations

Our contractual obligations are as follows:

	Payment due by period				More than 5
Contractual Obligation	Total	0 - 1 year	1-3 Years	3-5 Years	years
Debt Obligations
D&O Insurance	$89,552	$89,552	$-	$-	$-
Paycheck Protection Program Loans	-	-	-	-	-
Bank Overdraft Facility	-	-	-	-	-
Term Finance Facility	423,101	423,101	-		-
Loan Payable Bank - Export Refinance	2,434,749	2,434,749	-	-	-
Loan Payable Bank - Running Finance
Loan Payable Bank - Export Refinance II	1,850,409	1,850,409	-	-	-
Loan Payable Bank - Export Refinance III	3,408,648	3,408,648	-	-	-
Term Finance Facility	31,204	18,339	12,865	-	-
Sale and Leaseback Financing	619,108	189,226	429,882	-	-
Insurance financing	118,026	118,026	-	-	-
Subsidiary Finance Leases	68,571	35,095	33,476	-	-
Operating Lease Obligations	995,938	548,678	271,220	174,815	1,225
					-
Total	$10,039,306	$9,115,823	$747,443	$174,815	$1,225

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NETSOL’s financial statements for the fiscal years ended June 30, 2022 and June 30, 2021, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NETSOL’s financial statements for the fiscal year ended June 30, 2022 and 2021, there were no disagreements, disputes, or differences of opinion with BF Borgers CPA PC. (“BF Borgers”) on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference to the matter in their report.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2022. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2022, the Company’s internal control over financial reporting are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2022, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2022, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2021 Annual Shareholders Meeting held in June 2022, a five-member board stood for election. The members were elected and, according to the bylaws of the Company shall retain their position as directors until the next meeting. The board of directors is made up of Mr. Najeeb U. Ghauri (Chairman of the Board), Mr. Mark Caton, Ms. Malea Farsai, Mr. Kausar Kazmi and Mr. Henry Tolentino.

Committees

The Audit Committee is made up of Mr. Kazmi, as Chairman, with Mr. Caton and Mr. Tolentino as members. The Compensation Committee consists of Mr. Caton, as Chairman, with Mr. Kazmi and Mr. Tolentino as its members. The Nominating and Corporate Governance Committee consists of Mr. Tolentino, as Chairman, with Mr. Caton and Mr. Kazmi as its members.

The table below provides the membership for each of the committees during Fiscal Year 2022.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected as an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	68	Chief Executive Officer, Chairman and Director	Brother of Naeem Ghauri
Naeem Ghauri	1999	65	President	Brother of Najeeb Ghauri
Roger Almond	2013	57	Chief Financial Officer	None
Patti L. W. McGlasson	2004	57	Sr. V.P., Legal and Corporate Affairs; Secretary, General Counsel	None
Mark Caton	2002	73	Director	None
Malea Farsai	2018	53	Director; Corporate Counsel	None
Henry Tolentino	2018	73	Director	None
Syed Kausar Kazmi	2019	69	Director	None

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

Skills and Qualifications: Mr. Ghauri has an extensive executive, operational and strategic leadership experience in a global setting and substantial experience in establishing management performance objective and establishing goals. Mr. Ghauri not only serves the Board with his experience as a chief executive officer, but also his skills and insight into global operational logistics, which he developed over the course of his 25-year career in technology industry.

NAEEM GHAURI was a Director of the Company from 1999 through 2020 and was the Company’s Chief Executive Officer from August 2001 to October 2006. Mr. Ghauri is also a co-founder of the Company. Currently, Mr. Ghauri serves as the President and Director of Global Sales of NETSOL, director of NETSOL (UK) Ltd., a wholly owned subsidiary of the Company located in London, and Chairman of NetSol Technologies Limited in Pakistan. While instrumental in numerous transactions, his most significant contribution to the revenue of the Company was his role in overseeing and leading the closing of the largest contract to date for the Company worth $100 million signed in December 2015. More recently, Mr. Ghauri headed the sales team that signed a contract valued in excess of $35 million. Mr. Ghauri has spearheaded the Innovation practice of the Company while located in Thailand with an eye towards working with rideshare platforms as sustainable business models for the Company as the CEO of OTOZ, Inc. Prior to joining the Company, Mr. Ghauri was Program Director for Mercedes-Benz Finance Ltd., from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysts and users in nine European Countries. Mr. Ghauri is a board member of Drivemate Co., Ltd., the Company’s partner in Thailand, as a representative of NetSol. Mr. Ghauri earned his degree in computer science from Brighton University in England.

Skills and Qualifications: Mr. Naeem Ghauri has served in many leadership capacities within the Company throughout the past 23 years. Through his various senior leadership positions and extensive executive experience, Mr. Ghauri brings to NetSol his unique insight related to technology, innovation, marketing, and growth, including digital and mobility strategy.

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

Skills and Qualifications: Through his senior leadership as Chief Financial Officer, Mr. Almond possesses extensive knowledge in several important business areas, including public company accounting, leadership, risk assessment, and international, cross-border accounting.

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

Ms. McGlasson has over 30 years of experience in corporate law, mergers and acquisitions, business and cross-border transactions and securities law. Immediately prior to joining NETSOL, Patti practiced at Vogt & Resnick, law corporation. She was admitted to practice in California in 1991.

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

Skills and Qualifications: As General Counsel, Ms. McGlasson offers extensive knowledge in several important strategic areas, including innovative problem-solving related to global risks and opportunities. Her legal expertise also helps NetSol navigate cross-cultural and cross-border opportunities.

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

ITEM 11-EXECUTIVE COMPENSATION

Introduction

Our Compensation Committee is responsible for establishing and overseeing compensation programs that comply with NetSol’s executive compensation philosophy. As described in this Compensation Discussion and Analysis (“CD&A”), the Compensation Committee follows a disciplined process for setting executive compensation. This process involves analyzing factors such as company performance, individual performance, strategic goals and competitive market data to arrive at each element of compensation. The Compensation Committee approves compensation decisions for all executive officers. An independent compensation consultant helps the Compensation Committee by providing advice, information, and an objective opinion. This CD&A will focus on the compensation awarded to NetSol’s “named executive officers”—the Chief Executive Officer, Chief Financial Officer, and General Counsel, Corporate Secretary. You can find more complete information about all elements of compensation for the named executive officers in the following discussion and in the Summary Compensation table that appears on page 46.

Fiscal 2022 Executive Compensation Highlights and Governance

This section identifies the most significant decisions and changes made regarding NETSOL’s executive compensation in fiscal year 2022.

Shareholder Approval of Compensation

At the last annual general meeting held on June 7, 2022, shareholders expressed support for our executive compensation programs, with 90% of votes cast at the meeting voting to ratify the compensation of our named executive officers. Although the advisory shareholder vote on executive compensation is non-binding, the Compensation Committee has considered, and will continue to consider, the outcome of the vote and the sentiments of our shareholders when making future compensation decisions for the named executive officers. Based on the results from our last annual general meeting, the Compensation Committee believes shareholders support the Company’s executive compensation philosophy and the compensation paid to the named executive officers.

Taking into account the support of this plan at the June 7, 2022 Annual Shareholders Meeting, the Compensation Committee believes the compensation program meaningfully explains the Compensation Committee’s compensation decisions and its determination to tie long term incentives of the Chief Executive Officer to performance criteria. The Compensation Committee continues to reach out to its shareholders regarding their positions on the Company’s compensation program. In connection with the proxy solicitations, the executive compensation was discussed with certain of our top shareholders and their general acceptance of the compensation structure is reflected in the proxy vote results. Accordingly, the Compensation Committee will continue to provide the CEO with a bonus criterion that is based on total revenues and income from operations on a graduated basis. Bonuses would be paid 60% in cash and 40% in stock valued at the share price on June 30th of the fiscal year in which it was earned.

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

● Beginning with our fiscal year 2019 to current, we modified our compensation practices for our CEO to tie a significant portion to financial results both on a top line and bottom-line basis.

General Compensation Overview

For 2022, compensation designed for our executive officers consisted of:

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

Independent Compensation Consultant

The Compensation Committee retained Compensation Resources, Inc. as its independent compensation consultant. Compensation Resources provided chief executive officer and director compensation consulting services to the Compensation Committee, including a competitive market analysis of peers and the base salary, total cash compensation and total direct compensation. Interactions with Compensation Resources was limited to the Compensation Committee Chair and interaction with executives was generally limited to discussions as required to compile information at the Compensation Committee’s direction. During fiscal year 2022, Compensation Resources did not provide services to the Company. Based on these factors and its own evaluation of Compensation Resources independence pursuant to the requirements approved and adopted by the SEC, the Compensation Committee has determined that the work performed by Compensation Resources does not raise any conflicts of interest.

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

BSquare Corp.

Cass Information Systems

Digital Turbine, Inc.

Everbridge, Inc.

Mitek Systems, Inc.

SPS Commerce Inc.

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

2022 Executive Compensation Components

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

Mr. Ghauri’s base salary for fiscal year 2022 was $700,000 and in addition he received $200,000 in allowances. Mr. Ghauri’s base salary and allowances will remain the same for fiscal year 2023. Mr. Almond’s base salary for fiscal year 2022 was $197, 041 and in addition he received $24,000 in allowances. For fiscal year 2023, Mr. Almonds salary will be $226,000 and he will receive $24,000 in allowances. Ms. McGlasson salary for fiscal year 2022 was $212,384 and her base salary for fiscal year 2023 will be $233,622. The Compensation Committee determined that salary alone was an adequate basis for short term compensation, and that equity incentives would be used for the long-term elements of incentive programs for Ms. McGlasson and Mr. Almond.

Annual Bonus

Our compensation program includes eligibility for bonuses as rewarded by the Compensation Committee. All executives are eligible for annual performance-based cash bonuses in accordance with Company policies. The Compensation Committee takes into consideration the executive’s performance during the previous year to determine eligibility for discretionary bonuses. Further, the compensation committee will review, if applicable, the performance criteria set forth in an executive’s previous year’s agreement and will determine if the executive has met such criteria in order to achieve the bonus. The Company’s bonus criteria at the executive management level, is typically based on a gross revenue and income from operations targets. Cash bonuses, if any for 2022 are reflected in the summary of compensation table on page 46. For 2022, based on structured KPI’s by the compensation committee, Mr. Ghauri earned a bonus of $69,922. See bonus structure as discussed below on page 44. The Compensation Committee determined that Gross Revenue and Income from Operations structure used in fiscal 2022 continues to be a proper measure for measuring Mr. Ghauri’s performance in that it encourages his participation in revenue generating activities and continues to incentivize him to monitor and maximize cost efficiency.

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

Mr. Najeeb Ghauri’s bonus for fiscal year 2022 is based on the total revenues and income from operations on a graduated basis. The following table demonstrates the graduated percentage of bonus that Mr. Ghauri will be eligible to earn based on the percentage of the goal achieved. Bonuses will be paid 60% in cash and 40% in shares of common stock valued on June 30, 2022. Total net revenues and income from operations are based on those values reported for the year ending June 30, 2022 excluding any adjustments relating to changes in revenue recognition policy.

	Allocated Bonus %	% of Bonus	25%	50%	100%	125%	150%	175%	200%
Net revenues	55%	Increase in revenues	5%	10%	15%	20%	25%	30%	35%
Bonus Earned			$82,500	$165,000	$330,000	$412,500	$495,000	$577,500	$660,000

	Allocated Bonus %	% of Bonus	25%	50%	100%	125%	150%	175%	200%
Income from Operations	45%	Income from Operations %	5.0%	7.5%	10.0%	12.5%	15.0%	17.5%	20.0%
Bonus Earned			$67,500	$135,000	$270,000	$337,500	$405,000	$472,500	$540,000

Total Bonus			$150,000	$300,000	$600,000	$750,000	$900,000	$1,050,000	$1,200,000

Mr. Ghauri’s bonus for the fiscal year 2023 will be based on the same criteria stated above.

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

Summary Compensation

The following table shows the compensation for the fiscal year ended June 30, 2022, 2021, and 2020, earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)		Total ($)
Najeeb Ghauri	2022	$700,000		$69,922	(2)	$-	$-	$200,000	(3)	$969,922
CEO & Chairman	2021	$667,000		$67,500	(2)	$-	$-	$180,383	(3)	$914,883
	2020	$689,000		$-		$-	$-	$156,586	(3)	$845,586
Naeem Ghauri	2022	$793,428	(4)	$-		$-	$-	$45,830	(5)	$839,258
President	2021	$767,768	(4)	$-		$-	$-	$77,045	(5)	$844,813
Roger K Almond	2022	$197,041		$20,000		$-	$-	$34,066	(6)	$251,107
Chief Financial Officer	2021	$186,515		$-		$-	$-	$32,872	(6)	$219,387
	2020	$217,111		$20,000		$56,900	$-	$10,639	(6)	$304,650
Patti L. W. McGlasson	2022	$212,384		$-		$-	$-	$10,426	(7)	$222,810
Secretary, General Counsel	2021	$202,271		$-		$-	$-	$9,784	(7)	$212,055
	2020	$219,481		$-		$42,675	$-	$10,019	(7)	$272,175

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

(2) Bonus was awarded based on Mr. Ghauri’s bonus structure as detailed on page 44.

(3) Per Mr. Najeeb Ghauri’s compensation agreement, he received $200,000, $180,383 and $156,586 in allowances, perquisites and benefits such as car allowance, insurance premiums, and home office allowance for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

(4) Consists of $586,397 and $400,000 base salary and $207,031 and $367,768 commission for the fiscal years ended June 30, 2022 and 2021, respectively.

(5) Per Mr. Naeem Ghauri’s compensation agreement, he received $45,830 and $77,045 in allowances, perquisites and benefits for the fiscal years ended June 30, 2022 and 2021, respectively.

(6) Consists of $10,066, $8,872 and $10,639 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2022, 2021 and 2020, respectively, and $24,000 paid as car allowance for the years ended June 30, 2022 and 2021, respectively.

(7) Consists of $10,426, $9,784 and $10,019 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal year ended June 30, 2022, 2021 and 2020, respectively.

Grants of Plan-Based Awards

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

Employment Agreement with Najeeb Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended effective January 1, 2008, January 1, 2010, July 25, 2013 and again on June 30, 2014. Changes made in the June 30, 2014 amendment are effective July 1, 2014. Pursuant to the CEO Agreement, as amended, between Mr. Ghauri and the Company (the “CEO Agreement”), the Company agreed to employ Mr. Ghauri as its Chief Executive Officer for a five-year term. The term of employment automatically renews for 12 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2022, Mr. Ghauri is entitled to an annualized compensation of $900,000 consisting of salary, allowances, perquisites and benefits, and is eligible for annual bonuses based on the bonus structure adopted by the Compensation Committee as described in Item 11 under Executive Compensation beginning on page 39. For fiscal year 2023, Mr. Ghauri’s annualized compensation consisting of salary, allowance, perquisites and benefits will be $900,000. Mr. Ghauri is entitled to six weeks of paid vacation per calendar year.

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

Employment Agreement with Roger K. Almond

Effective March 1, 2015, the Company entered into an Employment Agreement with our Chief Financial Officer, Mr. Roger K. Almond. Pursuant to the Employment Agreement, between Mr. Almond and the Company (the “CFO Agreement”), the Company agreed to employ Mr. Almond as its Chief Financial Officer from the date of the CFO Agreement through February 28, 2017. According to the terms of the CFO Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2022, Mr. Almond was entitled to an annualized base salary of $197,041 per annum and a $2,000 per month car allowance, and eligible for annual bonuses at the discretion of the Chief Executive Officer. Effective July 1, 2022, Mr. Almond’s salary, was increased to $226,000 per annum and a $2,000 per month car allowance, and is eligible for annual bonuses at the discretion of the Chief Executive Officer. In addition, Mr. Almond is entitled to participate in the Company’s equity incentive plans and is entitled to four weeks of paid vacation per calendar year.

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

Employment Agreement with Patti L. W. McGlasson

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary, General Counsel and Sr. Vice President, Legal and Corporate Affairs, Ms. Patti L. W. McGlasson. Pursuant to the Employment Agreement and its related amendments, between Ms. McGlasson and the Company (the “General Counsel Agreement”), the Company agreed to employ Ms. McGlasson as its Secretary and General Counsel from the date of the General Counsel Agreement through June 30, 2017. According to the terms of the General Counsel Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. The General Counsel Agreement was amended on July 25, 2013 and again on June 30, 2014 (the General Counsel Agreement and all amendments referred to as the “GC Agreement”). Changes made in the June 30, 2014 amendment are effective July 1, 2014. Under the GC Agreement, Ms. McGlasson is entitled to an annualized base salary of $212,384 per annum, and is eligible for annual bonuses at the discretion of the Chief Executive Officer. Effective July 1, 2022, Ms. McGlasson’s salary, was increased to $233,622. In addition, Ms. McGlasson is entitled to participate in the Company’s equity incentive plans and, is entitled to six weeks of paid vacation per calendar year.

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

As of June 30, 2022, there are no outstanding stock options or grants of unvested stock awards.

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2022, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$2,800,000	$116,667	$2,800,000
Health Related Benefits	67,104	-	67,104
Bonus	-	-	-
Salary Multiple Pay-out	2,093,000	-	-
Bonus or Revenue One-time Pay-Out	572,480	-	-
Net Cash Value of Options	-	-	-

Total	$5,532,584	$116,667	$2,867,104

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

The following table summarizes the potential payments to Mr. Almond assuming his employment with us was terminated or a change of control occurred on June 30, 2022, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$217,041	$36,174	$217,041
Health related benefits	10,068	-	10,068
Bonus	-	-	-
Salary Multiple Pay-out	648,953	-	-
Bonus or Revenue One-time Pay-Out	286,240	-	-
Net Cash Value of Options	-	-	-

Total	$1,162,301	$36,174	$227,109

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2022, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$424,768	$35,397	$424,768
Health related benefits	20,856	-	20,856
Bonus	-	-	-
Salary Multiple Pay-out	635,028	-	-
Bonus or Revenue One-time Pay-Out	286,240	-	-
Net Cash Value of Options	-	-	-

Total	$1,366,892	$35,397	$445,624

Director Compensation

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company’s compensation policies for the fiscal year ended June 30, 2022, other than Najeeb Ghauri and Malea Farsai who were paid as part of their employment agreements with the Company and not as directors.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARE AWARDS ($)	TOTAL ($)

Mark Caton	87,500	12,009	99,509
Henry Tolentino	87,500	-	87,500
Kausar Kazmi	87,500	-	87,500
	262,500	12,009	274,509

Director Compensation Policy

Mr. Najeeb Ghauri and Ms. Malea Farsai are not paid any fees or other compensation for services as members of our Board of Directors.

The Committee relied on a survey conducted by Compensation Resources, Inc. in setting the compensation for the non-employee members of our Board of Directors. As with named executives, the aim is to compensate the Board of Directors at the mean of peer companies. Any additional cash and/or equity compensation for the fiscal year beginning was designed to maintain this mean.

The non-employee members of our Board of Directors received as compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof. The Company paid the following amounts to members of the Board of Directors for the activities shown during the fiscal year ended June 30, 2022.

BOARD ACTIVITY	CASH PAYMENTS
Board Member Fee	$262,500
Chairperson for Audit Committee	$-
Chairperson for Compensation Committee	$-
Chairperson for Nominating and Corporate Governance Committee	$-
$262,500

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

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Mr. Caton (Chairman), Mr. Kazmi, and Mr. Tolentino. All current members of the Compensation Committee are “independent directors” as defined under the NASDAQ Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2022, or at any other relevant time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Employee Equity Plans

OPTIONS:

	Number of Options Authorized	Options Grants Issued	Options Grants Cancelled / Expired	Available for Issue	Options Issued but Outstanding

The 2005 stock option plan	500,000	482,614	-	17,386	-
The 2013 stock option plan	1,250,000	1,151,804	-	98,196	-
The 2015 stock option plan	1,250,000	943,578	-	306,422	-
	3,700,000	3,277,996	-	422,004	-

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, its only class of outstanding voting securities as of September 20, 2022, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company’s present directors and officers, and (iii) all officers and directors as a group:

		Number of Shares
Name of Beneficial Owner (1)		Beneficially Owned (2)	Percentage
Najeeb Ghauri	(3)	808,656	7.18%
Naeem Ghauri	(3)	400,689	3.56%
Mark Caton	(3)	101,582	*
Henry Tolentino	(3)	27,313	*
Patti McGlasson	(3)	81,050	*
Roger Almond	(3)	30,000	*
Kausar Kazmi	(3)	11,445	*
Malea Farsai	(3)	39,811	*
Renaissance Technologies Holdings Corp.	(5)	579,401	5.15%
Topline Capital Management LLC	(5)	570,493	5.07%
All officers and directors as a group (eight persons)		1,500,546	13.33%

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to share grants that will vest or options currently exercisable or exercisable within 60 days of September 20, 2022, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Address c/o NetSol Technologies, Inc. at 23975 Park Sorrento, Suite 250, Calabasas, CA 91302.

(4) Shares issued and outstanding as of September 19, 2022 were 11,257,539.

(5) 5% or greater shareholder based on Schedule 13G filing on February 11, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

BF Borgers audited the Company’s financial statements for the fiscal year ended June 30, 2022 and 2021. The aggregate fees billed by principal accountants for the annual audit and review of financial statements included in the Company’s Form 10-K, services related to providing an opinion in connection with our public offering of shares of common stock and/or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $250,000 for the years ended June 30, 2022 and 2021.

Tax Fees

Tax fees for fiscal year 2022 were $13,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2021. Tax fees for fiscal year 2021 were $13,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2020.

All Other Fees

No other fees were paid to principal accountant during the fiscal year 2022 and 2021.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Articles of Incorporation of Mirage Holdings, Inc., a Nevada corporation, dated March 18, 1997, incorporated by reference as Exhibit 3.1 to NETSOL’s Registration Statement No. 333-28861 filed on Form SB-2 filed June 10, 1997. *
3.2	Amendment to Articles of Incorporation dated May 21, 1999, incorporated by reference as Exhibit 3.2 to NETSOL’s Annual Report for the fiscal year ended June 30, 1999 on Form 10K-SB filed September 28, 1999. *
3.3	Amendment to the Articles of Incorporation of NETSOL International, Inc. dated March 20, 2002 incorporated by reference as Exhibit 3.3 to NETSOL’s Annual Report on Form 10-KSB/A filed on February 2, 2001. *
3.4	Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated August 20, 2003 filed as Exhibit A to NETSOL’s Definitive Proxy Statement filed June 27, 2003. *
3.5	Amendment to the Articles of Incorporation of NetSol Technologies, Inc. dated March 14, 2005 filed as Exhibit 3.0 to NETSOL’s quarterly report filed on Form 10-QSB for the period ended March 31, 2005. *
3.6	Amendment to the Articles of Incorporation dated October 18, 2006 filed as Exhibit 3.5 to NETSOL’s Annual Report for the fiscal year ended June 30, 2007 on Form 10-KSB. *
3.7	Amendment to Articles of Incorporation dated May 12, 2008. *
3.8	Amendment to the Articles of Incorporation dated August 6, 2012, filed as Appendix A to NETSOL’s Definitive Proxy Statement filed June 14, 2012. *
3.9	Amended and Restated Bylaws of NetSol Technologies, Inc. dated February 9, 2018*.
4.1	Form of Common Stock Certificate. *
10.1	Stock Purchase Agreement dated May 6, 2006 by and between the Company, McCue Systems, Inc. and the shareholders of McCue Systems, Inc. incorporated by reference as Exhibit 2.1 to NETSOL’s Current Report filed on form 8-K on May 8, 2006. *
10.3	Employment Agreement by and between NetSol Technologies, Inc. and Patti L. W. McGlasson dated May 1, 2006 incorporated by reference as Exhibit 10.20 to NETSOL’s Annual Report on form 10-KSB dated September 18, 2006. *
10.4	Employment Agreement by and between the Company and Najeeb Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007. *
10.5	Employment Agreement by and between the Company and Naeem Ghauri dated January 1, 2007 filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the year ended June 30, 2007. *
10.6	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2007. *
10.7	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2007. *
10.8	Company 2005 Stock Option Plan incorporated by reference as Exhibit 1.1 to NETSOL’s Definitive Proxy Statement filed on March 3, 2006. *
10.9	Amendment to Employment Agreement by and between Company and Najeeb Ghauri dated effective January 1, 2010. *
10.10	Amendment to Employment Agreement by and between Company and Naeem Ghauri dated effective January 1, 2010. *
10.11	Amendment to Employment Agreement by and between Company and Patti L. W. McGlasson dated effective April 1, 2010. *
10.12	Company’s 2011 Equity Incentive and Nonstatutory Plan incorporated by reference as Appendix A to NETSOL’s Proxy Statement filed on April 11, 2011. *
10.13	Company’s 2013 Equity Incentive Plan incorporated by reference as Appendix A to NETSOL’s Definitive Proxy Statement filed on May 29, 2013. *
10.14	Amendment to Employment Agreement between NetSol Technologies, Inc. and Najeeb Ghauri dated effective July 25, 2013. *
10.15	Amendment to Employment Agreement between NetSol Technologies, Inc. and Patti L.W. McGlasson dated effective July 25, 2013. *
10.16	Restated Charter of the Compensation Committee dated effective September 10, 2013. *
10.17	Restated Charter of the Nominating and Corporate Governance Committee dated effective September 10, 2013. *
10.18	Restated Charter of the Audit Committee dated effective September 10, 2013. *
10.19	Restated Code of Business Conduct & Ethics dated effective September 10, 2013. *
10.20	Company’s 2015 Equity Incentive Plan incorporated by reference as Appendix A to NETSOL’s Definitive Proxy Statement filed on April 15, 2015. *
21.1	A list of all subsidiaries of the Company (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO) (1)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DFE	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Previously Filed

(1) Filed Herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: September 27, 2022	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer

Date: September 27, 2022	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 27, 2022	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 27, 2022	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Accounting Officer

Date: September 27,2022	BY:	/S/ MARK CATON
Mark Caton
Director

Date: September 27,2022	BY:	/S/ MALEA FARSAI
Malea Farsai
Director

Date: September 27,2022	BY:	/S/ HENRY TOLENTINO
Henry Tolentino
Director

Date: September 27,2022	BY:	/S/ KAUSAR KAZMI
Kausar Kazmi
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NetSol Technologies, Inc. and subsidiaries
Calabasas, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of NetSol Technologies, Inc. and subsidiaries as of June 30, 2022 and 2021 and the results of their operations and their cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill and Intangible asset- Refer to Note 12 and Note 13 to the financial statements

Critical Audit Matter Description

The Company tests goodwill and intangible assets for impairment annually (in the fourth quarter), or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit has declined below its carrying value. The Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, which requires management to make significant estimates and assumptions related to projected revenue growth rates, discount rates, and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount of any goodwill impairment charge. As of June 30, 2022, the Company has four reporting units, but only three of which have goodwill.

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

How the Critical Audit Matter Was Addressed in the Audit

●	Our audit procedures related to management’s estimates and assumptions related to projected revenue growth rates, discount rates, EBITDA and EBITDA margin for the reporting units included the following, among other procedures:

●	We tested the effectiveness of internal controls over the goodwill impairment evaluation, including controls over the selection of the discount rates and over forecasts of future revenue growth rates, EBITDA, and EBITDA margin.

●	We performed a retrospective review comparing actual revenue and EBITDA results of the reporting unit for 2022 to the forecasted results from 2021.

●	We performed a retrospective review comparing management’s estimates and assumptions relating to revenue, EBITDA, and EBITDA margin projections for the reporting unit used for the purpose of current year’s annual impairment test to the projections previously used in connection with the prior year annual impairment test.

●	We evaluated the consistency of estimates and assumptions relating to revenue and EBITDA growth inherent in the discounted cash flow model for the reporting unit to those used by management in other annual forecasting activities.

●	With the assistance of our fair value specialists, we performed a benchmarking exercise comparing management’s estimates and assumptions related to revenue growth, EBITDA and EBITDA margin for the reporting unit as of the measurement date to the revenue growth, EBITDA and EBITDA margins of a peer group of public companies for the most recent three years and the projection period.

●	With the assistance of our fair value specialists, we evaluated (1) the valuation methodology used and (2) the projections of long-term revenue growth and the discount rates by testing the underlying source information, and by developing a range of independent estimates and comparing those to the rates selected by management.

/s/ BF Borgers CPA PC.

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Company’s auditor since 2020

BF Borgers CPA PC (PCAOB ID 5041).
Lakewood, CO

September 27, 2022

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of	As of
	June 30, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$23,963,797	$33,705,154
Accounts receivable, net of allowance of $156,846 and $166,231	8,669,202	4,184,096
Revenues in excess of billings, net of allowance of $136,839 and $136,976	14,571,776	14,680,131
Other current assets, net of allowance of $1,243,633 and $1,243,633	2,223,361	3,009,393
Total current assets	49,428,136	55,578,774
Revenues in excess of billings, net - long term	853,601	957,603
Convertible note receivable - related party, net of allowance of $4,250,000 and $4,250,000	-	-
Property and equipment, net	9,382,624	12,091,812
Right of use assets - operating leases	969,163	1,345,869
Long term investment	1,059,368	3,155,852
Other assets	25,546	55,127
Intangible assets, net	1,587,670	3,904,656
Goodwill	9,302,524	9,516,568
Total assets	$72,608,632	$86,606,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,813,541	$6,696,035
Current portion of loans and obligations under finance leases	8,567,145	11,366,171
Current portion of operating lease obligations	548,678	857,729
Unearned revenue	4,901,562	4,556,626
Total current liabilities	20,830,926	23,476,561
Loans and obligations under finance leases; less current maturities	476,223	699,841
Operating lease obligations; less current maturities	447,260	564,257
Total liabilities	21,754,409	24,740,659
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,196,570 shares issued and 11,257,539 outstanding as of June 30, 2022 and 12,181,585 shares issued and 11,265,064 outstanding as of June 30, 2021	121,966	121,816
Additional paid-in-capital	128,218,247	129,018,826
Treasury stock (at cost, 939,031 shares and 916,521 shares as of June 30, 2022 and June 30, 2021, respectively)	(3,920,856)	(3,820,750)
Accumulated deficit	(39,652,438)	(38,801,282)
Other comprehensive loss	(39,363,085)	(31,868,481)
Total NetSol stockholders’ equity	45,403,834	54,650,129
Non-controlling interest	5,450,389	7,215,473
Total stockholders’ equity	50,854,223	61,865,602
Total liabilities and stockholders’ equity	$72,608,632	$86,606,261

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years
	Ended June 30,
	2022	2021
Net Revenues:
License fees	$4,539,260	$6,249,924
Subscription and support	28,284,759	22,173,745
Services	24,423,960	26,448,171
Services - related party	-	48,775
Total net revenues	57,247,979	54,920,615

Cost of revenues:
Salaries and consultants	24,528,155	20,969,298
Travel	1,036,623	663,403
Depreciation and amortization	2,949,093	2,990,689
Other	4,996,934	3,944,197
Total cost of revenues	33,510,805	28,567,587

Gross profit	23,737,174	26,353,028

Operating expenses:
Selling and marketing	7,220,022	6,555,004
Depreciation and amortization	863,180	965,625
General and administrative	15,390,141	15,437,382
Research and development cost	1,342,154	674,168
Total operating expenses	24,815,497	23,632,179

Income (loss) from operations	(1,078,323)	2,720,849

Other income and (expenses)
Loss on sale of assets	(205,288)	(191,935)
Interest expense	(369,801)	(394,289)
Interest income	1,655,883	1,017,432
Gain (loss) on foreign currency exchange transactions	4,327,590	(597,433)
Share of net loss from equity investment	(2,021,480)	(253,819)
Other income (expense)	(218,840)	987,444
Total other income (expenses)	3,168,064	567,400

Net income before income taxes	2,089,741	3,288,249
Income tax provision	(988,938)	(1,026,617)
Net income	1,100,803	2,261,632
Non-controlling interest	(1,951,959)	(483,375)
Net income (loss) attributable to NetSol	$(851,156)	$1,778,257

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.08)	$0.15
Diluted	$(0.08)	$0.15

Weighted average number of shares outstanding
Basic	11,250,219	11,499,983
Diluted	11,250,219	11,499,983

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	For the Years
	Ended June 30,
	2022	2021
Net income (loss)	$(851,156)	$1,778,257
Other comprehensive income (loss):
Translation adjustment	(11,175,077)	2,933,964
Translation adjustment attributable to non-controlling interest	3,680,473	(717,398)
Net translation adjustment	(7,494,604)	2,216,566
Comprehensive income (loss) attributable to NetSol	$(8,345,760)	$3,994,823

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
For the Years Ended June 30, 2022 and 2021

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2022 and 2021

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2021	12,181,585	$121,816	$129,018,826	$(3,820,750)	$(38,801,282)	$(31,868,481)	$7,215,473	$61,865,602
Subsidiary common stock issued for:
-Services	-	-	167	-	-	-	(167)	-
Common stock issued for:
Services	14,985	150	72,434	-	-	-	-	72,584
Purchase of treasury shares	-	-	-	(100,106)	-	-	-	(100,106)
Purchase of subsidiary treasury shares			(950,352)					(950,352)
Adjustment in APIC for purchase of subsidiary treasury shares	-	-	36,403	-	-	-	(36,403)	-
Fair value of subsidiary options issued	-	-	40,769	-	-	-	-	40,769
Foreign currency translation adjustment	-	-	-	-	-	(7,494,604)	(3,680,473)	(11,175,077)
Net income (loss) for the year	-	-	-	-	(851,156)	-	1,951,959	1,100,803
Balance at June 30, 2022	12,196,570	$121,966	$128,218,247	$(3,920,856)	$(39,652,438)	$(39,363,085)	$5,450,389	$50,854,223

The accompanying notes are an integral part of these consolidated financial statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years
	Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,100,803	$2,261,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,812,273	3,956,314
Provision for bad debts	23,388	(332,325)
Goodwill impairment	214,044	-
Share of net loss from investment under equity method	2,021,480	253,819
Loss on sale of assets	205,288	191,935
Gain on forgiveness of loan	-	(469,721)
Stock based compensation	104,347	342,153
Changes in operating assets and liabilities:
Accounts receivable	(5,669,262)	6,861,454
Revenues in excess of billing	(1,273,693)	2,839,709
Other current assets	469,194	(857,708)
Accounts payable and accrued expenses	1,121,308	474,098
Unearned revenue	931,452	204,563
Net cash provided by operating activities	3,060,622	15,725,923

Cash flows from investing activities:
Purchases of property and equipment	(2,609,205)	(2,551,283)
Sales of property and equipment	349,058	188,233
Investment in associates	-	(155,500)
Net cash used in investing activities	(2,260,147)	(2,518,550)

Cash flows from financing activities:
Purchase of treasury stock	(100,106)	(2,364,781)
Purchase of subsidiary treasury stock	(950,352)	-
Proceeds from bank loans	941,841	1,898,013
Payments on finance lease obligations and loans - net	(1,270,104)	(698,797)
Net cash used in financing activities	(1,378,721)	(1,165,565)
Effect of exchange rate changes	(9,163,111)	1,496,516
Net increase (decrease) in cash and cash equivalents	(9,741,357)	13,538,324
Cash and cash equivalents at beginning of the period	33,705,154	20,166,830
Cash and cash equivalents at end of period	$23,963,797	$33,705,154

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Years
	Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$433,083	$455,647
Taxes	$1,234,793	$601,703

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under finance lease	$49,189	$222,391
Drivemate shares acquired for services rendered	$-	$1,300,000
Shares issued to vendor for services received	$19,525	$-

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance, except balances maintained in China are insured for RMB500,000 ($74,627) in each bank and in the UK for GBP 85,000 ($103,659) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of June 30, 2022 and 2021, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $22,758,963 and $31,662,035, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

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

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2022 are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$853,601	$853,601
Total	$-	$-	$853,601	$853,601

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2021, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$957,603	$957,603
Total	$-	$-	$957,603	$957,603

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

The reconciliation for the years ended June 30, 2022 and 2021 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2020	$1,341,575	$(41,286)	$1,300,289
Additions	1,023,634	(78,124)	945,510
Amortization during the period	-	53,119	53,119
Transfers to short term	(1,341,575)	-	(1,341,575)
Effect of Translation Adjustment	748	(488)	260
Balance at June 30, 2021	$1,024,382	$(66,779)	$957,603
Amortization during the period	-	38,005	38,005
Transfers to short term	(129,352)	-	(129,352)
Effect of Translation Adjustment	(13,090)	435	(12,655)
Balance at June 30, 2022	$881,940	$(28,339)	$853,601

The Company used the discounted cash flow method with an interest rate of 4.35% for the years ended June 30, 2021 and 2022.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2022 and 2021 were $119,592 and $224,933, respectively.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

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

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries. (See Note 21 “Segment Information and Geographic Areas”)

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

Recent Accounting Standards Adopted by the Company:

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. This new standard is effective for fiscal years beginning after December 15, 2020 and was adopted by the Company July 1, 2021. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies accounting for convertible instruments by removing major separation models required under current Generally Accepted Accounting Principles (GAAP).” In addition, the ASU “removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it” and “simplifies the diluted earnings per share (EPS) calculation in certain areas. The guidance is effective for fiscal years beginning after December 15, 2021 and interim periods therein, with early adoption permitted. The Company does not expect the standard to have a material effect on its consolidated financial statements.

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

June 30, 2022 and 2021

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

June 30, 2022 and 2021

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

The Company’s disaggregated revenue by category is as follows:

	For the Years
	Ended June 30,
	2022	2021
Core:
License	$4,539,260	$6,249,924
Subscription and support	28,284,759	22,173,745
Services	19,519,508	20,139,320
Services - related party	-	48,775
Total core revenue, net	52,343,527	48,611,764

Non-Core:
Services	4,904,452	6,308,851
Total non-core revenue, net	4,904,452	6,308,851

Total net revenue	$57,247,979	$54,920,615

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

June 30, 2022 and 2021

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	June 30, 2022	June 30, 2021

Revenues in excess of billings	$15,425,377	$15,637,734

Unearned revenue	$4,901,562	$4,556,626

During the year ended June 30, 2022, the Company recognized revenue of $3,480,224, which was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $34,575,607 as of June 30, 2022, of which the Company estimates to recognize approximately $14,053,692 in revenue over the next 12 months and the remainder over an estimated 6 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the years ended June 30, 2022 and 2021, there were no outstanding dilutive instruments.

NOTE 5 – MAJOR CUSTOMERS

During the year ended June 30, 2022, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $18,090,059 and $4,273,740, respectively representing 31.6% and 7.5%, respectively of revenues. During the year ended June 30, 2021, revenues from DFS and BMW were $11,522,694 and $7,137,653, respectively representing 21.0% and 13.0%, respectively of revenues. The revenue from these customers are shown in the Asia – Pacific segment.

Accounts receivable from DFS and BMW at June 30, 2022, were $2,005,463 and $2,498,645, respectively. Accounts receivable from DFS and BMW at June 30, 2021, were $462,861 and $35,063, respectively. Revenues in excess of billings at June 30, 2022 were $365,863 and $2,199,381, respectively. Revenues in excess of billings at June 30, 2021 were $2,041,750 and $4,453,299, respectively.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

The following table summarizes the convertible notes receivable from WRLD3D.

			Convertible Note	Accrued
Agreement Date	Interest Rate	Maturity Date	Amount	Interest
May 25, 2017	5%	March 2, 2018	$750,000	$110,202
February 9, 2018	10%	March 31, 2019	2,500,000	500,773
April 1, 2019	10%	March 31, 2020	600,000	57,648
August 19, 2019	10%	March 31, 2020	400,000	32,439
			4,250,000	701,062
Less allowance for doubtful account			(4,250,000)	(701,062)
Net Balance			$-	$-

The Company has accrued interest of $701,062 at June 30, 2022 and 2021, which is included in “Other current assets”. The Company has not been accruing interest since July 1, 2020.

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	June 30, 2022	June 30, 2021

Prepaid Expenses	$1,389,370	$1,987,556
Advance Income Tax	202,783	344,699
Employee Advances	87,627	28,816
Security Deposits	236,909	281,464
Other Receivables	21,581	143,258
Other Assets	285,091	223,600
Due From Related Party	1,243,633	1,243,633
	3,466,994	4,253,026
Less allowance for doubtful account	(1,243,633)	(1,243,633)
Net Balance	$2,223,361	$3,009,393

Due from related party is the amount receivable from WRLD3D for which we have provided an allowance for credit loss for the full amount, leaving a net balance of $0.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

NOTE 8 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	June 30, 2022	June 30, 2021

Revenues in excess of billings - long term	$881,940	$1,024,382
Present value discount	(28,339)	(66,779)
Net Balance	$853,601	$957,603

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the years ended June 30, 2022 and 2021, the Company accreted $38,005 and $53,119, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with an interest rate of 4.35% during the years ended June 30, 2022 and 2021.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	June 30, 2022	June 30, 2021

Office Furniture and Equipment	$3,021,586	$3,440,501
Computer Equipment	11,388,856	18,681,991
Assets Under Capital Leases	305,081	1,136,128
Building	4,818,650	6,205,210
Land	1,237,965	1,608,024
Autos	2,503,990	1,770,147
Improvements	175,560	35,592
Subtotal	23,451,688	32,877,593
Accumulated Depreciation	(14,069,064)	(20,785,781)
Property and Equipment, Net	$9,382,624	$12,091,812

For the years ended June 30, 2022 and 2021, depreciation expense totaled $2,179,509 and $2,148,578, respectively. Of these amounts, $1,316,329 and $1,182,953, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of June 30, 2022 and 2021:

	As of	As of
	June 30, 2022	June 30, 2021
Computers and Other Equipment	$-	$169,487
Furniture and Fixtures	-	57,509
Vehicles	305,081	909,132
Total	305,081	1,136,128
Less: Accumulated Depreciation - Net	(145,658)	(627,119)
	$159,423	$509,009

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

Finance lease term and discount rate were as follows:

	As of	As of
	June 30, 2022	June 30, 2021

Weighted average remaining lease term - Finance leases	2.39 Years	0.55 Years

Weighted average discount rate - Finance leases	12.5%	5.6%

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2022	June 30, 2021
Assets
Operating lease assets, net	$969,163	$1,345,869

Liabilities
Current
Operating	$548,678	$857,729
Non-current
Operating	447,260	564,257
Total Lease Liabilities	$995,938	$1,421,986

The components of lease cost were as follows:

	For the Years
	Ended June 30,
	2022	2021

Amortization of finance lease assets	$72,340	$186,721
Interest on finance lease obligation	22,010	32,675
Operating lease cost	652,911	1,271,947
Short term lease cost	258,227	91,705
Sub lease income	(35,356)	(35,740)
Total lease cost	$970,132	$1,547,308

Lease term and discount rate were as follows:

	As of	As of
	June 30, 2022	June 30, 2021

Weighted average remaining lease term - Operating leases	3.34 Years	1.78 Years

Weighted average discount rate - Operating leases	4.2%	5.7%

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Years
	Ended June 30
	2022	2021

Operating cash flows related to operating leases	$893,196	$1,182,028

Operating cash flows related to finance leases	$3,577	$25,338

Financing cash flows related finance leases	$55,476	$334,939

Maturities of operating lease liabilities were as follows as of June 30, 2022:

Amount
Within year 1	$574,383
Within year 2	158,335
Within year 3	127,543
Within year 4	122,066
Within year 5	61,355
Thereafter	1,286
Total Lease Payments	1,044,968
Less: Imputed interest	(49,030)
Present Value of lease liabilities	995,938
Less: Current portion	(548,678)
Non-Current portion	$447,260

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and terminate by January 2027. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the years ended June 30, 2022 and 2021, the Company received lease income of $35,356 and $35,740, respectively.

NOTE 11 – LONG-TERM INVESTMENT

Drivemate – Related Party

The Company and Drivemate Co., Ltd. (“Drivemate”) entered into a subscription agreement on April 25, 2019, (“Drivemate Agreement”) whereby the Company purchased an equity interest of 30% in Drivemate. Per the Drivemate Agreement, the Company purchased 5,469 preferred shares for $1,800,000 consisting of $500,000 cash to be paid over a two-year period and $1,300,000 to be provided in services. The Company has paid the $500,000 in cash and has provided services of $1,300,000. Pursuant to the agreement, the number of shares to be issued is adjusted as necessary to result in an equity ownership equal to 30% of the issued and outstanding shares at the final payment date. As of June 30, 2022 and 2021, the Company owns 8,178 shares equal to 30.0% of Drivemate. Per the Drivemate Agreement, the Company appointed two directors to the Drivemate board. The Company determined that it met the significant influence criteria since two of the four directors are appointed by the Company and the Company owns 30% of Drivemate; therefore, the Company accounts for the investment using the equity method of accounting.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

During the years ended June 30, 2022 and 2021, the Company performed services of $12,528 and $18,006, respectively.

Under the equity method of accounting, the Company recorded its share of net loss of $49,664 and $20,001 for the years ended June 30, 2022 and 2021, respectively. For the year ended June 30, 2022, the Company performed a fair value analysis and determined that the carrying amount of the investment exceeded the investment’s fair value; therefore, the Company recorded an impairment of $651,018. The impairment expense is recorded in the line item “share of net loss under equity method” in the “Consolidated Statement of Operations”.

WRLD3D-Related Party

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which was earned by providing IT and enterprise software solutions. As of June 30, 2022 and 2021, NTI and NTPK own 1,636,876 and 4,092,189, respectively, of Series BB Preferred Stock.

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

During the year ended June 30, 2022 NetSol PK did not provide any services and during the year ended June 30, 2021, NetSol PK provided services valued at $48,775, which is recorded as services-related party. Under the equity method of accounting, the Company recorded its share of net loss of $354,802 and $233,818 for the years ended June 30, 2022 and 2021, respectively. For the year ended June 30, 2022, the Company performed a fair value analysis and determined that the carrying amount of the investment exceeded the investment’s fair value; therefore, the Company recorded an impairment of $965,996. The impairment expense is recorded in the line item “share of net loss under equity method” in the “Consolidated Statement of Operations”.

The following table reflects the above investments at June 30, 2022.

	Drivemate	WRLD3D	Total
Gross investment	$1,800,000	$3,888,889	$5,688,889
Cumulative net loss on investment	(740,632)	(3,238,647)	(3,979,279)
Cumulative other comprehensive income (loss)	-	(650,242)	(650,242)
Net investment	$1,059,368	$-	$1,059,368

The following table reflects the above investments at June 30, 2021.

	Drivemate	WRLD3D	Total
Gross investment	$1,800,000	$3,888,889	$5,688,889
Cumulative net loss on investment	(38,853)	(1,924,134)	(1,962,987)
Cumulative other comprehensive income (loss)	-	(570,050)	(570,050)
Net investment	$1,761,147	$1,394,705	$3,155,852

NOTE 12 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	June 30, 2022	June 30, 2021

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(19,914,206)	(14,440,001)
Accumulated Amortization	(25,743,121)	(28,900,340)
Net Balance	$1,587,670	$3,904,656

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

(A) Product Licenses

Product licenses include internally-developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $1,587,670 will be amortized over the next 1.25 years. Amortization expense for the years ended June 30, 2022 and 2021 was $1,632,764 and $1,807,736, respectively.

(B) Future Amortization

Estimated amortization expense of intangible assets over the next five years is as follows:

Period ended:	Amortization
June 30, 2023	$1,416,353
June 30, 2024	171,317
$1,587,670

NOTE 13 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period business combinations. Goodwill was comprised of the following amounts:

	As of		As of
	June 30, 2021	Impairment	June 30, 2022
NetSol PK (Asia - Pacific)	$1,166,610	$-	$1,166,610
NTE (Europe)	3,471,814	-	3,471,814
VLS (Europe)	214,044	(214,044)	-
NTA (North America)	4,664,100	-	4,664,100
Total	$9,516,568	$(214,044)	$9,302,524

The Company tests for goodwill impairment at each reporting unit and recorded an impairment of $214,044 at June 30, 2022. The Company performed the goodwill analysis using a combination of an income approach and a market approach. The impairment was caused by the decline in VLS’ revenue due to the loss of their largest customer and some smaller customers. The expense is recorded in the line item of “other income (expense)” in the “Consolidated Statement of Operations”.

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	June 30, 2022	June 30, 2021

Accounts Payable	$1,175,527	$1,067,937
Accrued Liabilities	3,507,415	2,662,666
Accrued Payroll	1,397,605	1,782,512
Accrued Payroll Taxes	153,416	295,349
Taxes Payable	328,755	608,121
Other Payable	250,823	279,450
Total	$6,813,541	$6,696,035

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

NOTE 15 – DEBTS

Notes payable and capital leases consisted of the following:

		As of June 30, 2022
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$89,552	$89,552	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	423,101	423,101	-
Loan Payable Bank - Export Refinance	(4)	2,434,749	2,434,749	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,850,409	1,850,409	-
Loan Payable Bank - Export Refinance III	(7)	3,408,648	3,408,648	-
Sale and Leaseback Financing	(8)	619,108	189,226	429,882
Term Finance Facility	(9)	31,204	18,339	12,865
Insurance Financing	(10)	118,026	118,026	-
		8,974,797	8,532,050	442,747
Subsidiary Finance Leases	(11)	68,571	35,095	33,476
		$9,043,368	$8,567,145	$476,223

		As of June 30, 2021
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$73,143	$73,143	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	1,648,818	1,090,259	558,559
Loan Payable Bank - Export Refinance	(4)	3,162,555	3,162,555	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	2,403,542	2,403,542	-
Loan Payable Bank - Export Refinance III	(7)	4,427,578	4,427,578	-
Sale and Leaseback Financing	(8)	85,313	28,183	57,130
Term Finance Facility	(9)	55,182	19,644	35,538
Insurance Financing	(10)	41,774	41,774	-
		11,897,905	11,246,678	651,227
Subsidiary Finance Leases	(11)	168,107	119,493	48,614
		$12,066,012	$11,366,171	$699,841

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings range from 5.0% to 7.0% as of June 30, 2022 and 2021, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

(2)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $365,854. The annual interest rate was 5.5% and 5.1% as of June 30, 2022 and 2021, respectively. The total outstanding balance as of June 30, 2022 and 2021 was £nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of June 30, 2022, NTE was in compliance with this covenant.

(3)	The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank Limited, approved by the Government of Pakistan to protect the employment situation during the COVID-19 Pandemic. This is a term loan payable in three years. The availed facility amount is Rs. 86,887,974 or $423,101, at June 30, 2022, which is shown as current. The availed facility amount was Rs. 260,678,180 or $1,648,818, at June 30, 2021, of which $1,090,259 is shown as current and the remaining $558,559 is shown as long term. The interest rate for the loan was 3% at June 30, 2022 and 2021.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 500,000,000 or $2,434,749 and Rs. 500,000,000 or $3,162,555 at June 30, 2022 and 2021, respectively. The interest rate for the loan was 3% at June 30, 2022 and 2021.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 53,600,000 or $261,005 and Rs. 75,000,000 or $474,383, at June 30, 2022 and 2021, respectively. The balance outstanding at June 30, 2022 and 2021 was Rs. Nil. The interest rate for the loan was 14.0% and 9.5% at June 30, 2022 and 2021, respectively.

These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of June 30, 2022, NetSol PK was in compliance with this covenant.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 380,000,000 or $1,850,409 and Rs. 380,000,000 or $2,403,542, at June 30, 2022 and 2021, respectively. The interest rate for the loan was 3% at June 30, 2022 and 2021.

During the loan tenure, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of June 30, 2022, NetSol PK was in compliance with these covenants.

(7)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 900,000,000 or $4,382,548 and Rs. 900,000,000 or $5,692,600, at June 30, 2022 and 2021, respectively. NetSol PK used Rs. 700,000,000 or $3,408,648 and Rs. 700,000,000 or $4,427,578, at June 30, 2022 and 2021, respectively. The interest rate for the loan was 3% at June 30, 2022 and 2021.

(8)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of June 30, 2022, NetSol PK used Rs. 127,140,038 or $619,108 of which $429,882 was shown as long term and $189,226 as current. As of June 30, 2021, NetSol PK used Rs. 13,487,949 or $85,313 of which $57,130 was shown as long term and $28,183 as current. The interest rate for the loan was ranging from 9.0% to 16.0% at June 30, 2022 and 2021.

(9)	In March 2020, the Company’s subsidiary, VLS, entered into a loan agreement with Investec Bank PLC. The loan amount was £69,549, or $84,816, for a period of 5 years with monthly payments of £1,349, or $1,645. As of June 30, 2022, the subsidiary has used this facility up to $31,204, of which $12,865 was shown as long-term and $18,339 as current. The interest rate was 6.14% at June 30, 2022.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

(10)	The Company’s subsidiary, VLS, finances Directors’ and Officers’ (“D&O”) liability insurance, and the $96,781 and $41,774 was recorded in current maturities, at March 31, 2022 and June 30, 2021, respectively. The interest rate on this financing ranged from 9.7% to 12.7% as of June 30, 2022 and was 9.7% as of June 30, 2021.

(11)	The Company leases various fixed assets under capital lease arrangements expiring in various years through 2024. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2022 and 2021.

Following is the aggregate minimum future lease payments under capital leases as of June 30, 2022:

Amount
Minimum Lease Payments
Within year 1	$40,716
Within year 2	31,057
Within year 3	4,538
Total Minimum Lease Payments	76,311
Interest Expense relating to future periods	(7,740)
Present Value of minimum lease payments	68,571
Less: Current portion	(35,095)
Non-Current portion	$33,476

Following is the aggregate future long term debt payments, which consists of “Term Finance Facility (3)”, “Sale and Leasback Financing (8)” and “Term Finance Facility (9)”, as of June 30, 2022:

Amount
Loan Payments
Within year 1	$630,666
Within year 2	229,488
Within year 3	213,259
Total Loan Payments	1,073,413
Less: Current portion	(630,666)
Non-Current portion	$442,747

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

NOTE 16 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California. The following is a breakdown of income before the provision for income taxes:

Consolidated pre-tax income (loss) consists of the following:

	Years Ended June 30,
	2022	2021
US operations	$(1,140,443)	$1,944,974
Foreign operations	3,230,184	1,343,275
	$2,089,741	$3,288,249

The components of the provision for income taxes are as follows:

	Years Ended June 30,
	2022	2021
Current:
Federal	$-	$-
State and Local	2,800	113,152
Foreign	986,138	912,663

Deferred:
Federal	-	-
State and Local	-	802
Foreign	-	-
Provision for income taxes	$988,938	$1,026,617

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) is as follows:

	Years Ended June 30,
	2022		2021
Income tax (benefit) provision at statutory rate	$438,846	21.0%	$690,532	21.0%
State income (benefit) taxes, net of federal tax benefit	145,864	7.0%	229,520	7.0%
Foreign earnings taxed at different rates	82,333	3.9%	72,358	2.2%
Change in valuation allowance for deferred tax assets	318,421	15%	129,758	3.9%
Other	3,474	0.2%	(95,551)	-2.9%
Provision for income taxes	$988,938	47.3%	$1,026,617	31.2%

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

Deferred income tax assets and liabilities as of June 30, 2022 and 2021 consist of tax effects of temporary differences related to the following:

	2022	2021
Net operating loss carry forwards	$7,885,333	$7,483,618
Other	80,311	79,675
Net deferred tax assets	7,965,644	7,563,293
Valuation allowance for deferred tax assets	(7,965,644)	(7,563,293)
Net deferred tax assets	$-	$-

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance increased by $402,351 for the year ended June 30, 2022.

At June 30, 2022, federal and state net operating loss carry forwards in the United States of America were $29,909,083 and $8,640,962, respectively. Federal net operating loss carry forwards begin to expire in 2028, while state net operating loss carry forwards are expiring each year. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code. California has suspended the net operating loss carryover deduction for taxable years 2020, 2021 and 2022. Net operating losses related to foreign entities were $3,967,928 at June 30, 2022.

As of June 30, 2022, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2019 through 2021. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $28,816,721 as of June 30, 2022. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed. The Company determined that it is not practicable to determine unrecognized deferred tax liability associated with the unremitted earnings attributable to the foreign subsidiaries.

Income from the export of computer software and its related services developed in Pakistan is exempt from tax through June 30, 2025. The aggregate effect of the tax holiday for June 30, 2022 and 2021 is $1,260,502 and $202,918, respectively. The effect on basic and diluted earnings per share is $0.11 and $0.018 for June 30, 2022 and 2021, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

NOTE 17 - STOCKHOLDERS’ EQUITY

During the years ended June 30, 2022 and 2021, the Company issued nil and 20,353 shares of common stock, respectively, for services rendered by officers of the Company. These shares were valued at the fair market value of $Nil and $118,316, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2022 and 2021, the Company issued 1,985 and 1,983 shares of common stock respectively, for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $12,009 and $11,997, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2022 and 2021, the Company issued 8,000 and 37,100 shares of common stock, respectively, to employees pursuant to the terms of their employment agreements. These shares were valued at the fair market value of $41,050 and $211,353, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the year ended June 30, 2022, the Company issued 5,000 shares of common stock for services received from one of its vendors. These shares were valued at the fair market value of $19,525, respectively.

During the years ended June 30, 2022 and 2021, the Company purchased 22,510 and 669,018 shares of its common stock from the open market for cash proceeds of $100,106 and $2,364,781 at an average price of $4.45 and $3.53 per share, respectively, pursuant to the Company’s stock buy-back plan.

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

June 30, 2022 and 2021

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

Under the Plans, a participant may also be awarded a “performance award,” which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Board of Directors. The Board of Directors may also make “deferred share” awards, which entitle the participant to receive the Company’s stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with the Company. A participant who is granted a “stock appreciation right” under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Board of Directors (but in no event less than the fair market value of the stock on the date of grant). Finally, the Board of Directors may make “restricted stock” awards under the Plans, which are subject to such terms and conditions as the Board of Directors determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2021, the remaining shares to be granted are 17,386 under the 2005 Plan, 98,196 under the 2013 Plan and 306,422 under the 2015 Plan.

Stock Grants

The following table summarizes stock grants awarded as compensation:

	Number of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2020	66,421	$5.75
Granted	-	$-
Vested	(59,436)	$5.75
Forfeited / Cancelled	-	$-
Unvested, June 30, 2021	6,985	$5.75
Granted	3,000	$4.20
Vested	(9,985)	$5.31
Forfeited / Cancelled	-	$-
Unvested, June 30, 2022	-	$-

For the years ended June 30, 2022 and 2021, the Company recorded compensation expense of $44,053 and $341,773, respectively.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

NOTE 20 – RETIREMENT PLANS

The Company and its subsidiaries have varying defined contribution plans based on country specific laws. Employer contributions vary by subsidiary from 0% up to 8% taking the form in some jurisdictions of employee matching contributions and in others direct employer contributions mandated by local law. During the years ended June 30, 2022 and 2021, the Company contributed $1,374,376 and $1,237,677, respectively, to these plans.

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

The following table presents a summary of identifiable assets as of June 30, 2022 and 2021:

	As of	As of
	June 30, 2022	June 30, 2021
Identifiable assets:
Corporate headquarters	$844,178	$2,067,474
North America	6,442,219	6,073,616
Europe	8,727,530	10,363,611
Asia - Pacific	56,594,705	68,101,560
Consolidated	$72,608,632	$86,606,261

The following table presents a summary of investments under the equity method as of June 30, 2022 and 2021:

	As of	As of
	June 30, 2022	June 30, 2021
Investment in associates under equity method:
Corporate headquarters	$-	$396,403
Asia - Pacific	1,059,368	2,759,449
Consolidated	$1,059,368	$3,155,852

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

The following table presents a summary of operating information for the years ended June 30:

	For the Years
	Ended June 30,
	2022		2021
Revenues from unaffiliated customers:
North America		$4,288,008		$3,724,547
Europe		10,428,203		11,283,499
Asia - Pacific		42,531,768		39,863,794
	57,247,979		54,871,840
Revenue from affiliated customers
Asia - Pacific		-		48,775
	-		48,775
Consolidated		$57,247,979		$54,920,615

Intercompany revenue
Europe		$453,242		$549,031
Asia - Pacific		9,612,755		11,678,429
Eliminated		$10,065,997		$12,227,460

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters		$(1,027,044)		$1,992,218
North America		(116,199)		(161,198)
Europe		(1,407,252)		(74,146)
Asia - Pacific		3,651,298		504,758
Consolidated		$1,100,803		$2,261,632

Depreciation and amortization:
North America		$1,995		$4,310
Europe		396,519		465,825
Asia - Pacific		3,413,759		3,486,179
Consolidated		$3,812,273		$3,956,314

Interest expense:
Corporate headquarters		$32,915		$17,418
Europe		10,335		11,426
Asia - Pacific		326,551		365,445
Consolidated		$369,801		$394,289

Income tax expense:
Corporate headquarters		$800		$69,350
North America		2,000		44,604
Europe		15,862		190,730
Asia - Pacific		970,276		721,933
Consolidated		$988,938		$1,026,617

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

The following table presents a summary of capital expenditures for the years ended June 30:

	For the Years
	Ended June 30,
	2022	2021
Capital expenditures:
North America	$-	$1,521
Europe	151,378	441,672
Asia - Pacific	2,457,827	2,108,090
Consolidated	$2,609,205	$2,551,283

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than five percent of total revenues for the years ended June 30, 2022 and 2021.

	June 30, 2022		June 30, 2021
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$20,533,170	$256,468	$22,716,598	$509,935
Thailand	2,781,867	1,240,082	4,518,145	2,033,628
USA	3,161,365	4,852,458	2,691,811	5,440,078
UK	10,428,203	4,986,192	11,283,500	5,217,594
Pakistan & India	3,751,603	11,836,992	1,478,071	17,618,325
Australia & New Zealand	6,545,872	8,304	4,771,216	207,927
Mexico	1,126,643	-	1,032,736	-
Indonesia	2,957,354	-	3,221,342	-
South Africa	2,057,608	-	924,316	-
Other Countries	3,904,294	-	2,282,880	-
Total	$57,247,979	$23,180,496	$54,920,615	$31,027,487

Disclosed in the table below is the geographic information of total revenues by country for the years ended June 30, 2022 and 2021.

	Revenues 2022
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	Other Countries

North America:	$4,288,008	$-	$-	$3,161,365	$-	$-	$-	$1,126,643	$-	$-	$-
Europe:	10,428,203	-	-	-	10,428,203	-	-	-	-	-	-
Asia-Pacific:	42,531,768	20,533,170	2,781,867	-	-	3,751,603	6,545,872	-	2,957,354	2,057,608	3,904,294

Total	$57,247,979	$20,533,170	$2,781,867	$3,161,365	$10,428,203	$3,751,603	$6,545,872	$1,126,643	$2,957,354	$2,057,608	$3,904,294

	Revenues 2021
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	Other Countries

North America:	$3,724,547	$-	$-	$2,691,811	$-	$-	$-	$1,032,736	$-	$-	$-
Europe:	11,283,500	-	-	-	11,283,500	-	-	-	-	-	-
Asia-Pacific:	39,912,568	22,716,598	4,518,145	-	-	1,478,071	4,771,216	-	3,221,342	924,316	2,282,880

Total	$54,920,615	$22,716,598	$4,518,145	$2,691,811	$11,283,500	$1,478,071	$4,771,216	$1,032,736	$3,221,342	$924,316	$2,282,880

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

NOTE 22 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2022

NetSol PK	32.38%	$5,479,905
NetSol-Innovation	32.38%	49,146
NetSol Thai	0.006%	(196)
OTOZ Thai	5.60%	(30,768)
OTOZ	5.59%	(47,698)
Total		$5,450,389

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2021

NetSol PK	33.88%	$7,101,883
NetSol-Innovation	33.88%	136,611
NetSol Thai	0.006%	(208)
OTOZ Thai	0.006%	(52)
OTOZ	5.00%	(22,761)
Total		$7,215,473

NetSol PK

During the year ended June 30, 2022, NetSol PK purchased 2,000,000 shares of common stock from open market for $950,352. Due to this purchase, the non-controlling interest decreased from 33.88% at June 30, 2021 to 32.38% at June 30, 2022. The following schedule discloses the effect to the Company’s equity due to the changes in the Company’s ownership interest in NetSol PK.

	For the Years
	Ended June 30,
	2022	2021

Net income (loss) attributable to NetSol	$(851,156)	$1,778,257
Transfer (to) from non-controlling interest
Increase in paid-in capital for purchase of 2,000,000 treasury shares of NetSol Pk’s common stock	36,403	-
Net transfer (to) from non-controlling interest	36,403	-
Change from net income (loss) attributable to NetSol and transfer (to) from non-controlling interest	$(814,753)	$1,778,257

