Form 10-Q
period 2022-09-30
NETSOL TECHNOLOGIES INC
filed 2022-11-10
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

The issuer had 12,209,230 shares issued and 11,270,199 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of November 6, 2022.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$20,922,948	$23,963,797
Accounts receivable, net of allowance of $153,580 and $166,231	7,319,856	8,669,202
Revenues in excess of billings, net of allowance of $77,525 and $136,976	13,347,524	14,571,776
Other current assets, net of allowance of $1,243,633 and $1,243,633	2,480,415	2,223,361
Total current assets	44,070,743	49,428,136
Revenues in excess of billings, net - long term	714,458	853,601
Convertible note receivable - related party, net of allowance of $4,250,000 and $4,250,000	-	-
Property and equipment, net	8,850,651	9,382,624
Right of use of assets - operating leases	1,336,742	969,163
Long term investment	1,059,368	1,059,368
Other assets	529	25,546
Intangible assets, net	1,110,617	1,587,670
Goodwill	9,302,524	9,302,524
Total assets	$66,445,632	$72,608,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,029,527	$6,813,541
Current portion of loans and obligations under finance leases	7,426,972	8,567,145
Current portion of operating lease obligations	531,021	548,678
Unearned revenue	3,982,198	4,901,562
Total current liabilities	18,969,718	20,830,926
Loans and obligations under finance leases; less current maturities	292,456	476,223
Operating lease obligations; less current maturities	836,891	447,260
Total liabilities	20,099,065	21,754,409
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,209,230 shares issued and 11,270,199 outstanding as of September 30, 2022 and 12,196,570 shares issued and 11,257,539 outstanding as of June 30, 2022	122,093	121,966
Additional paid-in-capital	128,420,519	128,218,247
Treasury stock (at cost, 939,031 shares as of September 30, 2022 and June 30, 2022)	(3,920,856)	(3,920,856)
Accumulated deficit	(40,273,167)	(39,652,438)
Other comprehensive loss	(42,281,135)	(39,363,085)
Total NetSol stockholders’ equity	42,067,454	45,403,834
Non-controlling interest	4,279,113	5,450,389
Total stockholders’ equity	46,346,567	50,854,223
Total liabilities and stockholders’ equity	$66,445,632	$72,608,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended September 30,
	2022	2021
Net Revenues:
License fees	$249,960	$10,716
Subscription and support	6,016,834	6,230,389
Services	6,439,325	7,179,656
Total net revenues	12,706,119	13,420,761

Cost of revenues:
Salaries and consultants	6,086,735	5,662,410
Travel	392,345	214,132
Depreciation and amortization	654,049	765,735
Other	1,320,993	1,335,461
Total cost of revenues	8,454,122	7,977,738

Gross profit	4,251,997	5,443,023

Operating expenses:
Selling and marketing	1,762,177	1,619,993
Depreciation and amortization	190,954	214,271
General and administrative	3,725,430	3,973,139
Research and development cost	469,627	275,230
Total operating expenses	6,148,188	6,082,633

Loss from operations	(1,896,191)	(639,610)

Other income and (expenses)
Gain (loss) on sale of assets	23,296	(110,600)
Interest expense	(121,610)	(101,013)
Interest income	431,857	443,133
Gain on foreign currency exchange transactions	1,315,705	1,284,148
Share of net loss from equity investment	-	(160,965)
Other income (expense)	2,320	3,029
Total other income (expenses)	1,651,568	1,357,732

Net income (loss) before income taxes	(244,623)	718,122
Income tax provision	(193,348)	(167,627)
Net income (loss)	(437,971)	550,495
Non-controlling interest	(182,758)	(362,526)
Net income (loss) attributable to NetSol	$(620,729)	$187,969

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.02

Weighted average number of shares outstanding
Basic	11,257,539	11,254,205
Diluted	11,257,539	11,254,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months
	Ended September 30,
	2022	2021
Net income (loss)	$(620,729)	$187,969
Other comprehensive income (loss):
Translation adjustment	(4,151,519)	(3,284,396)
Translation adjustment attributable to non-controlling interest	1,233,469	1,138,991
Net translation adjustment	(2,918,050)	(2,145,405)
Comprehensive income (loss) attributable to NetSol	$(3,538,779)	$(1,957,436)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

A statement of the changes in equity for the three months ended September 30, 2022 is provided below:

	Common Stock		Additional Paid-in	Treasury	Accumulated	Other Compre- hensive	Non Controlling	Total Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2022	12,196,570	$121,966	$128,218,247	$(3,920,856)	$(39,652,438)	$(39,363,085)	$5,450,389	$50,854,223
Common stock issued for:
Services	12,660	127	39,623	-	-	-	-	39,750
Adjustment in APIC for change in subsidiary shares to non-controlling interest	-	-	120,565	-	-	-	(120,565)	-
Fair value of subsidiary options issued	-	-	42,084	-	-	-	-	42,084
Foreign currency translation adjustment	-	-	-	-	-	(2,918,050)	(1,233,469)	(4,151,519)
Net income (loss) for the year	-	-	-	-	(620,729)	-	182,758	(437,971)

Balance at September 30, 2022	12,209,230	$122,093	$128,420,519	$(3,920,856)	$(40,273,167)	$(42,281,135)	$4,279,113	$46,346,567

A statement of the changes in equity for the three months ended September 30, 2021 is provided below:

	Common Stock		Additional Paid-in	Treasury	Accumulated	Other Compre- hensive	Non Controlling	Total Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2021	12,181,585	$121,816	$129,018,826	$(3,820,750)	$(38,801,282)	$(31,868,481)	$7,215,473	$61,865,602
Subsidiary common stock issued for:
-Services	-	-	167	-	-	-	(167)	-
Common stock issued for:
Services	1,985	20	11,989	-	-	-	-	12,009
Purchase of treasury shares	-	-	-	(100,106)	-	-	-	(100,106)
Foreign currency translation adjustment	-	-	-	-	-	(2,145,405)	(1,138,991)	(3,284,396)
Net income	-	-	-	-	187,969	-	362,526	550,495

Balance at September 30, 2021	12,183,570	$121,836	$129,030,982	$(3,920,856)	$(38,613,313)	$(34,013,886)	$6,438,841	$59,043,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(437,971)	$550,495
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	845,003	980,006
Provision for bad debts	(47,479)	(45,274)
Share of net loss from investment under equity method	-	160,965
(Gain) loss on sale of assets	(23,296)	110,600
Stock based compensation	81,834	3,003
Changes in operating assets and liabilities:
Accounts receivable	815,132	(2,034,434)
Revenues in excess of billing	337,996	(1,952,228)
Other current assets	(340,390)	(35,342)
Accounts payable and accrued expenses	687,453	(43,293)
Unearned revenue	(619,425)	(1,086,151)
Net cash provided by (used in) operating activities	1,298,857	(3,391,653)

Cash flows from investing activities:
Purchases of property and equipment	(1,347,601)	(216,112)
Sales of property and equipment	453,607	19,705
Net cash used in investing activities	(893,994)	(196,407)

Cash flows from financing activities:
Purchase of treasury stock	-	(100,106)
Payments on finance lease obligations and loans - net	(445,737)	(363,464)
Net cash used in financing activities	(445,737)	(463,570)
Effect of exchange rate changes	(2,999,975)	(2,653,648)
Net decrease in cash and cash equivalents	(3,040,849)	(6,705,278)
Cash and cash equivalents at beginning of the period	23,963,797	33,705,154
Cash and cash equivalents at end of period	$20,922,948	$26,999,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months
	Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$94,942	$191,835
Taxes	$172,064	$155,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2022. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance except balances maintained in China are insured for RMB 500,000 ($70,323) in each bank and in the UK for GBP 85,000 ($94,444) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of September 30, 2022, and June 30, 2022, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $18,393,548 and $22,758,963, respectively. The Company has not experienced any losses in such accounts.

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

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The Company’s financial assets that were measured at fair value on a recurring basis as of September 30, 2022, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$714,458	$714,458
Total	$-	$-	$714,458	$714,458

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2022, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$853,601	$853,601
Total	$-	$-	$853,601	$853,601

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

The reconciliation from June 30, 2022 to September 30, 2022 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2022	$881,940	$(28,339)	$853,601
Amortization during the period	-	9,369	9,369
Transfers to short term	(93,245)	-	(93,245)
Effect of Translation Adjustment	(55,581)	314	(55,267)
Balance at September 30, 2022	$733,114	$(18,656)	$714,458

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

Recent Accounting Standards:

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and results in fewer instruments with embedded conversion features being separately recognized from the host contract as compared with current standards. Those instruments that do not have a separately recognized embedded conversion feature will no longer recognize a debt issuance discount related to such a conversion feature and would recognize less interest expense on a periodic basis. Additionally, the ASU amends the calculation of the share dilution impact related to a conversion feature and eliminates the treasury method as an option. For instruments that do not have a component mandatorily settled in cash, the change will likely result in a higher amount of share dilution in the calculation of earnings per share. This ASU is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2021, which for the Company is the first quarter of fiscal 2023. The adoption of ASU No. 2020-06 did not have a material impact on the Company’s financial condition, results of operations or disclosures.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

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

September 30, 2022

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

The Company’s disaggregated revenue by category is as follows:

	For the Three Months
	Ended September 30,
	2022	2021
Core:
License	$249,960	$10,716
Subscription and support	6,016,834	6,230,389
Services	5,421,366	5,856,279
Total core revenue, net	11,688,160	12,097,384

Non-Core:
Services	1,017,959	1,323,377
Total non-core revenue, net	1,017,959	1,323,377

Total net revenue	$12,706,119	$13,420,761

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

September 30, 2022

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets (revenues in excess of billings), or contract liabilities (unearned revenue) on the Company’s Consolidated Balance Sheets. The Company records revenues in excess of billings when the Company has transferred goods or services but does not yet have the right to consideration. The Company records unearned revenue when the Company has received or has the right to receive consideration but has not yet transferred goods or services to the customer.

The revenues in excess of billings are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	September 30, 2022	June 30, 2022

Revenues in excess of billings	$14,061,982	$15,425,377

Unearned revenue	$3,982,198	$4,901,562

During the three months ended September 30, 2022, the Company recognized revenue of $2,108,715 that was included in the unearned revenue balance at the beginning of the period. All other activity in unearned revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $38,252,000 as of September 30, 2022, of which the Company estimates to recognize approximately $15,400,000 in revenue over the next 12 months and the remainder over an estimated 5 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

Unearned Revenue

The Company typically invoices its customers for subscription and support fees in advance on a quarterly or annual basis, with payment due at the start of the subscription or support term. Unpaid invoice amounts for non-cancelable license and services starting in future periods are included in accounts receivable and unearned revenue.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

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

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the three months ended September 30, 2022 and 2021, there were no outstanding dilutive instruments.

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The accounts of NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand and NetSol Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing and Tianjin use the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiary, NTA, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $42,281,135 and $39,363,085 as of September 30, 2022 and June 30, 2022, respectively. During the three months ended September 30, 2022 and 2021, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $2,918,050 and $2,145,405, respectively.

NOTE 6 – MAJOR CUSTOMERS

During the three months ended September 30, 2022, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $3,591,807 and $1,469,147, respectively representing 28.3% and 11.6%, respectively of revenues. During the three months ended September 30, 2021, revenues from DFS and BMW were $3,542,284 and $891,679, respectively representing 26.4% and 6.6%, respectively of revenues. The revenue from these customers is shown in the Asia – Pacific segment.

Accounts receivable from DFS and BMW at September 30, 2022, were $600,925 and $132,392, respectively. Accounts receivable at June 30, 2022, were $2,005,463 and $2,498,645, respectively. Revenues in excess of billings at September 30, 2022 were $1,804,728 and $2,533,172 for DFS and BMW, respectively. Revenues in excess of billings at June 30, 2022, were $365,863 and $2,199,381 for DFS and BMW, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

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

The Company has accrued interest of $701,062 at September 30, 2022 and June 30, 2022, which is included in “Other current assets”. As of July 1, 2020, the Company stopped accruing interest.

NOTE 8 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	September 30, 2022	June 30, 2022

Prepaid Expenses	$1,356,902	$1,389,370
Advance Income Tax	199,320	202,783
Employee Advances	90,550	87,627
Security Deposits	331,301	236,909
Other Receivables	61,614	21,581
Other Assets	440,728	285,091
Due From Related Party	1,243,633	1,243,633
	3,724,048	3,466,994
Less allowance for doubtful account	(1,243,633)	(1,243,633)
Net Balance	$2,480,415	$2,223,361

Due from related party is the amount receivable from WRLD3D for which the Company has provided an allowance for credit loss for the full amount, leaving a net balance of $0.

NOTE 9 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	September 30, 2022	June 30, 2022

Revenues in excess of billings - long term	$733,114	$881,940
Present value discount	(18,656)	(28,339)
Net Balance	$714,458	$853,601

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the three months ended September 30, 2022 and 2021, the Company accreted $9,369 and $9,502, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 4.65% to 6.25%.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	September 30, 2022	June 30, 2022

Office Furniture and Equipment	$2,792,403	$3,021,586
Computer Equipment	11,147,529	11,388,856
Assets Under Capital Leases	58,616	305,081
Building	4,357,506	4,818,650
Land	1,114,891	1,237,965
Autos	2,411,407	2,503,990
Improvements	215,538	175,560
Subtotal	22,097,890	23,451,688
Accumulated Depreciation	(13,247,239)	(14,069,064)
Property and Equipment, Net	$8,850,651	$9,382,624

For the three months ended September 30, 2022 and 2021, depreciation expense totaled $522,183 and $539,722, respectively. Of these amounts, $331,229 and $325,451, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of September 30, 2022 and June 30, 2022:

	As of	As of
	September 30, 2022	June 30, 2022
Vehicles	$58,616	$305,081
Total	58,616	305,081
Less: Accumulated Depreciation - Net	(13,073)	(145,658)
	$45,543	$159,423

Finance lease term and discount rate were as follows:

	As of	As of
	September 30, 2022	June 30, 2022

Weighted average remaining lease term - Finance leases	2.55 Years	2.39 Years

Weighted average discount rate - Finance leases	16.0%	12.5%

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2022	June 30, 2022
Assets
Operating lease assets, net	$1,336,742	$969,163

Liabilities
Current
Operating	$531,021	$548,678
Non-current
Operating	836,891	447,260
Total Lease Liabilities	$1,367,912	$995,938

The components of lease cost were as follows:

	For the Three Months
	Ended September 30,
	2022	2021

Amortization of finance lease assets	$2,896	$21,033
Interest on finance lease obligation	1,807	4,936
Operating lease cost	118,522	282,951
Short term lease cost	66,636	-
Sub lease income	(7,812)	(9,155)
Total lease cost	$182,049	$299,765

Lease term and discount rate were as follows:

	As of	As of
	September 30, 2022	June 30, 2022

Weighted average remaining lease term - Operating leases	3.32 Years	3.34 Years

Weighted average discount rate - Operating leases	3.9%	4.2%

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Three Months
	Ended September 30
	2022	2021

Operating cash flows related to operating leases	$122,121	$272,478

Operating cash flows related to finance leases	$1,807	$3,502

Financing cash flows related finance leases	$3,679	$48,908

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

Maturities of operating lease liabilities were as follows as of September 30, 2022:

Amount
Within year 1	$569,691
Within year 2	381,217
Within year 3	323,713
Within year 4	138,102
Within year 5	28,237
Thereafter	1,013
Total Lease Payments	1,441,973
Less: Imputed interest	(74,061)
Present Value of lease liabilities	1,367,912
Less: Current portion	(531,021)
Non-Current portion	$836,891

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and are currently on a month-by-month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three months ended September 30, 2022 and 2021, the Company received lease income of $7,812 and $9,155, respectively.

NOTE 12 – LONG TERM INVESTMENT

Drivemate – Related Party

The Company and Drivemate Co., Ltd. (“Drivemate”) entered into a subscription agreement on April 25, 2019, (“Drivemate Agreement”) whereby the Company purchased an equity interest of 30% in Drivemate. Per the Drivemate Agreement, the Company purchased 5,469 preferred shares for $1,800,000 consisting of $500,000 cash to be paid over a two-year period and $1,300,000 to be provided in services. The Company has paid the $500,000 in cash and has provided services of $1,300,000. Pursuant to the agreement, the number of shares to be issued is adjusted as necessary to result in an equity ownership equal to 30% of the issued and outstanding shares at the final payment date. As of September 30, 2022, the Company has been issued 8,178 shares equal to 30% of Drivemate. Per the Drivemate Agreement, the Company appointed two directors to the Drivemate board. The Company determined that it met the significant influence criteria since two of the four directors are appointed by the Company and the Company owns 30% of Drivemate; therefore, the Company accounts for the investment using the equity method of accounting.

Under the equity method of accounting, the Company recorded its share of net loss of $nil and $63,571 for the three months ended September 30, 2022 and 2021, respectively.

WRLD3D-Related Party

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which was earned by providing IT and enterprise software solutions.

Under the equity method of accounting, the Company recorded its share of net loss of $nil and $97,394 for the three months ended September 30, 2022 and 2021, respectively.

The following table reflects the above investments at September 30, 2022.

	Drivemate	WRLD3D	Total
Gross investment	$1,800,000	$3,888,889	$5,688,889
Cumulative net loss on investment	(740,632)	(3,238,647)	(3,979,279)
Cumulative other comprehensive income (loss)	-	(650,242)	(650,242)
Net investment	$1,059,368	$-	$1,059,368

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

The following table reflects the above investments at June 30, 2022.

	Drivemate	WRLD3D	Total
Gross investment	$1,800,000	$3,888,889	$5,688,889
Cumulative net loss on investment	(740,632)	(3,238,647)	(3,979,279)
Cumulative other comprehensive income (loss)	-	(650,242)	(650,242)
Net investment	$1,059,368	$-	$1,059,368

NOTE 13 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	September 30, 2022	June 30, 2022

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(21,828,001)	(19,914,206)
Accumulated Amortization	(24,306,379)	(25,743,121)
Net Balance	$1,110,617	$1,587,670

Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $1,110,617 will be amortized over one year. Amortization expense for the three months ended September 30, 2022 and 2021 was $322,820 and $440,284, respectively.

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	September 30, 2022	June 30, 2022

Accounts Payable	$1,192,101	$1,175,527
Accrued Liabilities	3,559,319	3,507,415
Accrued Payroll	1,462,209	1,397,605
Accrued Payroll Taxes	143,409	153,416
Taxes Payable	398,392	328,755
Other Payable	274,097	250,823
Total	$7,029,527	$6,813,541

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

NOTE 15 – DEBTS

Notes payable and finance leases consisted of the following:

		As of September 30, 2022
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$34,344	$34,344	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	190,425	190,425	-
Loan Payable Bank - Export Refinance	(4)	2,192,694	2,192,694	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,666,447	1,666,447	-
Loan Payable Bank - Export Refinance III	(7)	3,069,772	3,069,772	-
Sale and Leaseback Financing	(8)	407,166	144,372	262,794
Term Finance Facility	(9)	24,348	16,966	7,382
Insurance Financing	(10)	79,234	79,234	-
		7,664,430	7,394,254	270,176
Subsidiary Finance Leases	(11)	54,998	32,718	22,280
		$7,719,428	$7,426,972	$292,456

		As of June 30, 2022
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$89,552	$89,552	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	423,101	423,101	-
Loan Payable Bank - Export Refinance	(4)	2,434,749	2,434,749	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,850,409	1,850,409	-
Loan Payable Bank - Export Refinance III	(7)	3,408,648	3,408,648	-
Sale and Leaseback Financing	(8)	619,108	189,226	429,882
Term Finance Facility	(9)	31,204	18,339	12,865
Insurance Financing	(10)	118,026	118,026	-
		8,974,797	8,532,050	442,747
Subsidiary Finance Leases	(11)	68,571	35,095	33,476
		$9,043,368	$8,567,145	$476,223

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.0% to 7.0% as of September 30, 2022 and June 30, 2022.

(2)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $333,333. The annual interest rate was 5.5% as of September 30, 2022. The total outstanding balance as of September 30, 2022 and June 30, 2022 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of September 30, 2022, NTE was in compliance with this covenant.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

(3)	The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank Limited, approved by the Government of Pakistan to protect the employment situation during the COVID-19 pandemic. This is a term loan payable in three years. The availed facility amount was Rs. 43,422,699 or $190,425, at September 30, 2022, which is shown as current. The availed facility amount is Rs. 86,887,974 or $423,101, at June 30, 2022, which is shown as current. The interest rate for the loan was 3% at September 30, 2022 and June 30, 2022.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 500,000,000 or $2,192,694 at September 30, 2022 and Rs. 500,000,000 or $2,434,749 at June 30, 2022. The interest rate for the loan was 10% and 3% at September 30, 2022 and June 30, 2022, respectively.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 53,000,000 or $235,057, at September 30, 2022. The balance outstanding at September 30, 2022 and June 30, 2022 was Rs. Nil. The interest rate for the loan was 17.8% and 14.0% at September 30, 2022 and June 30, 2022, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of September 30, 2022, NetSol PK was in compliance with this covenant.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 380,000,000 or $1,666,447 and Rs. 380,000,000 or $1,850,409 at September 30, 2022 and June 30, 2022, respectively. The interest rate for the loan was 10% and 3% at September 30, 2022 and June 30, 2022, respectively.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of September 30, 2022, NetSol PK was in compliance with these covenants.

(7)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 900,000,000 or $3,946,849 and Rs. 900,000,000 or $4,382,548, at September 30, 2022 and June 30, 2022, respectively. NetSol PK used Rs. 700,000,000 or $3,069,772 and Rs. 700,000,000 or $3,408,648, at September 30, 2022 and June 30, 2022, respectively. The interest rate for the loan was 10% and 3% at September 30, 2022 and June 30, 2022, respectively.

(8)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of September 30, 2022, NetSol PK used Rs. 92,846,015 or $407,166 of which $262,794 was shown as long term and $144,372 as current. As of June 30, 2022, NetSol PK used Rs. 127,140,038 or $619,108 of which $429,882 was shown as long term and $189,226 as current. The interest rate for the loan was 9.0% to 16.0% at September 30, 2022, and June 30, 2022.

(9)	In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement. The loan amount was £69,549, or $77,277, for a period of 5 years with monthly payments of £1,349, or $1,499. As of September 30, 2022, the subsidiary has used this facility up to $24,348, of which $7,382 was shown as long-term and $16,966 as current. As of June 30, 2022, the subsidiary has used this facility up to $31,204, of which $12,865 was shown as long-term and $18,339 as current. The interest rate was 6.14% at September 30, 2022 and June 30, 2022.

(10)	The Company’s subsidiary, VLS, finances Directors’ and Officers’ (“D&O”) liability insurance, and the $79,234 and $96,781 was recorded in current maturities, at September 30, 2022 and June 30, 2022, respectively. The interest rate on this financing ranged from 9.7% to 12.7% as of September 30, 2022 and June 30, 2022.

(11)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2025. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three months ended September 30, 2022 and 2021.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

Following is the aggregate minimum future lease payments under finance leases as of September 30, 2022:

Amount
Minimum Lease Payments
Within year 1	$37,312
Within year 2	22,390
Within year 3	1,058
Total Minimum Lease Payments	60,760
Interest Expense relating to future periods	(5,762)
Present Value of minimum lease payments	54,998
Less: Current portion	(32,718)
Non-Current portion	$22,280

Following is the aggregate future long term debt payments as of September 30, 2022

Amount
Loan Payments
Within year 1	$351,765
Within year 2	164,169
Within year 3	106,005
Total Loan Payments	621,939
Less: Current portion	(351,763)
Non-Current portion	$270,176

NOTE 16 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2022, the Company issued 12,660 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $39,750.

NOTE 17 – CONTINGENCIES

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

The following table presents a summary of identifiable assets as of September 30, 2022 and June 30, 2022:

	As of	As of
	September 30, 2022	June 30, 2022
Identifiable assets:
Corporate headquarters	$1,758,935	$844,178
North America	6,548,741	6,442,219
Europe	8,354,174	8,727,530
Asia - Pacific	49,783,782	56,594,705
Consolidated	$66,445,632	$72,608,632

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

The following table presents a summary of investment under equity method as of September 30, 2022 and June 30, 2022:

	As of	As of
	September 30, 2022	June 30, 2022
Investment in associates under equity method:
Corporate headquarters	$-	$-
Asia - Pacific	1,059,368	1,059,368
Consolidated	$1,059,368	$1,059,368

The following table presents a summary of operating information for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2022	2021
Revenues from unaffiliated customers:
North America	$1,125,288	$930,234
Europe	2,247,335	3,272,899
Asia - Pacific	9,333,496	9,217,628
	12,706,119	13,420,761
Revenue from affiliated customers
Asia - Pacific	-	-
	-	-
Consolidated	$12,706,119	$13,420,761

Intercompany revenue
Europe	$95,725	$127,198
Asia - Pacific	1,729,953	2,560,100
Eliminated	$1,825,678	$2,687,298

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$1,327,200	$128,544
North America	(18,947)	(68,093)
Europe	(319,755)	191,443
Asia - Pacific	(1,426,469)	298,601
Consolidated	$(437,971)	$550,495

Depreciation and amortization:
North America	$482	$566
Europe	75,171	98,848
Asia - Pacific	769,350	880,592
Consolidated	$845,003	$980,006

Interest expense:
Corporate headquarters	$2,480	$10,441
North America	-	-
Europe	3,638	3,796
Asia - Pacific	115,492	86,776
Consolidated	$121,610	$101,013

Income tax expense:
Corporate headquarters	$-	$800
North America	-	1,600
Europe	-	-
Asia - Pacific	193,348	165,227
Consolidated	$193,348	$167,627

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

The following table presents a summary of capital expenditures for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2022	2021
Capital expenditures:
North America	$1,133	$-
Europe	-	54,380
Asia - Pacific	1,346,468	161,732
Consolidated	$1,347,601	$216,112

NOTE 19 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at September 30, 2022

NetSol PK	32.38%	$4,474,385
NetSol-Innovation	32.38%	(10,332)
NetSol Thai	0.006%	(184)
OTOZ Thai	10.95%	(19,803)
OTOZ	10.94%	(164,953)
Total		$4,279,113

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2022

NetSol PK	32.38%	$5,479,905
NetSol-Innovation	32.38%	49,146
NetSol Thai	0.006%	(196)
OTOZ Thai	5.60%	(30,768)
OTOZ	5.59%	(47,698)
Total		$5,450,389

The Company’s subsidiary, OTOZ, issued 191,011 shares to one of its employees as part of their employment agreement resulting in an increase of non-controlling interest from 5.59% to 10.94%. The effective shareholding of the non-controlling interest for OTOZ Thai increased to 10.95%.

The following schedule discloses the effect to the Company’s equity due to the changes in the Company’s ownership interest in OTOZ and OTOZ Thai.

	For the Three Months
	Ended September 30,
	2022	2021

Net income (loss) attributable to NetSol	$(620,729)	$187,969
Transfer (to) from non-controlling interest
Increase in paid-in capital for issuance of 191,011 shares of OTOZ Inc. common stock	120,565	-
Net transfer (to) from non-controlling interest	120,565	-
Change from net income (loss) attributable to NetSol and transfer (to) from non-controlling interest	$(500,164)	$187,969

NOTE 20 – INCOME TAXES

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

During the three months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $193,348 and $167,627, respectively. The tax is derived from non-core business activities generated from Netsol PK.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended September 30, 2022. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2022, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Otoz Ecosystem

The Otoz powerful Application Program Interface (API) based architecture allows OEMs, auto-captives and dealerships to integrate with a plethora of providers to offer an end-to-end Omni-channel digital car finance and lease experience. Out-of-the-box APIs by Otoz help dealers and auto-captives connect with ecosystem partners which are crucial for running their auto retail business. It includes, finance and insurance products, trade-in tools, fraud checks, CRM system, websites (Tier 1 – Tier 3), marketing toolkit, inventory feeds, Know Your Customers (KYC), payment processors, and vehicle delivery providers amongst others. In addition, Otoz is equipped with smart lead generation and product analytics capabilities. It empowers dealers with the capability to convert qualified leads and never lose contact with customers. The product analytics capability allows us to improve the customer journey by addressing friction points, herein improving customer experience and conversions – a win-win scenario for dealers and customers.

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

Other Products

The Company continues to support its North America and European legacy systems including LeasePak and LeaseSoft.

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended September 30, 2022:

●	We partnered with Amazon Web Services to offer cloud computing services, providing an innovative transformation of our cloud-based solutions. Since this launch, we have already signed our first customer, a leading software house based in the US. We signed a contract with a tier 1 automotive company in the U.S. for our Otoz mobility solution which will manage the back-office operations for vehicle subscriptions.

●	We launched a new product offering – Flex, which is a cloud-based ready-to-use calculation engine that guarantees precise calculations at all stages of the contract lifecycle. We successfully signed our first Flex contract with European Merchant Bank.

●	Otoz went live with its 28th dealer and is now with dealers in 13 states. The onboarding of these new dealers will help the business generate approximately $0.750 million to $1 million in annual recurring revenues.

●	Our sales pipeline continues to be strong with the addition of some new prospects who have registered their interests in NFS Ascent®, digital, and legacy solutions across various regions pushing the total pipeline size to approximately $200 million.

●	We have expanded our footprint within China by opening a new office in Tianjin. This office will support both the ongoing delivery operations as well as the professional services vertical growth within China. Two new statements of work signed with BAIC and BYD by the China team for Professional Services will be delivered and supported by Tianjin team.

●	We effectively generated approximately $2.0 million by successfully implementing change requests from various customers across multiple regions.

●	We successfully renegotiated an existing maintenance contract with a leading finance company of a U.S. based auto manufacturer in China increasing the annual maintenance fees to $500K from $280K.

Management has identified the following material trends affecting NetSol.

Positive trends:

●	Most countries no longer require COVID-19 testing and other travel restrictions have been lifted which increases opportunities to meet face to face with current and potential customers.

●	NFS Ascent® SaaS offering is gaining traction in mid-size auto captives in North American and European markets.

●	The auto and banking sectors continue momentum towards increased mobility and digital solutions.

●	In developing markets, we continue to see interest from existing clients for upgrades and mobility platforms.

●	Otoz TM platform is showing a steady growth of interest from existing and new auto leasing and Tier 1 companies in all of our markets.

●	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $62 billion investment from the originally planned $46 billion on Pakistan energy and infrastructure sectors.

●	China’s auto sector remains strong with customers requesting additional services reflecting the resilience of our offerings.

●	There has been an increase in business development activities in the US, the UK, and the Scandinavian regions.

●	There is a growing interest from long-time customers in upgrading from our legacy NFS solution to Ascent®.

Negative trends:

●	General economic conditions in our geographic markets; geopolitical tensions, including trade wars, tariffs and/or sanctions in our geographic areas; Global pandemics, including COVID-19; and, global conflicts or disasters that impact the global economy or one or more sectors of the global economy.

●	A fear of global recession impacts the future expansions and budgets in every country and every sector.

●	The Negative currency impact due to the devaluation of the Pakistan Rupee and the UK Pounds Sterling in comparison with the US Dollar.

●	Inflation and higher interest rates have greatly increased the cost of doing business worldwide affecting profitability.

●	War and hostility between Russia and Ukraine have created global uncertainty.

●	China travel and 7 days quarantine rules have yet to soften and is adversely affecting business travels and face to face meetings with decision makers.

●	Higher inflation globally and in Pakistan has impacted compensation and benefits for employees resulting in increased turnover in Pakistan. It has also increased costs of salaries and benefits for all of our subsidiaries.

●	The U.S. markets including the NASDAQ index and the Russell 2000 index have been down by over 20% in 2022.

●	Working from the office might never return to 100% affecting productivity and collaboration.

●	The Pakistan political environment will likely remain unsteady until the new elections are called.

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2022 Compared to the Quarter Ended September 30, 2021

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended September 30, 2022 and 2021 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2022	%	2021	%
Net Revenues:
License fees	$249,960	2.0%	$10,716	0.1%
Subscription and support	6,016,834	47.4%	6,230,389	46.4%
Services	6,439,325	50.7%	7,179,656	53.5%
Total net revenues	12,706,119	100.0%	13,420,761	100.0%

Cost of revenues:
Salaries and consultants	6,086,735	47.9%	5,662,410	42.2%
Travel	392,345	3.1%	214,132	1.6%
Depreciation and amortization	654,049	5.1%	765,735	5.7%
Other	1,320,993	10.4%	1,335,461	10.0%
Total cost of revenues	8,454,122	66.5%	7,977,738	59.4%

Gross profit	4,251,997	33.5%	5,443,023	40.6%
Operating expenses:
Selling and marketing	1,762,177	13.9%	1,619,993	12.1%
Depreciation and amortization	190,954	1.5%	214,271	1.6%
General and administrative	3,725,430	29.3%	3,973,139	29.6%
Research and development cost	469,627	3.7%	275,230	2.1%
Total operating expenses	6,148,188	48.4%	6,082,633	45.3%

Loss from operations	(1,896,191)	-14.9%	(639,610)	-4.8%
Other income and (expenses)
Gain (loss) on sale of assets	23,296	0.2%	(110,600)	-0.8%
Interest expense	(121,610)	-1.0%	(101,013)	-0.8%
Interest income	431,857	3.4%	443,133	3.3%
Gain (loss) on foreign currency exchange transactions	1,315,705	10.4%	1,284,148	9.6%
Share of net loss from equity investment	-	0.0%	(160,965)	-1.2%
Other income (expense)	2,320	0.0%	3,029	0.0%
Total other income (expenses)	1,651,568	13.0%	1,357,732	10.1%

Net income (loss) before income taxes	(244,623)	-1.9%	718,122	5.4%
Income tax provision	(193,348)	-1.5%	(167,627)	-1.2%
Net income (loss)	(437,971)	-3.4%	550,495	4.1%
Non-controlling interest	(182,758)	-1.4%	(362,526)	-2.7%
Net income (loss) attributable to NetSol	$(620,729)	-4.9%	$187,969	1.4%

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.06)		$0.02
Diluted	$(0.06)		$0.02

Weighted average number of shares outstanding
Basic	11,257,539		11,254,205
Diluted	11,257,539		11,254,205

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

						Favorable
					Favorable	(Unfavorable)	Total
	For the Three Months				(Unfavorable) Change in	Change due to	Favorable (Unfavorable)
	Ended September 30,				Constant	Currency	Change as
	2022	%	2021	%	Currency	Fluctuation	Reported

Net Revenues:	$12,706,119	100.0%	$13,420,761	100.0%	$2,098,695	$(2,813,337)	$(714,642)

Cost of revenues:	8,454,122	66.5%	7,977,738	59.4%	(2,834,917)	2,358,533	(476,384)

Gross profit	4,251,997	33.5%	5,443,023	40.6%	(736,222)	(454,804)	(1,191,026)

Operating expenses:	6,148,188	48.4%	6,082,633	45.3%	(1,303,794)	1,238,239	(65,555)

Income (loss) from operations	$(1,896,191)	-14.9%	$(639,610)	-4.8%	$(2,040,016)	$783,435	$(1,256,581)

Net revenues for the quarter ended September 30, 2022 and 2021 are broken out among the segments as follows:

	2022		2021
	Revenue	%	Revenue	%

North America	$1,125,288	8.9%	$930,234	6.9%
Europe	2,247,335	17.7%	3,272,899	24.4%
Asia-Pacific	9,333,496	73.5%	9,217,628	68.7%
Total	$12,706,119	100.0%	$13,420,761	100.0%

Revenues

License fees

License fees for the three months ended September 30, 2022 were $249,960 compared to $10,716 for the three months ended September 30, 2021 reflecting an increase of $239,244 with a change in constant currency of $314,135. During the three months ended September 30, 2022, we recognized approximately $188,000 related to a new agreement with the Government of Khyber Pakhtunkhwa for the sale of our Ascent® product.

Subscription and support

Subscription and support fees for the three months ended September 30, 2022 were $6,016,834 compared to $6,230,389 for the three months ended September 30, 2021 reflecting a decrease of $213,555 with an increase in constant currency of $1,031,505. The reason for the decrease in subscription and support revenue is the decrease in the value of major currencies compared to the USD. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended September 30, 2022 was $6,439,325 compared to $7,179,656 for the three months ended September 30, 2021 reflecting a decrease of $740,331 with an increase in constant currency of $753,055. The decrease is primarily due to the devaluation of major currencies compared to the USD.

Gross Profit

The gross profit was $4,251,997, for the three months ended September 30, 2022 as compared with $5,443,023 for the three months ended September 30, 2021. This is a decrease of $1,191,026 with a decrease in constant currency of $736,222. The gross profit percentage for the three months ended September 30, 2022 also decreased to 33.5% from 40.6% for the three months ended September 30, 2021. The cost of sales was $8,454,122 for the three months ended September 30, 2022 compared to $7,977,738 for the three months ended September 30, 2021 for an increase of $476,384 and on a constant currency basis an increase of $2,834,917. As a percentage of sales, cost of sales increased from 59.4% for the three months ended September 30, 2021 to 66.5% for the three months ended September 30, 2022.

Salaries and consultant fees increased by $424,325 from $5,662,410 for the three months ended September 30, 2021 to $6,086,735 for the three months ended September 30, 2022 and on a constant currency basis increased by $2,070,440. The increase is due to annual salary raises, and new hirings. As a percentage of sales, salaries and consultant expense increased from 42.2% for the three months ended September 30, 2021 to 47.9% for the three months ended September 30, 2022.

Travel expense was $392,345 for the three months ended September 30, 2022 compared to $214,132 for the three months ended September 30, 2021 for an increase of $178,213 with an increase in constant currency of $292,280. The increase in travel expense is due to the increase in travel as countries begin lifting travel restrictions.

Depreciation and amortization expense decreased to $654,049 compared to $765,735 for the three months ended September 30, 2021 or a decrease of $111,686 and on a constant currency basis an increase of $121,361.

Other costs decreased to $1,320,993 for the three months ended September 30, 2022 compared to $1,335,461 for the three months ended September 30, 2021 or a decrease of $14,468 and on a constant currency basis an increase of $350,836. The increase is mainly due to increases in repair and maintenance costs and computer costs.

Operating Expenses

Operating expenses were $6,148,188 for the three months ended September 30, 2022 compared to $6,082,633, for the three months ended September 30, 2021 for an increase of 1.1% or $65,555 and on a constant currency basis an increase of 21.4% or $1,303,794. As a percentage of sales, it increased from 45.3% to 48.4%. The increase in operating expenses was primarily due to increases in selling expenses and research and development costs offset by a decrease in general and administrative expenses.

Selling expenses were $1,762,177 for the three months ended September 30, 2022 compared to $1,619,993, for the three months ended September 30, 2021 for an increase of $142,184 and on a constant currency basis an increase of $513,327.

General and administrative expenses were $3,725,430 for the three months ended September 30, 2022 compared to $3,973,139 at September 30, 2021 or a decrease of $247,709 or 6.2% and on a constant currency basis an increase of $415,933 or 10.5%. During the three months ended September 30, 2022, salaries decreased by approximately $289,982 and increased $88,617 on a constant currency basis, and other general and administrative expenses increased approximately $156,493 or $437,776 on a constant currency basis.

Research and development cost was $469,627 for the three months ended September 30, 2022 compared to $275,230, for the three months ended September 30, 2021 for an increase of $194,397 and on a constant currency basis an increase of $347,217.

Income/Loss from Operations

Loss from operations was $1,896,191 for the three months ended September 30, 2022 compared to loss from operations of $639,610 for the three months ended September 30, 2021. This represents an increase in the loss of $1,256,581 with an increase in the loss of $2,040,016 on a constant currency basis for the three months ended September 30, 2022 compared with the three months ended September 30, 2021. As a percentage of sales, loss from operations was 14.9% for the three months ended September 30, 2022 compared to loss from operations of 4.8% for the three months ended September 30, 2021.

Other Income and Expense

Other income was $1,651,568 for the three months ended September 30, 2022 compared to $1,357,732 for the three months ended September 30, 2021. This represents an increase of $293,836 with an increase of $880,038 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended September 30, 2022, we recognized a gain of $1,315,705 in foreign currency exchange transactions compared to $1,284,148 for the three months ended September 30, 2021. During the three months ended September 30, 2022, the value of the U.S. dollar and the Euro increased 11.0% and 4.11%, respectively, compared to the PKR. During the three months ended September 30, 2021, the value of the U.S. dollar and the Euro increased 8.1% and 5.5%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended September 30, 2022, the net income attributable to non-controlling interest was $182,758, compared to $362,526 for the three months ended September 30, 2021. The decrease in non-controlling interest is primarily due to the decrease in net income of NetSol PK.

Net loss attributable to NetSol

The net loss was $620,729 for the three months ended September 30, 2022 compared to net income of $187,969 for the three months ended September 30, 2021. This is a decrease of $808,698 with a decrease of $1,100,209 on a constant currency basis, compared to the prior year. For the three months ended September 30, 2022, net loss per share was $0.06 for basic and diluted shares compared to net income per share of $0.02 for basic and diluted shares for the three months ended September 30, 2021.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three months ended September 30, 2022 and 2021 are as follows:

	For the Three Months Ended	For the Three Months Ended
	September 30, 2022	September 30, 2021

Net Income (loss) attributable to NetSol	$(620,729)	$187,969
Non-controlling interest	182,758	362,526
Income taxes	193,348	167,627
Depreciation and amortization	845,003	980,006
Interest expense	121,610	101,013
Interest (income)	(431,857)	(443,133)
EBITDA	$290,133	$1,356,008
Add back:
Non-cash stock-based compensation	81,834	3,003
Adjusted EBITDA, gross	$371,967	$1,359,011
Less non-controlling interest (a)	(399,535)	(588,879)
Adjusted EBITDA, net	$(27,568)	$770,132

Weighted Average number of shares outstanding
Basic	11,257,539	11,254,205
Diluted	11,257,539	11,254,205

Basic adjusted EBITDA	$(0.00)	$0.07
Diluted adjusted EBITDA	$(0.00)	$0.07

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$182,758	$362,526
Income Taxes	59,910	52,666
Depreciation and amortization	238,333	287,631
Interest expense	37,396	29,400
Interest (income)	(132,489)	(143,344)
EBITDA	$385,908	$588,879
Add back:
Non-cash stock-based compensation	13,627	-
Adjusted EBITDA of non-controlling interest	$399,535	$588,879

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $20,922,948 at September 30, 2022, compared to $23,963,797 at June 30, 2022.

Net cash provided by operating activities was $1,298,857 for the three months ended September 30, 2022 compared to net cash used in operating activities $3,391,653 for the three months ended September 30, 2021. At September 30, 2022, we had current assets of $44,070,743 and current liabilities of $18,969,718. We had accounts receivable of $7,319,856 at September 30, 2022 compared to $8,669,202 at June 30, 2022. We had revenues in excess of billings of $14,061,982 at September 30, 2022 compared to $15,425,377 at June 30, 2022 of which $714,458 and $853,601 is shown as long term as of September 30, 2022 and June 30, 2022, respectively. The long-term portion was discounted by $18,656 and $28,339 at September 30, 2022 and June 30, 2022, respectively, using the discounted cash flow method with interest rates ranging from 4.65% to 6.25%. During the three months ended September 30, 2022, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $2,712,741 from $24,094,579 at June 30, 2022 to $21,381,838 at September 30, 2022. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,029,527 and $7,426,972, respectively at September 30, 2022. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,813,541 and $8,567,145, respectively at June 30, 2022.

The average days sales outstanding for the three months ended September 30, 2022 and 2021 were 165 and 147 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $893,994 for the three months ended September 30, 2022, compared to $196,407 for the three months ended September 30, 2021. We had purchases of property and equipment of $1,347,601 compared to $216,112 for the three months ended September 30, 2021.

Net cash used in financing activities was $445,737 for the three months ended September 30, 2022, compared to $463,570 for the three months ended September 30, 2021. For the three months ended September 30, 2021, we purchased 22,510 shares of our own stock for $100,106. During the three months ended September 30, 2022, we had net payments for bank loans and finance leases of $445,737 compared to $363,464 for the three months ended September 30, 2021. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of September 30, 2022, we had approximately $20.9 million of cash, cash equivalents and marketable securities of which approximately $18.4 million is held by our foreign subsidiaries. As of June 30, 2022, we had approximately $24.0 million of cash, cash equivalents and marketable securities of which approximately $22.8 million was held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($333,333) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($2,192,694) and a running finance facility of Rupees 53 million ($235,057). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($3,946,849). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($1,666,447) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

As of the date of this report, we are in compliance with the financial covenants associated with our borrowings. The maturity dates of the borrowings of respective subsidiaries may accelerate if they do not comply with these covenants. In case of any change in control in subsidiaries, they may have to repay their respective credit facilities.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

NETSOL TECHNOLOGIES, INC.

Date:	November 10, 2022	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	November 10, 2022	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 38