Form 10-Q
period 2022-12-31
NETSOL TECHNOLOGIES INC
filed 2023-02-14
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

Yes ☐ No ☒

The issuer had 12,222,985 shares issued and 11,283,954 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of February 10, 2023.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$20,946,722	$23,963,797
Accounts receivable, net of allowance of $163,111 and $166,231	4,595,675	8,669,202
Revenues in excess of billings, net of allowance of $49,614 and $136,976	14,785,593	14,571,776
Other current assets, net of allowance of $1,243,633 and $1,243,633	2,748,520	2,223,361
Total current assets	43,076,510	49,428,136
Revenues in excess of billings, net - long term	604,358	853,601
Convertible note receivable - related party, net of allowance of $4,250,000 and $4,250,000	-	-
Property and equipment, net	8,719,657	9,382,624
Right of use of assets - operating leases	1,246,778	969,163
Long term investment	1,064,501	1,059,368
Other assets	532	25,546
Intangible assets, net	801,039	1,587,670
Goodwill	9,302,524	9,302,524
Total assets	$64,815,899	$72,608,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,423,248	$6,813,541
Current portion of loans and obligations under finance leases	7,386,750	8,567,145
Current portion of operating lease obligations	499,455	548,678
Unearned revenue	4,048,768	4,901,562
Total current liabilities	19,358,221	20,830,926
Loans and obligations under finance leases; less current maturities	306,945	476,223
Operating lease obligations; less current maturities	789,621	447,260
Total liabilities	20,454,787	21,754,409
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,222,985 shares issued and 11,283,954 outstanding as of December 31, 2022 and 12,196,570 shares issued and 11,257,539 outstanding as of June 30, 2022	122,231	121,966
Additional paid-in-capital	128,484,714	128,218,247
Treasury stock (at cost, 939,031 sharesand as of December 31, 2022 and June 30, 2022)	(3,920,856)	(3,920,856)
Accumulated deficit	(42,366,093)	(39,652,438)
Other comprehensive loss	(42,011,340)	(39,363,085)
Total NetSol stockholders’ equity	40,308,656	45,403,834
Non-controlling interest	4,052,456	5,450,389
Total stockholders’ equity	44,361,112	50,854,223
Total liabilities and stockholders’ equity	$64,815,899	$72,608,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2022	2021	2022	2021
Net Revenues:
License fees	$15,884	$1,955,331	$265,844	$1,966,047
Subscription and support	6,502,669	9,374,869	12,519,503	15,605,258
Services	5,871,805	4,142,762	12,311,130	11,322,418
Total net revenues	12,390,358	15,472,962	25,096,477	28,893,723

Cost of revenues:
Salaries and consultants	6,942,171	5,661,917	13,028,906	11,324,327
Travel	635,298	282,836	1,027,643	496,968
Depreciation and amortization	693,278	728,868	1,347,327	1,494,603
Other	977,148	1,156,754	2,298,141	2,492,215
Total cost of revenues	9,247,895	7,830,375	17,702,017	15,808,113

Gross profit	3,142,463	7,642,587	7,394,460	13,085,610

Operating expenses:
Selling and marketing	2,007,462	1,807,162	3,769,639	3,427,155
Depreciation and amortization	198,222	212,864	389,176	427,135
General and administrative	3,510,389	3,733,303	7,235,819	7,706,442
Research and development cost	472,904	235,390	942,531	510,620
Total operating expenses	6,188,977	5,988,719	12,337,165	12,071,352

Loss from operations	(3,046,514)	1,653,868	(4,942,705)	1,014,258

Other income and (expenses)
Gain (loss) on sale of assets	5,048	(80,125)	28,344	(190,725)
Interest expense	(202,363)	(90,808)	(323,973)	(191,821)
Interest income	309,906	316,253	741,763	759,386
Gain on foreign currency exchange transactions	657,223	901,016	1,972,928	2,185,164
Share of net loss from equity investment	5,133	(79,818)	5,133	(240,783)
Other income (expense)	89,660	19,668	91,980	22,697
Total other income (expenses)	864,607	986,186	2,516,175	2,343,918

Net income (loss) before income taxes	(2,181,907)	2,640,054	(2,426,530)	3,358,176
Income tax provision	(220,056)	(201,506)	(413,404)	(369,133)
Net income (loss)	(2,401,963)	2,438,548	(2,839,934)	2,989,043
Non-controlling interest	309,037	(1,031,763)	126,279	(1,394,289)
Net income (loss) attributable to NetSol	$(2,092,926)	$1,406,785	$(2,713,655)	$1,594,754

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.19)	$0.13	$(0.24)	$0.14
Diluted	$(0.19)	$0.13	$(0.24)	$0.14

Weighted average number of shares outstanding
Basic	11,270,199	11,244,539	11,263,869	11,249,372
Diluted	11,270,199	11,244,539	11,263,869	11,249,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2022	2021	2022	2021
Net income (loss)	$(2,092,926)	$1,406,785	$(2,713,655)	$1,594,754
Other comprehensive income (loss):
Translation adjustment	352,175	(1,466,995)	(3,799,344)	(4,751,391)
Translation adjustment attributable to non-controlling interest	(82,380)	545,252	1,151,089	1,684,243
Net translation adjustment	269,795	(921,743)	(2,648,255)	(3,067,148)
Comprehensive income (loss) attributable to NetSol	$(1,823,131)	$485,042	$(5,361,910)	$(1,472,394)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended December 31, 2022 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2022	12,209,230	$122,093	$128,420,519	$(3,920,856)	$(40,273,167)	$(42,281,135)	$4,279,113	$46,346,567
Common stock issued for:
Services	13,755	138	39,612	-	-	-	-	39,750
Fair value of subsidiary options issued	-	-	24,583	-	-	-	-	24,583
Foreign currency translation adjustment	-	-	-	-	-	269,795	82,380	352,175
Net income (loss) for the year	-	-	-	-	(2,092,926)	-	(309,037)	(2,401,963)
Balance at December 31, 2022	12,222,985	$122,231	$128,484,714	$(3,920,856)	$(42,366,093)	$(42,011,340)	$4,052,456	$44,361,112

A statement of the changes in equity for the three months ended September 30, 2022 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity

Balance at June 30, 2022	12,196,570	$121,966	$128,218,247	$(3,920,856)	$(39,652,438)	$(39,363,085)	$5,450,389	$50,854,223
Common stock issued for:
Services	12,660	127	39,623	-	-	-	-	39,750
Adjustment in APIC for change in subsidiary shares to non-controlling interest	-	-	120,565	-	-	-	(120,565)	-
Fair value of subsidiary options issued	-	-	42,084	-	-	-	-	42,084
Foreign currency translation adjustment	-	-	-	-	-	(2,918,050)	(1,233,469)	(4,151,519)
Net income (loss) for the year	-	-	-	-	(620,729)	-	182,758	(437,971)
Balance at September 30, 2022	12,209,230	$122,093	$128,420,519	$(3,920,856)	$(40,273,167)	$(42,281,135)	$4,279,113	$46,346,567

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(2,839,934)	$2,989,043
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,736,503	1,921,738
Provision for bad debts	(67,176)	(33,815)
Share of net (gain) loss from investment under equity method	(5,133)	240,783
(Gain) loss on sale of assets	(28,344)	190,725
Stock based compensation	146,167	28,292
Changes in operating assets and liabilities:
Accounts receivable	3,772,091	(3,243,348)
Revenues in excess of billing	(702,812)	(4,741,806)
Other current assets	(529,579)	304,464
Accounts payable and accrued expenses	904,731	56,539
Unearned revenue	(696,971)	(749,249)
Net cash provided by (used in) operating activities	1,689,543	(3,036,634)

Cash flows from investing activities:
Purchases of property and equipment	(1,252,325)	(773,953)
Sales of property and equipment	70,283	201,773
Net cash used in investing activities	(1,182,042)	(572,180)

Cash flows from financing activities:
Purchase of treasury stock	-	(100,106)
Proceeds from bank loans	-	188,272
Payments on finance lease obligations and loans - net	(537,180)	(715,121)
Net cash used in financing activities	(537,180)	(626,955)
Effect of exchange rate changes	(2,987,396)	(3,881,870)
Net decrease in cash and cash equivalents	(3,017,075)	(8,117,639)
Cash and cash equivalents at beginning of the period	23,963,797	33,705,154
Cash and cash equivalents at end of period	$20,946,722	$25,587,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Six Months
	Ended December 31,
	2022	2021
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$226,271	$238,569
Taxes	$395,710	$390,307

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to vendor for services received	$-	$9,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements
December 31, 2022

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

December 31, 2022

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance except balances maintained in China are insured for RMB 500,000 ($72,464) in each bank and in the UK for GBP 85,000 ($102,410) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of December 31, 2022, and June 30, 2022, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $18,568,700 and $22,758,963, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

The Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2022, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$604,358	$604,358
Total	$-	$-	$604,358	$604,358

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2022, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$853,601	$853,601
Total	$-	$-	$853,601	$853,601

The reconciliation from June 30, 2022 to December 31, 2022 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2022	$881,940	$(28,339)	$853,601
Amortization during the period	-	18,657	18,657
Transfers to short term	(268,116)	-	(268,116)
Effect of Translation Adjustment	(90)	306	216
Balance at December 31, 2022	$613,734	$(9,376)	$604,358

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

December 31, 2022

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

December 31, 2022

(Unaudited)

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

December 31, 2022

(Unaudited)

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by category — core and non-core, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by category is as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2022	2021	2022	2021
Core:
License	$15,884	$1,955,331	$265,844	$1,966,047
Subscription and support	6,502,669	9,374,869	12,519,503	15,605,258
Services	4,818,461	2,867,515	10,239,827	8,723,794
Total core revenue, net	11,337,014	14,197,715	23,025,174	26,295,099

Non-Core:
Services	1,053,344	1,275,247	2,071,303	2,598,624
Total non-core revenue, net	1,053,344	1,275,247	2,071,303	2,598,624

Total net revenue	$12,390,358	$15,472,962	$25,096,477	$28,893,723

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

December 31, 2022

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	December 31, 2022	June 30, 2022

Revenues in excess of billings	$15,389,951	$15,425,377

Unearned revenue	$4,048,768	$4,901,562

During the three and six months ended December 31, 2022, the Company recognized revenue of $675,857 and $2,784,572 that was included in the unearned revenue balance at the beginning of the period. All other activity in unearned revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $36,000,000 as of December 31, 2022, of which the Company estimates to recognize approximately $14,500,000 in revenue over the next 12 months and the remainder over an estimated 3 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the three and six months ended December 31, 2022 and 2021, there were no outstanding dilutive instruments.

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The accounts of NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand, NetSol Thai and Otoz Thai use the Thai Baht; Australia uses the Australian dollar; and NetSol Beijing and Tianjin use the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiaries, NTA and Otoz, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $42,011,340 and $39,363,085 as of December 31, 2022 and June 30, 2022, respectively. During the three and six months ended December 31, 2022, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a $269,795 translation gain attributable to NetSol and a $(2,648,255) translation loss attributable to NetSol, respectively. During the three and six months ended December 31, 2021, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $(921,743) and $(3,067,148), respectively.

NOTE 6 – MAJOR CUSTOMERS

During the six months ended December 31, 2022, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $7,069,884, and $2,314,744, respectively representing 28.2% and 9.2%, respectively of revenues. During the six months ended December 31, 2021, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $11,421,688 and $1,531,588, respectively representing 39.5% and 5.3%, respectively of revenues. The revenue from these customers is shown in the Asia – Pacific segment.

Accounts receivable from DFS and BMW at December 31, 2022, were $357,164 and $360,703, respectively. Accounts receivable at June 30, 2022, were $2,005,463 and $2,498,645, respectively. Revenues in excess of billings at December 31, 2022 were $3,535,799 and $2,252,994 for DFS and BMW, respectively. Revenues in excess of billings at June 30, 2022, were $365,863 and $2,199,381 for DFS and BMW, respectively.

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

December 31, 2022

(Unaudited)

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

The Company has accrued interest of $701,062 at December 31, 2022 and June 30, 2022, which is included in “Other current assets”. As of July 1, 2020, the Company stopped accruing interest.

NOTE 8 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	December 31, 2022	June 30, 2022

Prepaid Expenses	$1,634,444	$1,389,370
Advance Income Tax	240,223	202,783
Employee Advances	109,972	87,627
Security Deposits	234,638	236,909
Other Receivables	52,470	21,581
Other Assets	476,773	285,091
Due From Related Party	1,243,633	1,243,633
	3,992,153	3,466,994
Less allowance for doubtful account	(1,243,633)	(1,243,633)
Net Balance	$2,748,520	$2,223,361

Due from related party is the amount receivable from WRLD3D for which the Company has provided an allowance for credit loss for the full amount, leaving a net balance of $0.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

NOTE 9 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	December 31, 2022	June 30, 2022

Revenues in excess of billings - long term	$613,734	$881,940
Present value discount	(9,376)	(28,339)
Net Balance	$604,358	$853,601

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the three and six months ended December 31, 2022, the Company accreted $9,288 and $18,657, respectively. During the three and six months ended December 31, 2021, the Company accreted $9,539 and $19,041, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 4.65% to 6.25%.

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	December 31, 2022	June 30, 2022

Office Furniture and Equipment	$2,905,429	$3,021,586
Computer Equipment	11,712,255	11,388,856
Assets Under Capital Leases	59,033	305,081
Building	4,387,210	4,818,650
Land	1,122,819	1,237,965
Autos	2,500,251	2,503,990
Improvements	228,291	175,560
Subtotal	22,915,288	23,451,688
Accumulated Depreciation	(14,195,631)	(14,069,064)
Property and Equipment, Net	$8,719,657	$9,382,624

For the three and six months ended December 31, 2022, depreciation expense totaled $568,828 and $1,091,011, respectively. Of these amounts, $370,606 and $701,835, respectively, are reflected in cost of revenues. For the three and six months ended December 31, 2021, depreciation expense was $527,463 and $1,067,185, respectively. Of these amounts, $314,599 and $640,050, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of December 31, 2022 and June 30, 2022:

	As of	As of
	December 31, 2022	June 30, 2022
Vehicles	$59,033	$305,081
Total	59,033	305,081
Less: Accumulated Depreciation - Net	(16,117)	(145,658)
	$42,916	$159,423

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

Finance lease term and discount rate were as follows:

	As of	As of
	December 31, 2022	June 30, 2022

Weighted average remaining lease term - Finance leases	1.66 Years	2.39 Years

Weighted average discount rate - Finance leases	16.5%	12.5%

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2022	June 30, 2022
Assets
Operating lease assets, net	$1,246,778	$969,163

Liabilities
Current
Operating	$499,455	$548,678
Non-current
Operating	789,621	447,260
Total Lease Liabilities	$1,289,076	$995,938

The components of lease cost were as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2022	2021	2022	2021

Amortization of finance lease assets	$3,099	$21,895	$5,995	$42,928
Interest on finance lease obligation	1,552	3,212	3,359	8,148
Operating lease cost	113,079	97,827	231,601	380,778
Short term lease cost	37,986	38,781	104,622	38,781
Sub lease income	(7,786)	(8,950)	(15,598)	(18,105)
Total lease cost	$147,930	$152,765	$329,979	$452,530

Lease term and discount rate were as follows:

	As of	As of
	December 31, 2022	June 30, 2022

Weighted average remaining lease term - Operating leases	3.31 Years	3.34 Years

Weighted average discount rate - Operating leases	3.6%	4.2%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Six Months
	Ended December 31
	2022	2021

Operating cash flows related to operating leases	$236,311	$369,175

Operating cash flows related to finance leases	$3,358	$3,531

Financing cash flows related finance leases	$16,230	$54,844

Maturities of operating lease liabilities were as follows as of December 31, 2022:

Amount
Within year 1	$534,010
Within year 2	373,602
Within year 3	324,306
Within year 4	120,543
Within year 5	583
Thereafter	874
Total Lease Payments	1,353,918
Less: Imputed interest	(64,842)
Present Value of lease liabilities	1,289,076
Less: Current portion	(499,455)
Non-Current portion	$789,621

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and are currently on a month-by-month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three and six months ended December 31, 2022, the Company received lease income of $7,786 and $15,598, respectively. For the three and six months ended December 31, 2021, the Company received lease income of $8,950 and $18,105, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

NOTE 12 – LONG TERM INVESTMENT

Drivemate – Related Party

The Company and Drivemate Co., Ltd. (“Drivemate”) entered into a subscription agreement on April 25, 2019, (“Drivemate Agreement”) whereby the Company purchased an equity interest of 30% in Drivemate. Per the Drivemate Agreement, the Company purchased 5,469 preferred shares for $1,800,000 consisting of $500,000 cash to be paid over a two-year period and $1,300,000 to be provided in services. The Company has paid the $500,000 in cash and has provided services of $1,300,000. Pursuant to the agreement, the number of shares to be issued is adjusted as necessary to result in an equity ownership equal to 30% of the issued and outstanding shares at the final payment date. As of December 31, 2022, the Company has been issued 8,178 shares equal to 30% of Drivemate. Per the Drivemate Agreement, the Company appointed two directors to the Drivemate board. The Company determined that it met the significant influence criteria since two of the four directors are appointed by the Company and the Company owns 30% of Drivemate; therefore, the Company accounts for the investment using the equity method of accounting.

Under the equity method of accounting, the Company recorded its share of net income of $5,133 for the three and six months ended December 31, 2022, and the Company recorded its share of net income of $4,666 and net loss of $58,905 for the three and six months ended December 31, 2021, respectively.

WRLD3D-Related Party

On March 2, 2017, the Company purchased a 4.9% interest in WRLD3D, a non-public company, for $1,111,111. The Company paid $555,556 at the initial closing and $555,555 on September 1, 2017. NetSol PK, the subsidiary of the Company, purchased a 12.2% investment in WRLD3D, for $2,777,778 which was earned by providing IT and enterprise software solutions.

Under the equity method of accounting, the Company recorded its share of net loss of $nil for the three and six months ended December 31, 2022, and the Company recorded its share of net loss of $84,484 and $181,878 for the three and six months ended December 31, 2021, respectively.

The following table reflects the above investments at December 31, 2022.

	Drivemate	WRLD3D	Total
Gross investment	$1,800,000	$3,888,889	$5,688,889
Cumulative net loss on investment	(735,499)	(3,238,647)	(3,974,146)
Cumulative other comprehensive income (loss)	-	(650,242)	(650,242)
Net investment	$1,064,501	$-	$1,064,501

The following table reflects the above investments at June 30, 2022.

	Drivemate	WRLD3D	Total
Gross investment	$1,800,000	$3,888,889	$5,688,889
Cumulative net loss on investment	(740,632)	(3,238,647)	(3,979,279)
Cumulative other comprehensive income (loss)	-	(650,242)	(650,242)
Net investment	$1,059,368	$-	$1,059,368

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

NOTE 13 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	December 31, 2022	June 30, 2022

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(21,549,533)	(19,914,206)
Accumulated Amortization	(24,894,425)	(25,743,121)
Net Balance	$801,039	$1,587,670

Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $801,039 will be amortized over one year. Amortization expense for the three and six months ended December 31, 2022, was $322,672 and $645,492, respectively. Amortization expense for the three and six months ended December 31, 2021was $414,269 and $854,553, respectively.

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	December 31, 2022	June 30, 2022

Accounts Payable	$942,689	$1,175,527
Accrued Liabilities	4,114,952	3,507,415
Accrued Payroll	1,454,886	1,397,605
Accrued Payroll Taxes	147,837	153,416
Taxes Payable	418,315	328,755
Other Payable	344,569	250,823
Total	$7,423,248	$6,813,541

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

NOTE 15 – DEBTS

Notes payable and finance leases consisted of the following:

		As of December 31, 2022
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$127,599	$127,599	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	2,208,285	2,208,285	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,678,297	1,678,297	-
Loan Payable Bank - Export Refinance III	(7)	3,091,600	3,091,600	-
Sale and Leaseback Financing	(8)	463,011	172,983	290,028
Term Finance Facility	(9)	21,908	18,682	3,226
Insurance Financing	(10)	54,405	54,405	-
		7,645,105	7,351,851	293,254
Subsidiary Finance Leases	(11)	48,590	34,899	13,691
		$7,693,695	$7,386,750	$306,945

		As of June 30, 2022
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$89,552	$89,552	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	423,101	423,101	-
Loan Payable Bank - Export Refinance	(4)	2,434,749	2,434,749	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,850,409	1,850,409	-
Loan Payable Bank - Export Refinance III	(7)	3,408,648	3,408,648	-
Sale and Leaseback Financing	(8)	619,108	189,226	429,882
Term Finance Facility	(9)	31,204	18,339	12,865
Insurance Financing	(10)	118,026	118,026	-
		8,974,797	8,532,050	442,747
Subsidiary Finance Leases	(11)	68,571	35,095	33,476
		$9,043,368	$8,567,145	$476,223

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.0% to 7.0% as of December 31, 2022 and June 30, 2022.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

(2)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $361,446. The annual interest rate was 5.5% as of December 31, 2022. The total outstanding balance as of December 31, 2022 and June 30, 2022 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of December 31, 2022, NTE was in compliance with this covenant.

(3)	The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank Limited, approved by the Government of Pakistan to protect the employment situation during the COVID-19 pandemic. This is a term loan payable in three years. The availed facility amount was Rs. nil or $nil, at December 31, 2022. The availed facility amount is Rs. 86,887,974 or $423,101, at June 30, 2022, which is shown as current. The interest rate for the loan was 3% at December 31, 2022 and June 30, 2022.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 500,000,000 or $2,208,285 at December 31, 2022 and Rs. 500,000,000 or $2,434,749 at June 30, 2022. The interest rate for the loan was 10% and 3% at December 31, 2022 and June 30, 2022, respectively.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 53,000,000 or $236,728, at December 31, 2022. The balance outstanding at December 31, 2022 and June 30, 2022 was Rs. Nil. The interest rate for the loan was 19.0% and 14.0% at December 31, 2022 and June 30, 2022, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of December 31, 2022, NetSol PK was in compliance with this covenant.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 380,000,000 or $1,678,297 and Rs. 380,000,000 or $1,850,409 at December 31, 2022 and June 30, 2022, respectively. The interest rate for the loan was 10% and 3% at December 31, 2022 and June 30, 2022, respectively.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of December 31, 2022, NetSol PK was in compliance with these covenants.

(7)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 900,000,000 or $3,974,914 and Rs. 900,000,000 or $4,382,548, at December 31, 2022 and June 30, 2022, respectively. NetSol PK used Rs. 700,000,000 or $3,091,600 and Rs. 700,000,000 or $3,408,648, at December 31, 2022 and June 30, 2022, respectively. The interest rate for the loan was 10% and 3% at December 31, 2022 and June 30, 2022, respectively.

(8)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of December 31, 2022, NetSol PK used Rs. 104,834,901 or $463,011 of which $290,028 was shown as long term and $172,983 as current. As of June 30, 2022, NetSol PK used Rs. 127,140,038 or $619,108 of which $429,882 was shown as long term and $189,226 as current. The interest rate for the loan was 9.0% to 16.0% at December 31, 2022, and June 30, 2022.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

(9)	In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement. The loan amount was £69,549, or $83,794, for a period of 5 years with monthly payments of £1,349, or $1,625. As of December 31, 2022, the subsidiary has used this facility up to $21,907, of which $3,226 was shown as long-term and $18,681 as current. As of June 30, 2022, the subsidiary has used this facility up to $31,204, of which $12,865 was shown as long-term and $18,339 as current. The interest rate was 6.14% at December 31, 2022 and June 30, 2022.

(10)	The Company’s subsidiary, VLS, finances Directors’ and Officers’ (“D&O”) liability insurance, and the $54,405 and $96,781 was recorded in current maturities, at December 31, 2022 and June 30, 2022, respectively. The interest rate on this financing ranged from 9.7% to 12.7% as of December 31, 2022 and June 30, 2022.

(11)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2025. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three and six months ended December 31, 2022 and 2021.

Following are the aggregate minimum future lease payments under finance leases as of December 31, 2022:

Amount
Minimum Lease Payments
Within year 1	$39,033
Within year 2	14,514
Total Minimum Lease Payments	53,547
Interest Expense relating to future periods	(4,957)
Present Value of minimum lease payments	48,590
Less: Current portion	(34,899)
Non-Current portion	$13,691

Following are the aggregate future long term debt payments as of December 31, 2022

Amount
Loan Payments
Within year 1	$191,664
Within year 2	188,283
Within year 3	104,972
Total Loan Payments	484,919
Less: Current portion	(191,665)
Non-Current portion	$293,254

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

NOTE 16 - STOCKHOLDERS’ EQUITY

During the three and six months ended December 31, 2022, the Company issued 13,755 and 26,415 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $39,750 and $79,500, respectively.

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

The following table presents a summary of identifiable assets as of December 31, 2022 and June 30, 2022:

	As of	As of
	December 31, 2022	June 30, 2022
Identifiable assets:
Corporate headquarters	$1,106,983	$844,178
North America	7,044,788	6,442,219
Europe	8,920,116	8,727,530
Asia - Pacific	47,744,012	56,594,705
Consolidated	$64,815,899	$72,608,632

The following table presents a summary of investment under equity method as of December 31, 2022 and June 30, 2022:

	As of	As of
	December 31, 2022	June 30, 2022
Investment in associates under equity method:
Corporate headquarters	$-	$-
Asia - Pacific	1,064,501	1,059,368
Consolidated	$1,064,501	$1,059,368

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

The following table presents a summary of operating information for the three and six months ended December 31:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2022	2021	2022	2021
Revenues from unaffiliated customers:
North America	$1,597,852	$1,060,379	$2,723,140	$1,990,613
Europe	2,845,701	2,122,094	5,093,036	5,394,993
Asia - Pacific	7,946,805	12,290,489	17,280,301	21,508,117
	12,390,358	15,472,962	25,096,477	28,893,723
Revenue from affiliated customers
Asia - Pacific	-	-	-	-
	-	-	-	-
Consolidated	$12,390,358	$15,472,962	$25,096,477	$28,893,723

Intercompany revenue
Europe	$93,236	$116,479	$188,961	$243,677
Asia - Pacific	2,545,098	774,364	4,275,051	3,334,464
Eliminated	$2,638,334	$890,843	$4,464,012	$3,578,141

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(696,938)	$138,089	$630,262	$266,633
North America	105,326	(58,915)	86,379	(127,008)
Europe	(163,633)	(589,882)	(483,388)	(398,439)
Asia - Pacific	(1,646,718)	2,949,256	(3,073,187)	3,247,857
Consolidated	$(2,401,963)	$2,438,548	$(2,839,934)	$2,989,043

Depreciation and amortization:
North America	$727	$527	$1,209	$1,093
Europe	66,431	100,646	141,602	199,494
Asia - Pacific	824,342	840,559	1,593,692	1,721,151
Consolidated	$891,500	$941,732	$1,736,503	$1,921,738

Interest expense:
Corporate headquarters	$5,912	$9,565	$8,392	$20,006
North America	-	-	-	-
Europe	2,702	2,488	6,340	6,284
Asia - Pacific	193,749	78,755	309,241	165,531
Consolidated	$202,363	$90,808	$323,973	$191,821

Income tax expense:
Corporate headquarters	$-	$-	$-	$(43,354)
North America	-	-	-	45,754
Europe	-	9,524	-	9,524
Asia - Pacific	220,056	191,982	413,404	357,209
Consolidated	$220,056	$201,506	$413,404	$369,133

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

The following table presents a summary of capital expenditures for the six months ended December 31:

	For the Six Months
	Ended December 31,
	2022	2021
Capital expenditures:
North America	$4,880	$-
Europe	-	89,451
Asia - Pacific	1,247,445	684,502
Consolidated	$1,252,325	$773,953

NOTE 19 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at December 31, 2022

NetSol PK	32.38%	$4,341,047
NetSol-Innovation	32.38%	(82,773)
NetSol Thai	0.006%	(200)
Otoz Thai	10.95%	(46,963)
Otoz	10.94%	(158,655)
Total		$4,052,456

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2022

NetSol PK	32.38%	$5,479,905
NetSol-Innovation	32.38%	49,146
NetSol Thai	0.006%	(196)
Otoz Thai	5.60%	(30,768)
Otoz	5.59%	(47,698)
Total		$5,450,389

The Company’s subsidiary, Otoz, issued 191,011 shares to one of its employees as part of their employment agreement resulting in an increase of non-controlling interest from 5.59% to 10.94%. The effective shareholding of the non-controlling interest for Otoz Thai increased to 10.95%.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

(Unaudited)

The following schedule discloses the effect to the Company’s equity due to the changes in the Company’s ownership interest in Otoz and Otoz Thai.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2022	2021	2022	2021

Net income (loss) attributable to NetSol	$(2,092,926)	$1,406,785	$(2,713,655)	$1,594,754
Transfer (to) from non-controlling interest
Increase in paid-in capital for issuance of 191,011 shares of Otoz, Inc. common stock	-	-	120,565	-
Net transfer (to) from non-controlling interest	-	-	120,565	-
Change from net income (loss) attributable to NetSol and transfer (to) from non-controlling interest	$(2,092,926)	$1,406,785	$(2,593,090)	$1,594,754

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

During the three and six months ended December 31, 2022, the Company recorded an income tax provision of $220,056 and $413,404, respectively. During the three and six months ended December 31, 2021, the Company recorded an income tax provision of $201,506 and $369,133, respectively. The tax is derived from non-core business activities generated from NetSol PK.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended December 31, 2022. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2022, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Our website is located at www.netsoltech.com, and our investor relations website is located at https://ir.netsoltech.com. The following filings are available through our investor relations website after we file with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders. These filings are also available for download free of charge on our investor relations website. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements and other ownership related filings. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website and on social media platforms linked to our corporate website. Investors and others can receive notifications of new information posted on our investor relations website by signing up for e-mail alerts. Further corporate governance information, including our committee charters and code of conduct, is also available on our investor relations website at https://netsoltech.com/about-us. The content of our websites is not intended to be incorporated by reference into this or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Founded in 1997, NetSol is headquartered in Los Angeles County, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

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

Other Products

The Company continues to support its North America and European legacy systems including LeasePak and LeaseSoft.

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended December 31, 2022:

●	We signed a new agreement with a tier 1 automotive company in the U.S. to implement and license our Otoz mobility solution which will manage back-office operations for vehicle subscriptions.

●	Otoz went live with its 37th dealer and now has dealers in 16 states.

●	Our sales pipeline continues to be strong with the addition of some new prospects who have registered their interests in NFS Ascent®, digital, and legacy solutions across various regions pushing the total pipeline size to approximately $250 million.

●	We effectively generated approximately $1.0 million by successfully implementing change requests from various customers across multiple regions.

●	The organization successfully achieved ACE partnership status in cloud services domain by partnering with Amazon Web Services (AWS). We anticipate that this partnership will help the business grow its cloud services vertical over the coming periods.

●	NetSol achieved the first Go-Live milestone for the finance company of a leading Swedish bank by effectively implementing its invoice factoring system.

Management has identified the following material trends affecting NetSol.

Positive trends:

●	According to S&P Global Mobility, new vehicles sales globally are expected to reach 84 million units in 2023 for a 5.6% increase. U.S. sales volumes are expected to reach approximately 15 million units, an estimated increase of 7% from the projected 2022 levels.

●	Reduction of the U.S. inflation rate over the last few months.

●	The elimination of travel related COVID-19 testing increases opportunities to meet face to face with current and potential customers.

●	NFS Ascent® SaaS offerings and major on-premise license offerings are gaining traction in both mid and large size auto captives in the North American and European markets.

●	The auto and banking sectors continue momentum towards increased mobility and digital solutions according to Forbes and Insider Intelligence 2022.

●	Otoz retail platform is showing a steady growth of interest from existing and new auto leasing and Tier 1 companies in all of our markets.

●	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $65 billion investment, from the originally planned $46 billion, in Pakistan energy and infrastructure sectors.

●	China’s auto sector remains strong which includes government year-end incentives, with customers requesting additional services reflecting the resilience of our offerings.

●	There has been an aggressive uptick in business development activities in the US and China.

●	There is a growing interest from long-time customers in upgrading from our legacy NFS solution to Ascent®.

Negative trends:

●	General economic conditions in our geographic markets; geopolitical tensions, including trade wars, tariffs and/or sanctions in geographic areas; Global pandemics, including COVID-19; and, global conflicts or disasters that impact the global economy or one or more sectors of the global economy.

●	A global recession fear impacts the future expansions and budgets in every country and every sector.

●	Continued interest rate increases by the U.S. Federal Reserve Board in 2023 restricting buying power for consumers.

●	The negative currency impact on our financial statements due to the devaluation of the Pakistan Rupee and the British Pound Sterling in comparison to the US Dollar.

●	Political, monetary and economic challenges and higher inflation rate than other regional countries impacting Pakistan exports.

●	Inflation and higher interest rates have greatly increased the cost of doing business, including salaries and benefits worldwide, affecting profitability.

●	War and hostility between Russia and Ukraine continue to foster global uncertainty.

●	The decline by over 20% in 2022 of the U.S. markets including the NASDAQ index and the Russell 2000 index limiting access to capital markets.

●	Working from the office might not return to pre-pandemic levels which may affect employee collaboration potentially lessening efficiency.

●	The Pakistan political environment will likely remain unsteady until new elections are called.

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2022 Compared to the Quarter Ended December 31, 2021

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended December 31, 2022 and 2021 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2022	%	2021	%
Net Revenues:
License fees	$15,884	0.1%	$1,955,331	12.6%
Subscription and support	6,502,669	52.5%	9,374,869	60.6%
Services	5,871,805	47.4%	4,142,762	26.8%
Total net revenues	12,390,358	100.0%	15,472,962	100.0%

Cost of revenues:
Salaries and consultants	6,942,171	56.0%	5,661,917	36.6%
Travel	635,298	5.1%	282,836	1.8%
Depreciation and amortization	693,278	5.6%	728,868	4.7%
Other	977,148	7.9%	1,156,754	7.5%
Total cost of revenues	9,247,895	74.6%	7,830,375	50.6%

Gross profit	3,142,463	25.4%	7,642,587	49.4%
Operating expenses:
Selling and marketing	2,007,462	16.2%	1,807,162	11.7%
Depreciation and amortization	198,222	1.6%	212,864	1.4%
General and administrative	3,510,389	28.3%	3,733,303	24.1%
Research and development cost	472,904	3.8%	235,390	1.5%
Total operating expenses	6,188,977	49.9%	5,988,719	38.7%

Income (loss) from operations	(3,046,514)	-24.6%	1,653,868	10.7%
Other income and (expenses)
Gain (loss) on sale of assets	5,048	0.0%	(80,125)	-0.5%
Interest expense	(202,363)	-1.6%	(90,808)	-0.6%
Interest income	309,906	2.5%	316,253	2.0%
Gain (loss) on foreign currency exchange transactions	657,223	5.3%	901,016	5.8%
Share of net loss from equity investment	5,133	0.0%	(79,818)	-0.5%
Other income (expense)	89,660	0.7%	19,668	0.1%
Total other income (expenses)	864,607	7.0%	986,186	6.4%

Net income (loss) before income taxes	(2,181,907)	-17.6%	2,640,054	17.1%
Income tax provision	(220,056)	-1.8%	(201,506)	-1.3%
Net income (loss)	(2,401,963)	-19.4%	2,438,548	15.8%
Non-controlling interest	309,037	2.5%	(1,031,763)	-6.7%
Net income (loss) attributable to NetSol	$(2,092,926)	-16.9%	$1,406,785	9.1%

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.19)		$0.13
Diluted	$(0.19)		$0.13

Weighted average number of shares outstanding
Basic	11,270,199		11,244,539
Diluted	11,270,199		11,244,539

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due to	(Unfavorable)
	Ended December 31,				Constant	Currency	Change as
	2022	%	2021	%	Currency	Fluctuation	Reported

Net Revenues:	$12,390,358	100.0%	$15,472,962	100.0%	$(871,575)	$(2,211,029)	$(3,082,604)

Cost of revenues:	9,247,895	74.6%	7,830,375	50.6%	(3,496,455)	2,078,935	(1,417,520)

Gross profit	3,142,463	25.4%	7,642,587	49.4%	(4,368,030)	(132,094)	(4,500,124)

Operating expenses:	6,188,977	49.9%	5,988,719	38.7%	(1,222,100)	1,021,842	(200,258)

Income (loss) from operations	$(3,046,514)	-24.6%	$1,653,868	10.7%	$(5,590,130)	$889,748	$(4,700,382)

Net revenues for the three months ended December 31, 2022 and 2021 are broken out among the segments as follows:

	2022		2021
	Revenue	%	Revenue	%

North America	$1,597,852	12.9%	$1,060,379	6.9%
Europe	2,845,701	23.0%	2,122,094	13.7%
Asia-Pacific	7,946,805	64.1%	12,290,489	79.4%
Total	$12,390,358	100.0%	$15,472,962	100.0%

Revenues

License fees

License fees for the three months ended December 31, 2022 were $15,884 compared to $1,955,331 for the three months ended December 31, 2021 reflecting a decrease of $1,939,447 with a decrease in constant currency of $1,939,167. During the three months ended December 31, 2021, we recognized approximately $1,920,000 related to a new agreement with DTFS for the sale of both our legacy and Ascent product® for their new business segment in the Japanese and Australian markets.

Subscription and support

Subscription and support fees for the three months ended December 31, 2022 were $6,502,669 compared to $9,374,869 for the three months ended December 31, 2021 reflecting a decrease of $2,872,200 with a decrease in constant currency of $1,717,959. The reason for the decrease in subscription and support revenue is that in the three months ended December 31, 2021, we recorded a one-time post contract support revenue of approximately $3,480,00 using the catch-up approach. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended December 31, 2022 was $5,871,805 compared to $4,142,762 for the three months ended December 31, 2021 reflecting an increase of $1,729,043 with an increase in constant currency of $2,785,551. The increase is primarily due to services provided for ongoing implementations plus additional change requests.

Gross Profit

The gross profit was $3,142.463, for the three months ended December 31, 2022 compared with $7,642,587 for the three months ended December 31, 2021. This is a decrease of $4,500,124 with a decrease in constant currency of $4,368,030. The gross profit percentage for the three months ended December 31, 2022 also decreased to 25.4% from 49.4% for the three months ended December 31, 2021. The cost of sales was $9,247,895 for the three months ended December 31, 2022 compared to $7,830,375 for the three months ended December 31, 2021 for an increase of $1,417,520 and on a constant currency basis an increase of $3,496,455. As a percentage of sales, cost of sales increased from 50.6% for the three months ended December 31, 2021 to 74.6% for the three months ended December 31, 2022.

Salaries and consultant fees increased by $1,280,254 from $5,661,917 for the three months ended December 31, 2021 to $6,942,171 for the three months ended December 31, 2022 and on a constant currency basis increased by $2,839,566. The increase is due to annual salary raises and new hirings. As a percentage of sales, salaries and consultant expense increased from 36.6% for the three months ended December 31, 2021 to 56.0% for the three months ended December 31, 2022.

Travel expense was $635,298 for the three months ended December 31, 2022 compared to $282,836 for the three months ended December 31, 2021 for an increase of $352,462 with an increase in constant currency of $495,136. The increase in travel expense is due to the increase in travel as countries begin lifting travel restrictions.

Depreciation and amortization expense decreased to $693,278 compared to $728,868 for the three months ended December 31, 2021 or a decrease of $35,590 and on a constant currency basis an increase of $157,621.

Other costs decreased to $977,148 for the three months ended December 31, 2022 compared to $1,156,754 for the three months ended December 31, 2021 or a decrease of $179,606 and on a constant currency basis an increase of $4,132.

Operating Expenses

Operating expenses were $6,188,977 for the three months ended December 31, 2022 compared to $5,988,719, for the three months ended December 31, 2021 for an increase of 3.3% or $200,258 and on a constant currency basis an increase of 20.4% or $1,222,100. As a percentage of sales, it increased from 38.7% to 50.0%. The increase in operating expenses was primarily due to increases in selling expenses and research and development costs offset by a decrease in general and administrative expenses.

Selling expenses were $2,007,462 for the three months ended December 31, 2022 compared to $1,807,162, for the three months ended December 31, 2021 for an increase of $200,300 and on a constant currency basis an increase of $531,194.

General and administrative expenses were $3,510,389 for the three months ended December 31, 2022 compared to $3,733,303 at December 31, 2021 or a decrease of $222,914 or 6.0% and on a constant currency basis an increase of $303,647 or 8.1%. During the three months ended December 31, 2022, salaries decreased by approximately $22,012 and increased $327,696 on a constant currency basis, and other general and administrative expenses decreased approximately $200,902 or decreased by $24,049 on a constant currency basis.

Research and development cost was $472,904 for the three months ended December 31, 2022 compared to $235,390, for the three months ended December 31, 2021 for an increase of $237,514 and on a constant currency basis an increase of $357,628.

Income/Loss from Operations

Loss from operations was $3,046,514 for the three months ended December 31, 2022 compared to income from operations of $1,653,868 for the three months ended December 31, 2021. This represents an increase in the loss of $4,700,382 with an increase in the loss of $5,590,130 on a constant currency basis for the three months ended December 31, 2022 compared with the three months ended December 31, 2021. As a percentage of sales, loss from operations was 24.6% for the three months ended December 31, 2022 compared to income from operations of 10.7% for the three months ended December 31, 2021.

Other Income and Expense

Other income was $864,607 for the three months ended December 31, 2022 compared to $986,186 for the three months ended December 31, 2021. This represents a decrease of $121,579 with an increase of $88,885 on a constant currency basis. The decrease is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended December 31, 2022, we recognized a gain of $657,223 in foreign currency exchange transactions compared to $901,016 for the three months ended December 31, 2021. During the three months ended December 31, 2022, the value of the U.S. dollar decreased 0.7% and the Euro increased 8.5%, compared to the PKR. During the three months ended December 31, 2021, the value of the U.S. dollar and the Euro increased 3.8% and 1.6%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended December 31, 2022, the net loss attributable to non-controlling interest was $309,037, compared to net income of $1,031,763 for the three months ended December 31, 2021. The decrease in non-controlling interest is primarily due to the decrease in net income of NetSol PK.

Net loss attributable to NetSol

The net loss was $2,092,926 for the three months ended December 31, 2022 compared to net income of $1,406,785 for the three months ended December 31, 2021. This is a decrease of $3,499,711 with a decrease of $4,142,007 on a constant currency basis, compared to the prior year. For the three months ended December 31, 2022, net loss per share was $0.19 for basic and diluted shares compared to net income per share of $0.13 for basic and diluted shares for the three months ended December 31, 2021.

Six Months Ended December 31, 2022 Compared to the Six Months Ended December 31, 2021

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the six months ended December 31, 2022 and 2021 as a percentage of revenues.

	For the Six Months
	Ended December 31,
	2022	%	2021	%
Net Revenues:
License fees	$265,844	1.1%	$1,966,047	6.8%
Subscription and support	12,519,503	49.9%	15,605,258	54.0%
Services	12,311,130	49.1%	11,322,418	39.2%
Total net revenues	25,096,477	100.0%	28,893,723	100.0%

Cost of revenues:
Salaries and consultants	13,028,906	51.9%	11,324,327	39.2%
Travel	1,027,643	4.1%	496,968	1.7%
Depreciation and amortization	1,347,327	5.4%	1,494,603	5.2%
Other	2,298,141	9.2%	2,492,215	8.6%
Total cost of revenues	17,702,017	70.5%	15,808,113	54.7%

Gross profit	7,394,460	29.5%	13,085,610	45.3%
Operating expenses:
Selling and marketing	3,769,639	15.0%	3,427,155	11.9%
Depreciation and amortization	389,176	1.6%	427,135	1.5%
General and administrative	7,235,819	28.8%	7,706,442	26.7%
Research and development cost	942,531	3.8%	510,620	1.8%
Total operating expenses	12,337,165	49.2%	12,071,352	41.8%

Loss from operations	(4,942,705)	-19.7%	1,014,258	3.5%
Other income and (expenses)
Gain (loss) on sale of assets	28,344	0.1%	(190,725)	-0.7%
Interest expense	(323,973)	-1.3%	(191,821)	-0.7%
Interest income	741,763	3.0%	759,386	2.6%
Gain (loss) on foreign currency exchange transactions	1,972,928	7.9%	2,185,164	7.6%
Share of net loss from equity investment	5,133	0.0%	(240,783)	-0.8%
Other income (expense)	91,980	0.4%	22,697	0.1%
Total other income (expenses)	2,516,175	10.0%	2,343,918	8.1%

Net income (loss) before income taxes	(2,426,530)	-9.7%	3,358,176	11.6%
Income tax provision	(413,404)	-1.6%	(369,133)	-1.3%
Net income (loss)	(2,839,934)	-11.3%	2,989,043	10.3%
Non-controlling interest	126,279	0.5%	(1,394,289)	-4.8%
Net income (loss) attributable to NetSol	$(2,713,655)	-10.8%	$1,594,754	5.5%

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.24)		$0.14
Diluted	$(0.24)		$0.14

Weighted average number of shares outstanding
Basic	11,263,869		11,249,372
Diluted	11,263,869		11,249,372

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Six Months				Change in	Change due to	(Unfavorable)
	Ended December 31,				Constant	Currency	Change as
	2022	%	2021	%	Currency	Fluctuation	Reported

Net Revenues:	$25,096,477	100.0%	$28,893,723	100.0%	$1,227,120	$(5,024,366)	$(3,797,246)

Cost of revenues:	17,702,017	70.5%	15,808,113	54.7%	(6,331,372)	4,437,468	(1,893,904)

Gross profit	7,394,460	29.5%	13,085,610	45.3%	(5,104,252)	(586,898)	(5,691,150)

Operating expenses:	12,337,165	49.2%	12,071,352	41.8%	(2,525,894)	2,260,081	(265,813)

Income (loss) from operations	$(4,942,705)	-19.7%	$1,014,258	3.5%	$(7,630,146)	$1,673,183	$(5,956,963)

Net revenues for the six months ended December 31, 2022 and 2021 are broken out among the segments as follows:

	2022		2021
	Revenue	%	Revenue	%

North America	$2,723,140	10.9%	$1,990,613	6.9%
Europe	5,093,036	20.3%	5,394,993	18.7%
Asia-Pacific	17,280,301	68.9%	21,508,117	74.4%
Total	$25,096,477	100.0%	$28,893,723	100.0%

Revenues

License fees

License fees for the six months ended December 31, 2022 were $265,844 compared to $1,966,047 for the six months ended December 31, 2021 reflecting a decrease of $1,700,203 with a decrease in constant currency of $1,625,032. During the six months ended December 31, 2022, we recognized approximately $188,000 related to a new agreement with the Government of Khyber Pakhtunkhwa for the sale of our Ascent® product. During the six months ended December 31, 2021, we recognized approximately $1,920,000 related to a new agreement with DTFS for the sale of both our legacy and Ascent product® for their new business segment in the Japanese and Australian markets.

Subscription and support

Subscription and support fees for the six months ended December 31, 2022 were $12,519,503 compared to $15,605,258 for the six months ended December 31, 2021 reflecting a decrease of $3,085,755 with a decrease in constant currency of $686,454. The reason for the decrease in subscription and support revenue is that in the six months ended December 31, 2021, we recorded a one-time post contract support revenue of approximately $3,480,000 using the catch-up approach. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the six months ended December 31, 2022 was $12,311,130 compared to $11,322,418 for the six months ended December 31, 2021 reflecting an increase of $988,712 with an increase in constant currency of $3,538,606. The increase is primarily due to services provided for ongoing implementations plus additional change requests.

Gross Profit

The gross profit was $7,394,460, for the six months ended December 31, 2022 compared with $13,085,610 for the six months ended December 31, 2021. This is a decrease of $5,691,150 with a decrease in constant currency of $5,104,252. The gross profit percentage for the six months ended December 31, 2022 also decreased to 29.5% from 45.3% for the six months ended December 31, 2021. The cost of sales was $17,702,017 for the six months ended December 31, 2022 compared to $15,808,113 for the six months ended December 31, 2021 for an increase of $1,893,904 and on a constant currency basis an increase of $6,331,372. As a percentage of sales, cost of sales increased from 54.7% for the six months ended December 31, 2021 to 70.5% for the six months ended December 31, 2022.

Salaries and consultant fees increased by $1,704,579 from $11,324,327 for the six months ended December 31, 2021 to $13,028,906 for the six months ended December 31, 2022 and on a constant currency basis increased by $4,910,006. The increase is due to annual salary raises and new hirings. As a percentage of sales, salaries and consultant expense increased from 39.2% for the six months ended December 31, 2021 to 51.9% for the six months ended December 31, 2022.

Travel expense was $1,027,643 for the six months ended December 31, 2022 compared to $496,968 for the six months ended December 31, 2021 for an increase of $530,675 with an increase in constant currency of $787,416. The increase in travel expense is due to the increase in travel as countries begin lifting travel restrictions.

Depreciation and amortization expense decreased to $1,347,327 compared to $1,494,603 for the six months ended December 31, 2021 or a decrease of $147,276 and on a constant currency basis an increase of $278,982.

Other costs decreased to $2,298,141 for the six months ended December 31, 2022 compared to $2,492,215 for the six months ended December 31, 2021 or a decrease of $194,074 and on a constant currency basis an increase of $354,968. The increase on a constant currency basis is mainly due to increases in computer costs.

Operating Expenses

Operating expenses were $12,337,165 for the six months ended December 31, 2022 compared to $12,071,352, for the six months ended December 31, 2021 for an increase of 2.2% or $265,813 and on a constant currency basis an increase of 9.3% or $2,525,894. As a percentage of sales, it increased from 41.8% to 49.2%. The increase in operating expenses was primarily due to increases in selling expenses and research and development costs offset by a decrease in general and administrative expenses.

Selling expenses were $3,769,639 for the six months ended December 31, 2022 compared to $3,427,155, for the six months ended December 31, 2021 for an increase of $342,484 and on a constant currency basis an increase of $1,044,521.

General and administrative expenses were $7,235,819 for the six months ended December 31, 2022 compared to $7,706,442 at December 31, 2021 or a decrease of $470,623 or 6.1% and on a constant currency basis an increase of $719,580 or 6.1%. During the six months ended December 31, 2022, salaries decreased by approximately $311,994 and increased $416,313 on a constant currency basis, and other general and administrative expenses decreased approximately $158,629 and increased $303,267 on a constant currency basis.

Research and development cost was $942,531 for the six months ended December 31, 2022 compared to $510,620, for the six months ended December 31, 2021 for an increase of $431,911 and on a constant currency basis an increase of $704,845.

Income/Loss from Operations

Loss from operations was $4,942,705 for the six months ended December 31, 2022 compared to income from operations of $1,014,258 for the six months ended December 31, 2021. This represents an increase in the loss of $5,956,963 with an increase in the loss of $7,630,146 on a constant currency basis for the six months ended December 31, 2022 compared with the six months ended December 31, 2021. As a percentage of sales, loss from operations was 19.7% for the six months ended December 31, 2022 compared to income from operations of 3.5% for the six months ended December 31, 2021.

Other Income and Expense

Other income was $2,516,175 for the six months ended December 31, 2022 compared to $2,343,918 for the six months ended December 31, 2021. This represents an increase of $172,257 with an increase of $968,923 on a constant currency basis. The increase is due to a decrease in the loss of sale of assets of $219,069 and on a constant currency basis $228,787, a decrease in the loss on equity investments of $245,916 and on a constant currency basis $246,374, offset by a decrease in the gain on foreign currency exchange transactions of $212,236 and on a constant currency basis an increase in gain of $428,568.

Non-controlling Interest

For the six months ended December 31, 2022, the net loss attributable to non-controlling interest was $126,279, compared to net income of $1,394,289 for the six months ended December 31, 2021. The decrease in non-controlling interest is primarily due to the decrease in net income of NetSol PK.

Net loss attributable to NetSol

The net loss was $2,713,655 for the six months ended December 31, 2022 compared to net income of $1,594,754 for the six months ended December 31, 2021. This is a decrease of $4,308,409 with a decrease of $5,233,005 on a constant currency basis, compared to the prior year. For the six months ended December 31, 2022, net loss per share was $0.24 for basic and diluted shares compared to net income per share of $0.14 for basic and diluted shares for the six months ended December 31, 2021.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and six months ended December 31, 2022 and 2021 are as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2022	2021	2022	2021

Net Income (loss) attributable to NetSol	$(2,092,926)	$1,406,785	$(2,713,655)	$1,594,754
Non-controlling interest	(309,037)	1,031,763	(126,279)	1,394,289
Income taxes	220,056	201,506	413,404	369,133
Depreciation and amortization	891,500	941,732	1,736,503	1,921,738
Interest expense	202,363	90,808	323,973	191,821
Interest (income)	(309,906)	(316,253)	(741,763)	(759,386)
EBITDA	$(1,397,950)	$3,356,341	$(1,107,817)	$4,712,349
Add back:
Non-cash stock-based compensation	64,333	25,289	146,167	28,292
Adjusted EBITDA, gross	$(1,333,617)	$3,381,630	$(961,650)	$4,740,641
Less non-controlling interest (a)	7,363	(1,293,037)	(392,172)	(1,881,916)
Adjusted EBITDA, net	$(1,326,254)	$2,088,593	$(1,353,822)	$2,858,725

Weighted Average number of shares outstanding
Basic	11,270,199	11,244,539	11,263,869	11,249,372
Diluted	11,270,199	11,244,539	11,263,869	11,249,372

Basic adjusted EBITDA	$(0.12)	$0.19	$(0.12)	$0.25
Diluted adjusted EBITDA	$(0.12)	$0.19	$(0.12)	$0.25

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$(309,037)	$1,031,763	$(126,279)	$1,394,289
Income Taxes	68,406	61,761	128,316	114,427
Depreciation and amortization	255,584	273,822	493,917	561,453
Interest expense	62,736	26,682	100,132	56,082
Interest (income)	(93,012)	(101,385)	(225,501)	(244,729)
EBITDA	$(15,323)	$1,292,643	$370,585	$1,881,522
Add back:
Non-cash stock-based compensation	7,960	394	21,587	394
Adjusted EBITDA of non-controlling interest	$(7,363)	$1,293,037	$392,172	$1,881,916

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $20,946,722 at December 31, 2022, compared to $23,963,797 at June 30, 2022.

Net cash provided by operating activities was $1,689,543 for the six months ended December 31, 2022 compared to net cash used in operating activities of $3,036,634 for the six months ended December 31, 2021. At December 31, 2022, we had current assets of $43,076,510 and current liabilities of $19,358,221. We had accounts receivable of $4,595,675 at December 31, 2022 compared to $8,669,202 at June 30, 2022. We had revenues in excess of billings of $15,389,951 at December 31, 2022 compared to $15,425,377 at June 30, 2022 of which $604,358 and $853,601 is shown as long term as of December 31, 2022 and June 30, 2022, respectively. The long-term portion was discounted by $9,376 and $28,339 at December 31, 2022 and June 30, 2022, respectively, using the discounted cash flow method with interest rates ranging from 4.65% to 6.25%. During the six months ended December 31, 2022, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $4,108,953 from $24,094,579 at June 30, 2022 to $19,985,626 at December 31, 2022. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,423,248 and $7,386,750, respectively at December 31, 2022. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,813,541 and $8,567,145, respectively at June 30, 2022.

The average days sales outstanding for the six months ended December 31, 2022 and 2021 were 162 and 137 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $1,182,042 for the six months ended December 31, 2022, compared to $572,180 for the six months ended December 31, 2021. We had purchases of property and equipment of $1,252,325 compared to $773,953 for the six months ended December 31, 2021.

Net cash used in financing activities was $537,180 for the six months ended December 31, 2022, compared to $626,955 for the six months ended December 31, 2021. For the six months ended December 31, 2021, we purchased 22,510 shares of our own stock for $100,106. The six months ended December 31, 2021 included the cash inflow of $188,272 from bank proceeds. During the six months ended December 31, 2022, we had net payments for bank loans and finance leases of $537,180 compared to $715,121 for the six months ended December 31, 2021. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of December 31, 2022, we had approximately $20.9 million of cash, cash equivalents and marketable securities of which approximately $18.6 million is held by our foreign subsidiaries. As of June 30, 2022, we had approximately $24.0 million of cash, cash equivalents and marketable securities of which approximately $22.8 million was held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($361,446) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($2,208,285) and a running finance facility of Rupees 53 million ($236,728). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($3,974,914). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($1,678,297) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2022, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

NA

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)
101.	INS Inline XBRL Instance Document
101.	SCH Inline XBRL Taxonomy Extension Schema Document
101.	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.	DFE Inline XBRL Taxonomy Extension definition Linkbase Document
101.	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETSOL TECHNOLOGIES, INC.

Date:	February 14, 2023	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	February 14, 2023	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 50