Form 10-Q
period 2023-03-31
NETSOL TECHNOLOGIES INC
filed 2023-05-11
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

☐ For the transition period from __________ to __________

Commission file number: 0-22773

NETSOL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

nevada	95-4627685
(State or other Jurisdiction of	(I.R.S. Employer NO.)
Incorporation or Organization)

16000 Ventura Blvd., Suite 770, Encino, CA 91436
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

The issuer had 12,238,042 shares issued and 11,299,011 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of May 05, 2023.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,259,497	$23,963,797
Accounts receivable, net of allowance of $232,004 and $166,231	9,223,484	8,669,202
Revenues in excess of billings, net of allowance of $43,334 and $136,976	13,741,884	14,571,776
Other current assets	2,599,532	2,223,361
Total current assets	40,824,397	49,428,136
Revenues in excess of billings, net - long term	-	853,601
Property and equipment, net	6,871,036	9,382,624
Right of use of assets - operating leases	1,102,729	969,163
Long term investment	1,066,878	1,059,368
Other assets	425	25,546
Intangible assets, net	381,878	1,587,670
Goodwill	9,302,524	9,302,524
Total assets	$59,549,867	$72,608,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,098,206	$6,813,541
Current portion of loans and obligations under finance leases	5,969,044	8,567,145
Current portion of operating lease obligations	421,223	548,678
Unearned revenue	4,167,655	4,901,562
Total current liabilities	17,656,128	20,830,926
Loans and obligations under finance leases; less current maturities	215,243	476,223
Operating lease obligations; less current maturities	651,443	447,260
Total liabilities	18,522,814	21,754,409
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,238,042 shares issued and 11,299,011 outstanding as of March 31, 2023 12,196,570 shares issued and 11,257,539 outstanding as of June 30, 2022	122,382	121,966
Additional paid-in-capital	128,536,955	128,218,247
Treasury stock (at cost, 939,031 shares as of March 31, 2023 and June 30, 2022)	(3,920,856)	(3,920,856)
Accumulated deficit	(39,821,470)	(39,652,438)
Other comprehensive loss	(47,192,994)	(39,363,085)
Total NetSol stockholders’ equity	37,724,017	45,403,834
Non-controlling interest	3,303,036	5,450,389
Total stockholders’ equity	41,027,053	50,854,223
Total liabilities and stockholders’ equity	$59,549,867	$72,608,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2023	2022	2023	2022
Net Revenues:
License fees	$1,982,985	$1,620,827	$2,248,829	$3,586,874
Subscription and support	6,656,082	6,554,540	19,175,585	22,159,798
Services	4,867,322	6,634,459	17,178,452	17,956,877
Total net revenues	13,506,389	14,809,826	38,602,866	43,703,549

Cost of revenues:
Salaries and consultants	6,453,814	6,756,898	19,482,720	18,081,225
Travel	724,431	256,730	1,752,074	753,698
Depreciation and amortization	602,829	741,587	1,950,156	2,236,190
Other	1,020,286	1,220,041	3,318,427	3,712,256
Total cost of revenues	8,801,360	8,975,256	26,503,377	24,783,369

Gross profit	4,705,029	5,834,570	12,099,489	18,920,180

Operating expenses:
Selling and marketing	1,643,853	2,074,873	5,413,492	5,502,028
Depreciation and amortization	180,137	206,346	569,313	633,481
General and administrative	3,509,212	3,841,655	10,745,031	11,548,097
Research and development cost	302,262	251,001	1,244,793	761,621
Total operating expenses	5,635,464	6,373,875	17,972,629	18,445,227

Income (loss) from operations	(930,435)	(539,305)	(5,873,140)	474,953

Other income and (expenses)
Gain (loss) on sale of assets	(84,838)	8,770	(56,494)	(181,955)
Interest expense	(188,137)	(85,916)	(512,110)	(277,737)
Interest income	263,794	364,161	1,005,557	1,123,547
Gain on foreign currency exchange transactions	5,385,591	499,516	7,358,519	2,684,680
Share of net loss from equity investment	2,377	(76,798)	7,510	(317,581)
Other income (expense)	21,897	(30,296)	113,877	(7,599)
Total other income (expenses)	5,400,684	679,437	7,916,859	3,023,355

Net income before income taxes	4,470,249	140,132	2,043,719	3,498,308
Income tax provision	(227,718)	(157,604)	(641,122)	(526,737)
Net income (loss)	4,242,531	(17,472)	1,402,597	2,971,571
Non-controlling interest	(1,697,908)	(260,998)	(1,571,629)	(1,655,287)
Net income (loss) attributable to NetSol	$2,544,623	$(278,470)	$(169,032)	$1,316,284

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.23	$(0.02)	$(0.01)	$0.12
Diluted	$0.23	$(0.02)	$(0.01)	$0.12

Weighted average number of shares outstanding
Basic	11,283,954	11,249,606	11,270,466	11,249,449
Diluted	11,283,954	11,249,606	11,270,466	11,249,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2023	2022	2023	2022
Net income (loss)	$2,544,623	$(278,470)	$(169,032)	$1,316,284
Other comprehensive income (loss):
Translation adjustment	(7,628,982)	(2,269,229)	(11,428,326)	(7,020,620)
Translation adjustment attributable to non-controlling interest	2,447,328	464,452	3,598,417	2,148,695
Net translation adjustment	(5,181,654)	(1,804,777)	(7,829,909)	(4,871,925)
Comprehensive income (loss) attributable to NetSol	$(2,637,031)	$(2,083,247)	$(7,998,941)	$(3,555,641)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended March 31, 2023 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity

Balance at December 31, 2022	12,222,985	$122,231	$128,484,714	$(3,920,856)	$(42,366,093)	$(42,011,340)	$4,052,456	$44,361,112
Common stock issued for: Services	15,057	151	39,599	-	-	-	-	39,750
Fair value of subsidiary options issued	-	-	12,642	-	-	-	-	12,642
Foreign currency translation adjustment	-	-	-	-	-	(5,181,654)	(2,447,328)	(7,628,982)
Net income (loss) for the year	-	-	-	-	2,544,623	-	1,697,908	4,242,531
Balance at March 31, 2023	12,238,042	$122,382	$128,536,955	$(3,920,856)	$(39,821,470)	$(47,192,994)	$3,303,036	$41,027,053

A statement of the changes in equity for the three months ended December 31, 2022 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity

Balance at September 30, 2022	12,209,230	$122,093	$128,420,519	$(3,920,856)	$(40,273,167)	$(42,281,135)	$4,279,113	$46,346,567
Common stock issued for: Services	13,755	138	39,612	-	-	-	-	39,750
Fair value of subsidiary options issued	-	-	24,583	-	-	-	-	24,583
Foreign currency translation adjustment	-	-	-	-	-	269,795	82,380	352,175
Net income (loss) for the year	-	-	-	-	(2,092,926)	-	(309,037)	(2,401,963)
Balance at December 31, 2022	12,222,985	$122,231	$128,484,714	$(3,920,856)	$(42,366,093)	$(42,011,340)	$4,052,456	$44,361,112

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,402,597	$2,971,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,519,469	2,869,671
Provision for bad debts	7,648	6,897
Share of net (gain) loss from investment under equity method	(7,510)	317,581
(Gain) loss on sale of assets	56,494	181,955
Stock based compensation	198,559	78,225
Changes in operating assets and liabilities:
Accounts receivable	(1,855,899)	(3,404,247)
Revenues in excess of billing	240,324	(385,971)
Other current assets	(621,731)	53,173
Accounts payable and accrued expenses	1,321,289	14,918
Unearned revenue	(696,621)	2,822,178
Net cash provided by operating activities	2,564,619	5,525,951

Cash flows from investing activities:
Purchases of property and equipment	(1,575,059)	(1,680,856)
Sales of property and equipment	153,402	321,251
Net cash used in investing activities	(1,421,657)	(1,359,605)

Cash flows from financing activities:
Purchase of treasury stock	-	(100,106)
Proceeds from bank loans	270,292	312,467
Payments on finance lease obligations and loans - net	(787,641)	(1,045,464)
Net cash used in financing activities	(517,349)	(833,103)
Effect of exchange rate changes	(9,329,913)	(6,465,085)
Net decrease in cash and cash equivalents	(8,704,300)	(3,131,842)
Cash and cash equivalents at beginning of the period	23,963,797	33,705,154
Cash and cash equivalents at end of period	$15,259,497	$30,573,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$378,720	$332,239
Taxes	$706,658	$694,161

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to vendor for services received	$-	$19,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

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

NETSOL Ascent Middle East Computer Equipment Trading LLC (“Namecet”)

NetSol Technologies Thailand Limited (“NetSol Thai”)

Otoz, Inc. (“Otoz”)

Otoz (Thailand) Limited (“Otoz Thai”)

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance except balances maintained in China are insured for RMB 500,000 ($72,780) in each bank and in the UK for GBP 85,000 ($104,938) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of March 31, 2023, and June 30, 2022, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $13,089,660 and $22,758,963, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

The Company did not have any financial assets that were measured at fair value on a recurring basis at March 31, 2023.

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2022, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$853,601	$853,601
Total	$-	$-	$853,601	$853,601

The reconciliation from June 30, 2022 to March 31, 2023 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2022	$881,940	$(28,339)	$853,601
Amortization during the period	-	28,029	28,029
Transfers to short term	(890,794)	-	(890,794)
Effect of Translation Adjustment	8,854	310	9,164
Balance at March 31, 2023	$-	$-	$-

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

March 31, 2023

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

March 31, 2023

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

March 31, 2023

(Unaudited)

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by category — core and non-core, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by category is as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2023	2022	2023	2022
Core:
License	$1,982,985	$1,620,827	$2,248,829	$3,586,874
Subscription and support	6,656,082	6,554,540	19,175,585	22,159,798
Services	3,869,444	5,416,635	14,109,271	14,140,429
Total core revenue, net	12,508,511	13,592,002	35,533,685	39,887,101

Non-Core:
Services	997,878	1,217,824	3,069,181	3,816,448
Total non-core revenue, net	997,878	1,217,824	3,069,181	3,816,448

Total net revenue	$13,506,389	$14,809,826	$38,602,866	$43,703,549

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

March 31, 2023

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	March 31, 2023	June 30, 2022

Revenues in excess of billings	$13,741,884	$15,425,377

Unearned revenue	$4,167,655	$4,901,562

During the three and nine months ended March 31, 2023, the Company recognized revenue of $484,239 and $3,268,811 that was included in the unearned revenue balance at the beginning of the period. All other activity in unearned revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $33.6MM as of March 31, 2023, of which the Company estimates to recognize approximately $15.2MM in revenue over the next 12 months and the remainder over an estimated 3 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the three and nine months ended March 31, 2023 and 2022, there were no outstanding dilutive instruments.

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The accounts of NTE, AEL, VLSH and VLS use the British Pound; VLSIL uses the Euro; NetSol PK, Connect, and NetSol Innovation use the Pakistan Rupee; NTPK Thailand, NetSol Thai and Otoz Thai use the Thai Baht; Australia uses the Australian dollar; Namecet uses AED; and NetSol Beijing and Tianjin use the Chinese Yuan as the functional currencies. NetSol Technologies, Inc., and its subsidiaries, NTA and Otoz, use the U.S. dollar as the functional currency. Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $47,192,994 and $39,363,085 as of March 31, 2023 and June 30, 2022, respectively. During the three and nine months ended March 31, 2023, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $(5,181,654) and $(7,829,909), respectively. During the three and nine months ended March 31, 2022, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $(1,804,777) and $(4,871,925), respectively.

NOTE 6 – MAJOR CUSTOMERS

During the nine months ended March 31, 2023, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $10,824,636, and $3,208,649, respectively representing 28.0% and 8.3%, respectively of revenues. During the nine months ended March 31, 2022, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $15,692,171 and $3,203,536, respectively representing 35.9% and 7.3%, respectively of revenues. The revenue from these customers is shown in the Asia – Pacific segment.

Accounts receivable from DFS and BMW at March 31, 2023, were $2,284,979 and $1,104,698, respectively. Accounts receivable at June 30, 2022, were $2,005,463 and $2,498,645, respectively. Revenues in excess of billings at March 31, 2023 were $2,016,970 and $2,002,579 for DFS and BMW, respectively. Revenues in excess of billings at June 30, 2022, were $365,863 and $2,199,381 for DFS and BMW, respectively.

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	March 31, 2023	June 30, 2022

Prepaid Expenses	$1,438,244	$1,389,370
Advance Income Tax	218,352	202,783
Employee Advances	64,454	87,627
Security Deposits	241,160	236,909
Other Receivables	188,157	21,581
Other Assets	449,165	285,091
Net Balance	$2,599,532	$2,223,361

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

NOTE 8 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	March 31, 2023	June 30, 2022

Revenues in excess of billings - long term	$-	$881,940
Present value discount	-	(28,339)
Net Balance	$-	$853,601

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the three and nine months ended March 31, 2023, the Company accreted $9,372 and $28,029, respectively. During the three and nine months ended March 31, 2022, the Company accreted $9,546 and $28,587, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 4.65% to 6.25%.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	March 31, 2023	June 30, 2022

Office Furniture and Equipment	$2,671,137	$3,021,586
Computer Equipment	9,023,276	11,388,856
Assets Under Capital Leases	47,112	305,081
Building	3,537,674	4,818,650
Land	896,086	1,237,965
Autos	1,920,072	2,503,990
Improvements	212,431	175,560
Subtotal	18,307,788	23,451,688
Accumulated Depreciation	(11,436,752)	(14,069,064)
Property and Equipment, Net	$6,871,036	$9,382,624

For the three and nine months ended March 31, 2023, depreciation expense totaled $507,314 and $1,598,325, respectively. Of these amounts, $327,177 and $1,029,012, respectively, are reflected in cost of revenues. For the three and nine months ended March 31, 2022, depreciation expense was $540,822 and $1,608,007, respectively. Of these amounts, $334,476 and $974,526, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of March 31, 2023 and June 30, 2022:

	As of	As of
	March 31, 2023	June 30, 2022
Vehicles	$47,112	$305,081
Total	47,112	305,081
Less: Accumulated Depreciation - Net	(15,218)	(145,658)
	$31,894	$159,423

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

Finance lease term and discount rate were as follows:

	As of	As of
	March 31, 2023	June 30, 2022

Weighted average remaining lease term - Finance leases	1.42 Years	2.39 Years

Weighted average discount rate - Finance leases	16.4%	12.5%

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2023	June 30, 2022
Assets
Operating lease assets, net	$1,102,729	$969,163

Liabilities
Current
Operating	$421,223	$548,678
Non-current
Operating	651,443	447,260
Total Lease Liabilities	$1,072,666	$995,938

The components of lease cost were as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2023	2022	2023	2022

Amortization of finance lease assets	$7,706	$16,273	$13,701	$59,201
Interest on finance lease obligation	1,043	5,632	4,402	13,780
Operating lease cost	115,392	137,270	346,993	518,048
Short term lease cost	39,356	128,008	143,978	166,789
Sub lease income	(8,099)	(8,907)	(23,697)	(27,012)
Total lease cost	$155,398	$278,276	$485,377	$730,806

Lease term and discount rate were as follows:

	As of	As of
	March 31, 2023	June 30, 2022

Weighted average remaining lease term - Operating leases	3.39 Years	3.34 Years

Weighted average discount rate - Operating leases	3.3%	4.2%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Nine Months
	Ended March 31
	2023	2022

Operating cash flows related to operating leases	$358,778	$504,447

Operating cash flows related to finance leases	$4,472	$3,553

Financing cash flows related finance leases	$24,362	$55,399

Maturities of operating lease liabilities were as follows as of March 31, 2023:

Amount
Within year 1	$450,939
Within year 2	367,359
Within year 3	213,770
Within year 4	92,657
Within year 5	465
Thereafter	582
Total Lease Payments	1,125,772
Less: Imputed interest	(53,106)
Present Value of lease liabilities	1,072,666
Less: Current portion	(421,223)
Non-Current portion	$651,443

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and are currently on a month-by-month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three and nine months ended March 31, 2023, the Company received lease income of $8,099 and $23,697, respectively. For the three and nine months ended March 31, 2022, the Company received lease income of $8,907 and $27,012, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

NOTE 11 – LONG TERM INVESTMENT

Drivemate – Related Party

The Company and Drivemate Co., Ltd. (“Drivemate”) entered into a subscription agreement on April 25, 2019, (“Drivemate Agreement”) whereby the Company purchased an equity interest of 30% in Drivemate. Per the Drivemate Agreement, the Company purchased 5,469 preferred shares for $1,800,000 consisting of $500,000 cash to be paid over a two-year period and $1,300,000 to be provided in services. The Company has paid the $500,000 in cash and has provided services of $1,300,000. Pursuant to the agreement, the number of shares to be issued is adjusted as necessary to result in an equity ownership equal to 30% of the issued and outstanding shares at the final payment date. As of March 31, 2023, the Company has been issued 8,178 shares equal to 30% of Drivemate. Per the Drivemate Agreement, the Company appointed two directors to the Drivemate board. The Company determined that it met the significant influence criteria since two of the four directors are appointed by the Company and the Company owns 30% of Drivemate; therefore, the Company accounts for the investment using the equity method of accounting.

Under the equity method of accounting, the Company recorded its share of net income of $2,377 and $7,510 for the three and nine months ended March 31, 2023, respectively and the Company recorded its share of net income of $4,712 and net loss of $54,193 for the three and nine months ended March 31, 2022, respectively.

The following table reflects the above investments at March 31, 2023 and June 30, 2022.

	As of	As of
	March 31, 2023	June 30, 2022
Gross investment	$1,800,000	$1,800,000
Cumulative net loss on investment	(733,122)	(740,632)
Net investment	$1,066,878	$1,059,368

NOTE 12 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	March 31, 2023	June 30, 2022

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(24,664,606)	(19,914,206)
Accumulated Amortization	(22,198,513)	(25,743,121)
Net Balance	$381,878	$1,587,670

Product Licenses

Product licenses include internally developed original license issues, renewals, enhancements, copyrights, trademarks, and trade names. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $381,878 will be amortized over one year. Amortization expense for the three and nine months ended March 31, 2023, was $275,652 and $921,144, respectively. Amortization expense for the three and nine months ended March 31, 2022 was $407,111 and $1,261,664, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

NOTE 13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	March 31, 2023	June 30, 2022

Accounts Payable	$987,963	$1,175,527
Accrued Liabilities	4,102,715	3,507,415
Accrued Payroll	1,182,049	1,397,605
Accrued Payroll Taxes	150,020	153,416
Taxes Payable	325,586	328,755
Other Payable	349,873	250,823
Total	$7,098,206	$6,813,541

NOTE 14 – DEBTS

Notes payable and finance leases consisted of the following:

		As of March 31, 2023
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$179,887	$179,887	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,762,363	1,762,363	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,339,396	1,339,396	-
Loan Payable Bank - Export Refinance III	(7)	2,467,308	2,467,308	-
Sale and Leaseback Financing	(8)	358,939	149,396	209,543
Term Finance Facility	(9)	17,773	17,773	-
Insurance Financing	(10)	22,594	22,594	-
		6,148,260	5,938,717	209,543
Subsidiary Finance Leases	(11)	36,027	30,327	5,700
		$6,184,287	$5,969,044	$215,243

		As of June 30, 2022
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$89,552	$89,552	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	423,101	423,101	-
Loan Payable Bank - Export Refinance	(4)	2,434,749	2,434,749	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,850,409	1,850,409	-
Loan Payable Bank - Export Refinance III	(7)	3,408,648	3,408,648	-
Sale and Leaseback Financing	(8)	619,108	189,226	429,882
Term Finance Facility	(9)	31,204	18,339	12,865
Insurance Financing	(10)	118,026	118,026	-
		8,974,797	8,532,050	442,747
Subsidiary Finance Leases	(11)	68,571	35,095	33,476
		$9,043,368	$8,567,145	$476,223

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.0% to 7.9% and 5.0% to 7.0% as of March 31, 2023 and June 30, 2022, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

(2)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $370,370. The annual interest rate was 5.5% as of March 31, 2023. The total outstanding balance as of March 31, 2023 and June 30, 2022 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of March 31, 2023, NTE was in compliance with this covenant.

(3)	The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank Limited, approved by the Government of Pakistan to protect the employment situation during the COVID-19 pandemic. This is a term loan payable in three years. The availed facility amount was Rs. nil or $nil, at March 31, 2023. The availed facility amount is Rs. 86,887,974 or $423,101, at June 30, 2022, which is shown as current. The interest rate for the loan was 3.0% at March 31, 2023 and June 30, 2022.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 500,000,000 or $1,762,363 at March 31, 2023 and Rs. 500,000,000 or $2,434,749 at June 30, 2022. The interest rate for the loan was 17.0% and 3.0% at March 31, 2023 and June 30, 2022, respectively.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 53,000,000 or $188,925, at March 31, 2023. The balance outstanding at March 31, 2023 and June 30, 2022 was Rs. Nil. The interest rate for the loan was 24.0% and 14.0% at March 31, 2023 and June 30, 2022, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and a current ratio of 1:1. As of March 31, 2023, NetSol PK was in compliance with this covenant.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 380,000,000 or $1,339,936 and Rs. 380,000,000 or $1,850,409 at March 31, 2023 and June 30, 2022, respectively. The interest rate for the loan was 10.0% and 3.0% at March 31, 2023 and June 30, 2022, respectively.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of March 31, 2023, NetSol PK was in compliance with these covenants.

(7)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 900,000,000 or $3,172,253 and Rs. 900,000,000 or $4,382,548, at March 31, 2023 and June 30, 2022, respectively. NetSol PK used Rs. 700,000,000 or $2,467,308 and Rs. 700,000,000 or $3,408,648, at March 31, 2023 and June 30, 2022, respectively. The interest rate for the loan was 10.0% and 3.0% at March 31, 2023 and June 30, 2022, respectively.

(8)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of March 31, 2023, NetSol PK used Rs. 101,834,660 or $358,939 of which $209,543 was shown as long term and $149,396 as current. As of June 30, 2022, NetSol PK used Rs. 127,140,038 or $619,108 of which $429,882 was shown as long term and $189,226 as current. The interest rate for the loan was 9.0% to 16.0% at March 31, 2023, and June 30, 2022.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

(9)	In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement. The loan amount was £69,549, or $85,863, for a period of 5 years with monthly payments of £1,349, or $1,665. As of March 31, 2023, the subsidiary has used this facility up to $17,773, which was shown as current. As of June 30, 2022, the subsidiary has used this facility up to $31,204, of which $12,865 was shown as long-term and $18,339 as current. The interest rate was 6.14% at March 31, 2023 and June 30, 2022.

(10)	The Company’s subsidiary, VLS, finances Directors’ and Officers’ (“D&O”) liability insurance, and the $22,594 and $118,026 was recorded in current maturities, at March 31, 2023 and June 30, 2022, respectively. The interest rate on this financing ranged from 9.7% to 12.7% as of March 31, 2023 and June 30, 2022.

(11)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2025. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three and nine months ended March 31, 2023 and 2022.

Following are the aggregate minimum future lease payments under finance leases as of March 31, 2023:

Amount
Minimum Lease Payments
Within year 1	$33,135
Within year 2	6,052
Total Minimum Lease Payments	39,187
Interest Expense relating to future periods	(3,160)
Present Value of minimum lease payments	36,027
Less: Current portion	(30,327)
Non-Current portion	$5,700

Following are the aggregate future long term debt payments as of March 31, 2023

Amount
Loan Payments
Within year 1	$167,169
Within year 2	156,040
Within year 3	53,503
Total Loan Payments	376,712
Less: Current portion	(167,169)
Non-Current portion	$209,543

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

NOTE 15 - STOCKHOLDERS’ EQUITY

During the three and nine months ended March 31, 2023, the Company issued 15,057 and 41,472 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $39,750 and $119,250, respectively.

NOTE 16 – CONTINGENCIES

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

NOTE 17 – OPERATING SEGMENTS

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

The following table presents a summary of identifiable assets as of March 31, 2023 and June 30, 2022:

	As of	As of
	March 31, 2023	June 30, 2022
Identifiable assets:
Corporate headquarters	$1,633,771	$844,178
North America	6,332,955	6,442,219
Europe	8,351,282	8,727,530
Asia - Pacific	43,231,859	56,594,705
Consolidated	$59,549,867	$72,608,632

The following table presents a summary of investment under equity method as of March 31, 2023 and June 30, 2022:

	As of	As of
	March 31, 2023	June 30, 2022
Investment in associates under equity method:
Asia - Pacific	$1,066,878	$1,059,368
Consolidated	$1,066,878	$1,059,368

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

The following table presents a summary of operating information for the three and nine months ended March 31:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2023	2022	2023	2022
Revenues from unaffiliated customers:
North America	$1,365,556	$1,113,820	$4,088,696	$3,104,433
Europe	2,550,372	2,088,918	7,643,408	7,483,911
Asia - Pacific	9,590,461	11,607,088	26,870,762	33,115,205
	13,506,389	14,809,826	38,602,866	43,703,549
Revenue from affiliated customers
Asia - Pacific	-	-	-	-
	-	-	-	-
Consolidated	$13,506,389	$14,809,826	$38,602,866	$43,703,549

Intercompany revenue
Europe	$103,249	$105,668	$292,210	$349,345
Asia - Pacific	2,985,506	3,104,913	7,260,557	6,439,377
Eliminated	$3,088,755	$3,210,581	$7,552,767	$6,788,722

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$289,652	$(394,375)	$919,914	$(127,742)
North America	(3,702)	(86,722)	82,677	(213,730)
Europe	(103,219)	(575,533)	(586,607)	(973,972)
Asia - Pacific	4,059,800	1,039,158	986,613	4,287,015
Consolidated	$4,242,531	$(17,472)	$1,402,597	$2,971,571

Depreciation and amortization:
North America	$657	$451	$1,866	$1,544
Europe	65,584	88,987	207,186	288,481
Asia - Pacific	716,725	858,495	2,310,417	2,579,646
Consolidated	$782,966	$947,933	$2,519,469	$2,869,671

Interest expense:
Corporate headquarters	$7,834	$8,105	$16,226	$28,111
North America	-	-	-	-
Europe	1,806	1,766	8,146	8,050
Asia - Pacific	178,497	76,045	487,738	241,576
Consolidated	$188,137	$85,916	$512,110	$277,737

Income tax expense:
Corporate headquarters	$-	$-	$-	$(43,354)
North America	1,600	400	1,600	46,154
Europe	2,822	-	2,822	9,524
Asia - Pacific	223,296	157,204	636,700	514,413
Consolidated	$227,718	$157,604	$641,122	$526,737

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

The following table presents a summary of capital expenditures for the nine months ended March 31:

	For the Nine Months
	Ended March 31,
	2023	2022
Capital expenditures:
North America	$4,880	$-
Europe	31,519	134,450
Asia - Pacific	1,538,660	1,546,406
Consolidated	$1,575,059	$1,680,856

NOTE 18 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at March 31, 2023

NetSol PK	32.38%	$3,630,559
NetSol-Innovation	32.38%	(123,724)
NAMECET	32.38%	(3,608)
NetSol Thai	0.006%	(197)
OTOZ Thai	10.95%	(43,064)
OTOZ	10.94%	(156,930)
Total		$3,303,036

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2022

NetSol PK	32.38%	$5,479,905
NetSol-Innovation	32.38%	49,146
NetSol Thai	0.006%	(196)
OTOZ Thai	5.60%	(30,768)
OTOZ	5.59%	(47,698)
Total		$5,450,389

The Company’s subsidiary, Otoz, issued 191,011 shares to an employee per the employment agreement resulting in an increase of non-controlling interest from 5.59% to 10.94%. The effective shareholding of the non-controlling interest for Otoz Thai increased to 10.95%.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

The following schedule discloses the effect to the Company’s equity due to the changes in the Company’s ownership interest in Otoz and Otoz Thai.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2023	2022	2023	2022

Net income (loss) attributable to NetSol	$2,544,623	$(278,470)	$(169,032)	$1,316,284
Transfer (to) from non-controlling interest
Increase in paid-in capital for issuance of 191,011 shares of OTOZ Inc common stock	-	-	120,565	-
Net transfer (to) from non-controlling interest	-	-	120,565	-
Change from net income (loss) attributable to NetSol and transfer (to) from non-controlling interest	$2,544,623	$(278,470)	$(48,467)	$1,316,284

NOTE 19– INCOME TAXES

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

During the three and nine months ended March 31, 2023, the Company recorded an income tax provision of $227,718 and $641,122, respectively. During the three and nine months ended March 31, 2022, the Company recorded an income tax provision of $157,604 and $526,737, respectively. The tax is derived from non-core business activities generated from NetSol PK.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended March 31, 2023. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2022, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Founded in 1997, NetSol is headquartered in Los Angeles County, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

●	North America	Los Angeles and Austin, Texas Area
●	Europe	London Metropolitan area and Horsham in the UK
●	Asia Pacific	Lahore, Karachi, Bangkok, Beijing, Shanghai, Jakarta and Sydney

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

Other Products

The Company continues to support its North America and European legacy systems including LeasePak and LeaseSoft.

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended March 31, 2023:

●	We signed a new agreement with Kubota Australia Pty Ltd (“Kubota”) to implement our NFS Ascent® product. The contract relates to its operations in Australia and is expected to generate revenues of $5 million over 5 years.

●	We went live with the Company’s API-first cloud-based calculation engine, Flex™, for Haydock Finance, a business finance provider in the United Kingdom.

●	We continued our successful implementations with DFS by going live in Japan with our NFS Ascent® CMS system.

●	Otoz went live with its 38th dealer and has dealers in 16 states.

●	We effectively generated approximately $1.0 million by successfully implementing change requests from various customers across multiple regions.

●	We achieved the status of API Gateway Delivery Partner with Amazon Web Services (AWS). With this extended APN partnership, we will have access to AWS API Gateway, a fully managed service that makes it easy for developers to create, publish, maintain, monitor, and secure APIs (application programming interfaces) at any scale. This partnership is expected to help the business generate new sales for this growth vertical.

Management has identified the following material trends affecting NetSol.

Positive trends:

●	According to S&P Global Mobility, new vehicles sales globally are expected to reach 84 million units in 2023 for a 5.6% increase. U.S. sales volumes are expected to reach approximately 15 million units, an estimated increase of 8% from the projected 2022 levels.

●	Reduction of the U.S. inflation rate over the last few months to approximately 5% annually.

●	The elimination of travel related COVID-19 testing increases opportunities to meet face to face with current and potential customers.

●	NFS Ascent® SaaS offerings and major on-premise license offerings are gaining traction in both mid and large size auto captives in the North American and European markets.

●	The auto and banking sectors continue momentum towards increased mobility and digital solutions according to Forbes and Insider Intelligence 2022.

●	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $65 billion investment, from the originally planned $46 billion, in Pakistan energy and infrastructure sectors. Last June, China authorized a new $2.3 billion loan at a discounted rate to Pakistan as a short-term loan.

●	China’s auto sector remains steady with government year-end incentives and customers requesting additional services reflecting the resilience of our offerings.

●	There has been a positive trend in business development activities in the US and China as both countries are interested in a stable and bilateral relationship.

Negative trends:

●	General economic conditions in our geographic markets; geopolitical tensions, including trade wars, tariffs and/or sanctions in geographic areas; Global pandemics, including COVID-19; and, global conflicts or disasters that impact the global economy or one or more sectors of the global economy.

●	A global recession fear impacts the future expansions and budgets in every country and every sector.

●	Continued interest rate increases by the U.S. Federal Reserve Board in 2023 restricting buying power for consumers.

●	The negative currency impact on our financial statements due to the devaluation of the Pakistan Rupee and the British Pound Sterling in comparison to the US Dollar.

●	Political, monetary and economic challenges and higher inflation rate than other regional countries impacting Pakistan exports.

●	Inflation and higher interest rates globally have greatly increased the cost of doing business, including salaries and benefits worldwide, affecting profitability.

●	War and hostility between Russia and Ukraine continue to foster global uncertainty.

●	The decline by over 20% in 2022 of the U.S. markets including the NASDAQ index and the Russell 2000 index limiting access to capital markets.

●	Working from the office might not return to pre-pandemic levels which may affect employee collaboration potentially lessening efficiency.

●	The Pakistan political and economic environment will likely remain unsteady until new elections are called.

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2023 Compared to the Quarter Ended March 31, 2022

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022 as a percentage of revenues.

	For the Three Months
	Ended March 31,
	2023	%	2022	%
Net Revenues:
License fees	$1,982,985	14.7%	$1,620,827	10.9%
Subscription and support	6,656,082	49.3%	6,554,540	44.3%
Services	4,867,322	36.0%	6,634,459	44.8%
Total net revenues	13,506,389	100.0%	14,809,826	100.0%

Cost of revenues:
Salaries and consultants	6,453,814	47.8%	6,756,898	45.6%
Travel	724,431	5.4%	256,730	1.7%
Depreciation and amortization	602,829	4.5%	741,587	5.0%
Other	1,020,286	7.6%	1,220,041	8.2%
Total cost of revenues	8,801,360	65.2%	8,975,256	60.6%

Gross profit	4,705,029	34.8%	5,834,570	39.4%
Operating expenses:
Selling and marketing	1,643,853	12.2%	2,074,873	14.0%
Depreciation and amortization	180,137	1.3%	206,346	1.4%
General and administrative	3,509,212	26.0%	3,841,655	25.9%
Research and development cost	302,262	2.2%	251,001	1.7%
Total operating expenses	5,635,464	41.7%	6,373,875	43.0%

Income (loss) from operations	(930,435)	-6.9%	(539,305)	-3.6%
Other income and (expenses)
Gain (loss) on sale of assets	(84,838)	-0.6%	8,770	0.1%
Interest expense	(188,137)	-1.4%	(85,916)	-0.6%
Interest income	263,794	2.0%	364,161	2.5%
Gain (loss) on foreign currency exchange transactions	5,385,591	39.9%	499,516	3.4%
Share of net loss from equity investment	2,377	0.0%	(76,798)	-0.5%
Other income (expense)	21,897	0.2%	(30,296)	-0.2%
Total other income (expenses)	5,400,684	40.0%	679,437	4.6%

Net income before income taxes	4,470,249	33.1%	140,132	0.9%
Income tax provision	(227,718)	-1.7%	(157,604)	-1.1%
Net income (loss)	4,242,531	31.4%	(17,472)	-0.1%
Non-controlling interest	(1,697,908)	-12.6%	(260,998)	-1.8%
Net income (loss) attributable to NetSol	$2,544,623	18.8%	$(278,470)	-1.9%

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.23		$(0.02)
Diluted	$0.23		$(0.02)

Weighted average number of shares outstanding
Basic	11,283,954		11,249,606
Diluted	11,283,954		11,249,606

A significant portion of our business is conducted in currencies other than the U.S. dollar. We operate in several geographical regions as described in Note 17 “Operating Segments” within the Notes to the Condensed Consolidated Financial Statements. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current period results to the prior period foreign currency exchange rates. In the table below, we present the change based on actual results in reported currency and in constant currency.

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due to	(Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2023	%	2022	%	Currency	Fluctuation	Reported

Net Revenues:	$13,506,389	100.0%	$14,809,826	100.0%	$(707,932)	$(595,505)	$(1,303,437)

Cost of revenues:	8,801,360	65.2%	8,975,256	60.6%	(2,716,350)	2,890,246	173,896

Gross profit	4,705,029	34.8%	5,834,570	39.4%	(3,424,282)	2,294,741	(1,129,541)

Operating expenses:	5,635,464	41.7%	6,373,875	43.0%	(490,388)	1,228,799	738,411

Income (loss) from operations	$(930,435)	-6.9%	$(539,305)	-3.6%	$(3,914,670)	$3,523,540	$(391,130)

Net revenues for the three months ended March 31, 2023 and 2022 are broken out among the segments as follows:

	2023		2022
	Revenue	%	Revenue	%

North America	$1,365,556	10.1%	$1,113,820	7.5%
Europe	2,550,372	18.9%	2,088,918	14.1%
Asia-Pacific	9,590,461	71.0%	11,607,088	78.4%
Total	$13,506,389	100.0%	$14,809,826	100.0%

Revenues

License fees

License fees for the three months ended March 31, 2023 were $1,982,985 compared to $1,620,827 for the three months ended March 31, 2022 reflecting an increase of $362,158 with an increase in constant currency of $479,420. During the three months ended March 31, 2023, we recognized approximately $1,918,000 related to a new NFS Ascent® agreement with Kubota in Australia. During the three months ended March 31, 2022, we recognized approximately $1,117,000 related to a new agreement with DTFS for the sale of both our legacy and Ascent product® for their new business segment in the South African market and $465,000 from the DFS contract.

Subscription and support

Subscription and support fees for the three months ended March 31, 2023 were $6,656,082 compared to $6,554,540 for the three months ended March 31, 2022 reflecting an increase of $101,542 with an increase in constant currency of $264,776. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended March 31, 2023 was $4,867,322 compared to $6,634,459 for the three months ended March 31, 2022 reflecting a decrease of $1,767,137 with a decrease in constant currency of $1,452,128. The decrease is primarily due to the decrease in services provided for ongoing implementations and additional change requests.

Gross Profit

The gross profit was $4,705,029, for the three months ended March 31, 2023 compared with $5,834,570 for the three months ended March 31, 2022. This is a decrease of $1,129,541 with a decrease in constant currency of $3,424,282. The gross profit percentage for the three months ended March 31, 2023 also decreased to 34.8% from 39.4% for the three months ended March 31, 2022. The cost of sales was $8,801,360 for the three months ended March 31, 2023 compared to $8,975,256 for the three months ended March 31, 2022 for a decrease of $173,896 and on a constant currency basis an increase of $2,716,350. As a percentage of sales, cost of sales increased from 60.6% for the three months ended March 31, 2022 to 65.2% for the three months ended March 31, 2023.

Salaries and consultant fees decreased by $303,084 from $6,756,898 for the three months ended March 31, 2022 to $6,453,814 for the three months ended March 31, 2023 and on a constant currency basis increased by $1,741,371. The increase on a constant currency basis is due to annual salary raises and new hirings. As a percentage of sales, salaries and consultant expense increased from 45.6% for the three months ended March 31, 2022 to 47.8% for the three months ended March 31, 2023.

Travel expense was $724,431 for the three months ended March 31, 2023 compared to $256,730 for the three months ended March 31, 2022 for an increase of $467,701 with an increase in constant currency of $700,226. The increase in travel expense is due to the increase in travel as countries have been lifting travel restrictions.

Depreciation and amortization expense decreased to $602,829 compared to $741,587 for the three months ended March 31, 2022 or a decrease of $138,758 and on a constant currency basis an increase of $139,936.

Other costs decreased to $1,020,286 for the three months ended March 31, 2023 compared to $1,220,041 for the three months ended March 31, 2022 or a decrease of $199,755 and on a constant currency basis an increase of $134,817.

Operating Expenses

Operating expenses were $5,635,464 for the three months ended March 31, 2023 compared to $6,373,875, for the three months ended March 31, 2022 for a decrease of 11.6% or $738,411 and on a constant currency basis an increase of 7.7% or $490,388. As a percentage of sales, it decreased from 43.0% to 41.7%. The increase in operating expenses on a constant currency basis was primarily due to increases in salaries and wages and research and development costs, offset by decreases in selling and marketing expense and other general and administrative expenses.

Selling expenses were $1,643,853 for the three months ended March 31, 2023 compared to $2,074,873, for the three months ended March 31, 2022 for a decrease of $431,020 and on a constant currency basis a decrease of $57,742.

General and administrative expenses were $3,509,212 for the three months ended March 31, 2023 compared to $3,841,655 for the three months ended March 31, 2022 or a decrease of $332,443 or 8.7% and on a constant currency basis an increase of $304,475 or 7.9%. During the three months ended March 31, 2023, salaries decreased by approximately $52,981 and increased $389,564 on a constant currency basis, and other general and administrative expenses decreased approximately $308,825 or decreased by $129,617 on a constant currency basis.

Research and development cost was $302,262 for the three months ended March 31, 2023 compared to $251,001, for the three months ended March 31, 2022 for an increase of $51,261 and on a constant currency basis an increase of $215,444.

Income/Loss from Operations

Loss from operations was $930,435 for the three months ended March 31, 2023 compared to a loss of $539,305 for the three months ended March 31, 2022. This represents an increase in the loss of $391,130 with an increase in the loss of $3,914,670 on a constant currency basis for the three months ended March 31, 2023 compared with the three months ended March 31, 2022. As a percentage of sales, loss from operations was 6.9% for the three months ended March 31, 2023 compared to 3.6% for the three months ended March 31, 2022.

Other Income and Expense

Other income was $5,400,684 for the three months ended March 31, 2023 compared to $679,437 for the three months ended March 31, 2022. This represents an increase of $4,721,247 with an increase of $7,233,035 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended March 31, 2023, we recognized a gain of $5,385,591 in foreign currency exchange transactions compared to $499,516 for the three months ended March 31, 2022. During the three months ended March 31, 2023, the value of the U.S. dollar increased 25.3% and the Euro increased 27.3%, compared to the PKR. During the three months ended March 31, 2022, the value of the U.S. dollar and the Euro increased 3.2% and 1.2%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended March 31, 2023, the net income attributable to non-controlling interest was $1,697,908, compared to $260,998 for the three months ended March 31, 2022. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net income (loss) attributable to NetSol

The net income was $2,544,623 for the three months ended March 31, 2023 compared to a net loss of $278,470 for the three months ended March 31, 2022. This is an increase of $2,823,093 with an increase of $1,511,612 on a constant currency basis, compared to the prior year. For the three months ended March 31, 2023, net income per share was $0.23 for basic and diluted shares compared to net loss per share of $0.02 for basic and diluted shares for the three months ended March 31, 2022.

Nine Months Ended March 31, 2023 Compared to the Nine Months Ended March 31, 2022

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2023 and 2022 as a percentage of revenues.

	For the Nine Months
	Ended March 31,
	2023	%	2022	%
Net Revenues:
License fees	$2,248,829	5.8%	$3,586,874	8.2%
Subscription and support	19,175,585	49.7%	22,159,798	50.7%
Services	17,178,452	44.5%	17,956,877	41.1%
Total net revenues	38,602,866	100.0%	43,703,549	100.0%

Cost of revenues:
Salaries and consultants	19,482,720	50.5%	18,081,225	41.4%
Travel	1,752,074	4.5%	753,698	1.7%
Depreciation and amortization	1,950,156	5.1%	2,236,190	5.1%
Other	3,318,427	8.6%	3,712,256	8.5%
Total cost of revenues	26,503,377	68.7%	24,783,369	56.7%

Gross profit	12,099,489	31.3%	18,920,180	43.3%
Operating expenses:
Selling and marketing	5,413,492	14.0%	5,502,028	12.6%
Depreciation and amortization	569,313	1.5%	633,481	1.4%
General and administrative	10,745,031	27.8%	11,548,097	26.4%
Research and development cost	1,244,793	3.2%	761,621	1.7%
Total operating expenses	17,972,629	46.6%	18,445,227	42.2%

Income (loss) from operations	(5,873,140)	-15.2%	474,953	1.1%
Other income and (expenses)
Gain (loss) on sale of assets	(56,494)	-0.1%	(181,955)	-0.4%
Interest expense	(512,110)	-1.3%	(277,737)	-0.6%
Interest income	1,005,557	2.6%	1,123,547	2.6%
Gain (loss) on foreign currency exchange transactions	7,358,519	19.1%	2,684,680	6.1%
Share of net loss from equity investment	7,510	0.0%	(317,581)	-0.7%
Other income (expense)	113,877	0.3%	(7,599)	0.0%
Total other income (expenses)	7,916,859	20.5%	3,023,355	6.9%

Net income before income taxes	2,043,719	5.3%	3,498,308	8.0%
Income tax provision	(641,122)	-1.7%	(526,737)	-1.2%
Net income (loss)	1,402,597	3.6%	2,971,571	6.8%
Non-controlling interest	(1,571,629)	-4.1%	(1,655,287)	-3.8%
Net income (loss) attributable to NetSol	$(169,032)	-0.4%	$1,316,284	3.0%

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.01)		$0.12
Diluted	$(0.01)		$0.12

Weighted average number of shares outstanding
Basic	11,270,466		11,249,449
Diluted	11,270,466		11,249,449

A significant portion of our business is conducted in currencies other than the U.S. dollar. We operate in several geographical regions as described in Note 17 “Operating Segments” within the Notes to the Condensed Consolidated Financial Statements. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current period results to the prior period foreign currency exchange rates. In the table below, we present the change based on actual results in reported currency and in constant currency.

						Favorable	Total
					Favorable	(Unfavorable)	Favorable
	For the Nine Months				(Unfavorable) Change in	Change due to	(Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2023	%	2022	%	Currency	Fluctuation	Reported

Net Revenues:	$38,602,866	100.0%	$43,703,549	100.0%	$(3,069,077)	$(2,031,606)	$(5,100,683)

Cost of revenues:	26,503,377	68.7%	24,783,369	56.7%	(9,047,722)	7,327,714	(1,720,008)

Gross profit	12,099,489	31.3%	18,920,180	43.3%	(12,116,799)	5,296,108	(6,820,691)

Operating expenses:	17,972,629	46.6%	18,445,227	42.2%	(3,016,282)	3,488,880	472,598

Income (loss) from operations	$(5,873,140)	-15.2%	$474,953	1.1%	$(15,133,081)	$8,784,988	$(6,348,093)

Net revenues for the nine months ended March 31, 2023 and 2022 are broken out among the segments as follows:

	2023		2022
	Revenue	%	Revenue	%

North America	$4,088,696	10.6%	$3,104,433	7.1%
Europe	7,643,408	19.8%	7,483,911	17.1%
Asia-Pacific	26,870,762	69.6%	33,115,205	75.8%
Total	$38,602,866	100.0%	$43,703,549	100.0%

Revenues

License fees

License fees for the nine months ended March 31, 2023 were $2,248,829 compared to $3,586,874 for the nine months ended March 31, 2022 reflecting a decrease of $1,338,045 with a decrease in constant currency of $1,212,555. During the nine months ended March 31, 2023, we recognized approximately $1,918,000 related to a new NFS Ascent® agreement with Kubota in Australia and approximately $188,000 related to a new agreement with the Government of Khyber Pakhtunkhwa for the sale of our Ascent® product. During the nine months ended March 31, 2022, we recognized approximately $3,039,000 related to a new agreement with DTFS for the sale of both our legacy and Ascent product® for their new business segment in the Japanese, Australian and South African markets and $465,000 from the DFS contract.

Subscription and support

Subscription and support fees for the nine months ended March 31, 2023 were $19,175,585 compared to $22,159,798 for the nine months ended March 31, 2022 reflecting a decrease of $2,984,213 with a decrease in constant currency of $2,370,859. The decrease in subscription and support revenue is related to the revised ceiling amount for post contract support due to the software customizations related to the DFS contract. The Company recorded a one-time post contract support revenue of approximately $3,480,000 using the catch-up approach during the nine months ended March 31, 2022. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the nine months ended March 31, 2023 was $17,178,452 compared to $17,956,877 for the nine months ended March 31, 2022 reflecting a decrease of $778,425 with an increase in constant currency of $514,337. The change is primarily due to services provided for ongoing implementations plus additional change requests.

Gross Profit

The gross profit was $12,099,489 for the nine months ended March 31, 2023 compared with $18,920,180 for the nine months ended March 31, 2022. This is a decrease of $6,820,691 with a decrease in constant currency of $12,116,799. The gross profit percentage for the nine months ended March 31, 2023 also decreased to 31.3% from 43.3% for the nine months ended March 31, 2022. The cost of sales was $26,503,377 for the nine months ended March 31, 2023 compared to $24,783,369 for the nine months ended March 31, 2022 for an increase of $1,720,008 and on a constant currency basis an increase of $9,047,722. As a percentage of sales, cost of sales increased from 56.7% for the nine months ended March 31, 2022 to 68.7% for the nine months ended March 31, 2023.

Salaries and consultant fees increased by $1,401,495 from $18,081,225 for the nine months ended March 31, 2022 to $19,482,720 for the nine months ended March 31, 2023 and on a constant currency basis increased by $6,651,377. The increase is due to annual salary raises and new hirings. As a percentage of sales, salaries and consultant expense increased from 41.4% for the nine months ended March 31, 2022 to 50.5% for the nine months ended March 31, 2023.

Travel expense was $1,752,074 for the nine months ended March 31, 2023 compared to $753,698 for the nine months ended March 31, 2022 for an increase of $998,376 with an increase in constant currency of $1,487,642. The increase in travel expense is due to the increase in travel as countries have been lifting travel restrictions.

Depreciation and amortization expense decreased to $1,950,156 compared to $2,236,190 for the nine months ended March 31, 2022 or a decrease of $286,034 and on a constant currency basis an increase of $418,918.

Other costs decreased to $3,318,427 for the nine months ended March 31, 2023 compared to $3,712,256 for the nine months ended March 31, 2022 or a decrease of $393,829 and on a constant currency basis an increase of $489,785. The increase on a constant currency basis is mainly due to increases in computer costs.

Operating Expenses

Operating expenses were $17,972,629 for the nine months ended March 31, 2023 compared to $18,445,227, for the nine months ended March 31, 2022 for a decrease of 2.6% or $472,598 and on a constant currency basis an increase of 16.3% or $3,016,282. As a percentage of sales, it increased from 42.2% to 46.6%. The increase in operating expenses on a constant currency basis was primarily due to increases in selling expenses, general and administrative expenses and research and development costs.

Selling expenses were $5,413,492 for the nine months ended March 31, 2023 compared to $5,502,028, for the nine months ended March 31, 2022 for a decrease of $88,536 and on a constant currency basis an increase of $986,779.

General and administrative expenses were $10,745,031 for the nine months ended March 31, 2023 compared to $11,548,097 at March 31, 2022 or a decrease of $803,066 or 7.0% and on a constant currency basis an increase of $1,024,055 or 8.9%. During the nine months ended March 31, 2023, salaries decreased by approximately $364,975 and increased $805,877 on a constant currency basis, and other general and administrative expenses decreased approximately $438,091 and increased $218,178 on a constant currency basis.

Research and development cost was $1,244,793 for the nine months ended March 31, 2023 compared to $761,621, for the nine months ended March 31, 2022 for an increase of $483,172 and on a constant currency basis an increase of $920,289.

Income/Loss from Operations

Loss from operations was $5,873,140 for the nine months ended March 31, 2023 compared to income from operations of $474,953 for the nine months ended March 31, 2022. This represents an increase in the loss of $6,348,093 with an increase in the loss of $15,133,081 on a constant currency basis for the nine months ended March 31, 2023 compared with the nine months ended March 31, 2022. As a percentage of sales, loss from operations was 15.2% for the nine months ended March 31, 2023 compared to income from operations of 1.1% for the nine months ended March 31, 2022.

Other Income and Expense

Other income was $7,916,859 for the nine months ended March 31, 2023 compared to $3,023,355 for the nine months ended March 31, 2022. This represents an increase of $4,893,504 with an increase of $8,201,958 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the nine months ended March 31, 2023, we recognized a gain of $7,358,519 in foreign currency exchange transactions compared to $2,684,680 for the nine months ended March 31, 2022. During the nine months ended March 31, 2023, the value of the U.S. dollar and the Euro increased 38.2% and 43.8%, respectively, compared to the PKR. During the nine months ended March 31, 2022, the value of the U.S. dollar and the Euro increased 15.9% and 8.5%, respectively, compared to the PKR.

Non-controlling Interest

For the nine months ended March 31, 2023, the net income attributable to non-controlling interest was $1,571,629, compared to $1,655,287 for the nine months ended March 31, 2022. The decrease in non-controlling interest is primarily due to the decrease in net income of NetSol PK.

Net income (loss) attributable to NetSol

The net loss was $169,032 for the nine months ended March 31, 2023 compared to net income of $1,316,284 for the nine months ended March 31, 2022. This is a decrease of $1,485,316 with a decrease of $6,151,678 on a constant currency basis, compared to the prior year. For the nine months ended March 31, 2023, net loss per share was $0.01 for basic and diluted shares compared to net income per share of $0.12 for basic and diluted shares for the nine months ended March 31, 2022.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and nine months ended March 31, 2023 and 2022 are as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022

Net Income (loss) attributable to NetSol	$2,544,623	$(278,470)	$(169,032)	$1,316,284
Non-controlling interest	1,697,908	260,998	1,571,629	1,655,287
Income taxes	227,718	157,604	641,122	526,737
Depreciation and amortization	782,966	947,933	2,519,469	2,869,671
Interest expense	188,137	85,916	512,110	277,737
Interest (income)	(263,794)	(364,161)	(1,005,557)	(1,123,547)
EBITDA	$5,177,558	$809,820	$4,069,741	$5,522,169
Add back:
Non-cash stock-based compensation	52,392	49,933	198,559	78,225
Adjusted EBITDA, gross	$5,229,950	$859,753	$4,268,300	$5,600,394
Less non-controlling interest (a)	(1,971,516)	(500,805)	(2,363,688)	(2,382,721)
Adjusted EBITDA, net	$3,258,434	$358,948	$1,904,612	$3,217,673

Weighted Average number of shares outstanding
Basic	11,283,954	11,249,606	11,270,466	11,249,449
Diluted	11,283,954	11,249,606	11,270,466	11,249,449

Basic adjusted EBITDA	$0.29	$0.03	$0.17	$0.29
Diluted adjusted EBITDA	$0.29	$0.03	$0.17	$0.29

(a) The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows
Net Income (loss) attributable to non-controlling interest	$1,697,908	$260,998	$1,571,629	$1,655,287
Income Taxes	69,947	45,427	198,263	159,854
Depreciation and amortization	219,759	279,055	713,676	840,508
Interest expense	57,797	25,764	157,929	81,846
Interest (income)	(77,988)	(117,417)	(303,489)	(362,146)
EBITDA	$1,967,423	$493,827	$2,338,008	$2,375,349
Add back:
Non-cash stock-based compensation	4,093	6,978	25,680	7,372
Adjusted EBITDA of non-controlling interest	$1,971,516	$500,805	$2,363,688	$2,382,721

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $15,259,497 at March 31, 2023, compared to $23,963,797 at June 30, 2022.

Net cash provided by operating activities was $2,564,619 for the nine months ended March 31, 2023 compared to $5,525,951 for the nine months ended March 31, 2022. At March 31, 2023, we had current assets of $40,824,397 and current liabilities of $17,656,128. We had accounts receivable of $9,223,484 at March 31, 2023 compared to $8,669,202 at June 30, 2022. We had revenues in excess of billings of $13,741,884 at March 31, 2023 compared to $15,425,377 at June 30, 2022 of which $nil and $853,601 is shown as long term as of March 31, 2023 and June 30, 2022, respectively. The long-term portion was discounted by $nil and $28,339 at March 31, 2023 and June 30, 2022, respectively, using the discounted cash flow method with interest rates ranging from 4.65% to 6.25%. During the nine months ended March 31, 2023, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $1,129,211 from $24,094,579 at June 30, 2022 to $22,965,368 at March 31, 2023. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,098,206 and $5,969,044, respectively at March 31, 2023. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,813,541 and $8,567,145, respectively at June 30, 2022.

The average days sales outstanding for the nine months ended March 31, 2023 and 2022 were 167 and 137 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $1,421,657 for the nine months ended March 31, 2023, compared to $1,359,605 for the nine months ended December 31, 2021. We had purchases of property and equipment of $1,575,059 compared to $1,680,856 for the nine months ended March 31, 2022.

Net cash used in financing activities was $517,349 for the nine months ended March 31, 2023, compared to $833,103 for the nine months ended March 31, 2022. For the nine months ended March 31, 2022, we purchased 22,510 shares of our own stock for $100,106. The nine months ended March 31, 2023 and 2022 included the cash inflow of $270,292 and $312,467, respectively, from bank proceeds. During the nine months ended March 31, 2023, we had net payments for bank loans and finance leases of $787,641 compared to $1,045,464 for the nine months ended March 31, 2022. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 14 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of March 31, 2023, we had approximately $15.3 million of cash, cash equivalents and marketable securities of which approximately $13.1 million is held by our foreign subsidiaries. As of June 30, 2022, we had approximately $24.0 million of cash, cash equivalents and marketable securities of which approximately $22.8 million was held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($370,370) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($1,762,363) and a running finance facility of Rupees 53 million ($188,925). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($3,172,253). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($1,339,396) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

NA

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

NETSOL TECHNOLOGIES, INC.

Date: May 11, 2023	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date: May 11, 2023	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 49