Form 10-K
period 2023-06-30
NETSOL TECHNOLOGIES INC
filed 2023-09-22
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22773

NETSOL TECHNOLOGIES, INC.

(Exact Name of Registrant specified in its charter)

nevada	95-4627685
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $28,197,710 based upon the closing price of the stock as reported on NASDAQ Capital Market ($2.89 per share) on December 31, 2022, the last business day of the registrant’s second quarter. As of September 15, 2023, there were 12,284,887 shares issued and 11,345,856 outstanding of its $.01 par value Common Stock and no Preferred Stock was outstanding.

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

Founded in 1997, NETSOL is headquartered in Encino, California. NETSOL follows a global strategy for sales and delivery of its portfolio of solutions and services through its offices in the following locations:

■	North America	Encino, California and Austin, Texas
■	Europe	London Metropolitan Area, Horsham, Flintshire
■	Asia Pacific	Lahore, Karachi, Bangkok, Beijing, Shanghai, Tianjin, Jakarta and Sydney
■	Middle East	Dubai

OUR BUSINESS

Company Business Model

We believe that our technology solutions offer our customers a return on their investment and allow us to thrive in a hyper competitive and mature global marketplace. Our solutions are bolstered by our people. We believe that people are the drivers of success; therefore, we invest heavily in our hiring, training and retention of top-notch staff to ensure not only successful selling, but also the ongoing satisfaction of our clients. Taken together, this “selling and attentive servicing” approach creates a distinctive advantage for us and a unique value for our customers. We continue to underpin our proven and effective business model which is a combination of affordable pricing through effective cost arbitrage, subject matter expertise, domain experience, scalability and proximity with our global and regional customers.

Niche Market Focus

Through our specialization in the leasing and financing space, we have gained a strong foothold in several global locations and a market leading position in the auto equipment finance segment. We have a significantly growing presence in the general asset finance space, including equipment and the big-ticket financing industry together with startups and banks.

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

Domain Experience

We have a strong presence in the captive asset-finance domain. With a collective experience of over two decades in Asia Pacific and Europe and of nearly four decades in North America, we are one of the few players in this niche industry with a global presence.

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

While our business model is built around the development, implementation and maintenance of our suite of financial applications, we employ the same facilities and competencies to extend our offerings into related segments, including but not limited to:

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

OUR PRODUCTS AND SERVICES

NFS Ascent®

Covering the complete finance and leasing cycle starting from quotation origination through contract settlements, NFS Ascent® is designed and developed for a highly flexible setting and is capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. The solution fully automates the entire financing/leasing cycle for companies of any size, including those with multi-billion-dollar portfolios. NFS Ascent® empowers financial institutions to effectively manage their complex lending portfolios, enabling them to thrive in hyper-competitive global markets.

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

OtozTM Ecosystem

OtozTM is built on state-of-the-art technology, offering open Application Programming Interfaces (APIs) and ecosystem partner integrations that are crucial to digital retail and mobility operations including finance and insurance providers, trade-in tools, KYC and fraud detection tools, CRM systems, website providers (Tier 1 – Tier 3), marketing toolkits, inventory feeds, pricing engines, tax engine, payment processors, an insurance marketplace and vehicle delivery logistics providers.

In addition, OtozTM is equipped with intelligent lead generation and product analytics capabilities, empowering dealerships with the tools to track customer journeys, personalize customer engagements, and convert qualified leads.

OtozTM Platform

A fully digital, white-label platform for digital auto retail and mobility orchestration that delivers an intuitive and elegant user experience, both online and offline.

OtozTM expands into a comprehensive in-life subscription and rental platform that empowers in-life and end-of-life management of such contracts. The platform’s seamless handling of complex tax rules and contract management processes are compliant with local and state standards for jurisdictions it operates in across the U.S.

OtozTM platform consists of two portals:

●	Dealer/Admin Tool
●	Customer Portal

Dealer/Admin Tool

■	Account creation
■	Order management work queue
■	User roles and rights
■	Tax configurator
■	Customer KYC reports
■	Vehicle delivery scheduling
■	Payment gateways
■	Inventory management
■	Finance and insurance products feed and prioritization
■	Accessories/add-on management and association
■	Dealer fee management
■	Ecosystem APIs
■	DMS integrations
■	Send referral
■	Deal builder

Customer Portal

■	Inventory search and selection
■	Multi-lender capabilities
■	Deal builder and personalized pricing for purchase, lease, finance, subscription, and rentals
■	Dealer-Customer-Chat tool
■	Buy finance and insurance products including collision & liability insurance via integrated provider marketplaces
■	Buy accessories
■	License checks (paperless)
■	Vehicle options and finance and insurance products
■	Trade-in valuation
■	Credit application and decision
■	Paperless contracts and e-signing
■	Digital payments
■	Vehicle delivery and pick-up scheduling

AppexNow

NETSOL introduced AppexNow - the first marketplace for API-first products specifically for the global credit, finance and leasing industry. Two products have been launched under the umbrella of the AppexNow marketplace until now i.e. Flex and Hubex. NETSOL will introduce and launch further products and services under this marketplace in the future.

AppexNow: Flex

The first product offering from the AppexNow marketplace, Flex is an API-based, ready-to-use calculation engine. It is a pure play SaaS product that is cloud-based and can be integrated seamlessly into an organization’s products, services and ecosystem. The calculation engine intelligently adapts to demand by monitoring usage to maintain reliable and predictable performance at desired costs. It is a one-stop solution that guarantees precise calculations at all stages of the contract lifecycle through various calculation types.

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

AppexNow: Hubex

Hubex is an API library that enables companies to standardize all their API integration procedures across multiple API services through a single integration. Hubex is NETSOL’s second product offering from the AppexNow marketplace following Flex.

In addition to traditional lending companies, Hubex can also streamline the operations of dealerships, vendors and consultants through an API library. With a ready-to-use service, Hubex makes it easy for businesses to seamlessly connect with multiple APIs and achieve their desired outcomes. Pre-integrated services in the Hubex library include, but are not limited to, payment processing, bank account authentication, finance and insurance products, fraud check, KYC service, driver license verification, address validation, vehicle valuation and notification service.

Professional Services

NETSOL offers professional services to organizations in different regions in order to enable them to meet their business objectives. These services primarily consist of technical consultancy, web development, app development, digital marketing, cloud services, outsourcing and co-sourcing.

Pertaining to our professional services offerings, our highly skilled and experienced professionals include skilled software programmers, well-versed business analysists, competent quality assurance engineers, technical and solution architects, project managers, cloud native developers and architects, mobile/web app developers and automation specialists.

We enable businesses to employ the industry’s best talent to help them develop and refine their technology strategy, innovate, execute their roadmap and optimize service quality.

Amazon Web Services

We have expanded our footprint in the cloud services domain by offering services to the AWS community. We aim for our cloud services to be well recognized, expanding our reach to relevant prospects. Since AWS is the most comprehensive and highly adopted cloud offering, we are leveraging its power to ensure lower costs, increased agility, a secure environment, and innovative solutions across all domains.

Our AWS customer offerings include: analytics, data pipeline and big data services; application modernization services; database migration and modernization; development operations; managed services; and, information security services.

Artificial Intelligence

A dedicated team is under the leadership of Dr. Ali Ahmed, Chief Data Scientist at NETSOL, to develop artificial intelligence and machine learning solutions. With experience in machine learning, scientific computing and computer vision, Dr. Ahmed has extensive experience in developing and implementing algorithms for industrial solutions in predictive maintenance.

Our AI team seeks to deploy AI solutions leveraging cutting-edge technologies to enable clients to optimize production, decrease downtime and provide a holistic view of their business processes.

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

License fees can range up to a multi-million-dollar fee for single or multiple module implementations. License revenue is realized with traditional, non-SaaS-based agreements, whereas SaaS-based agreements do not contain license fees and are offered via flexible, value-driven, subscription-based pricing. There are various attributes which determine the level of pricing complexity, a few of which are: number of contracts; size of the portfolio; IT budgets; business strategy of the customer; internal business processes followed by the customer; number of business users; amount of customization required; complexity of data migration and branch network of the customer.

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

Additionally, in order to avoid lumpiness in our revenues and to ensure a predictable revenue base over coming years, the business has shifted to a pricing strategy whereby the business is now offering its cloud-ready products at SaaS/subscription-based pricing models. Rapid deployments coupled with affordable prices/payment schedules is expected to lead the business towards volume-based selling. Moreover, this value-driven pricing plan is intended to decrease the initial buy-in cost for new customers by eliminating heavy license fees, reducing the sales cycles and providing an alternative to current customers seeking lower software usage and maintenance costs.

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

We have a partnership with Microsoft to provide cloud-hosting activities for our cloud-based products. NETSOL hosts its cloud version of Ascent, NFS Ascent® deployed on the cloud and LeasePak Cloud - SaaS in the high performance and cost-effective Microsoft Azure cloud environment. A quick start implementation program combined with hassle-free Microsoft Azure™ cloud connectivity ensures new clients see a time-to-value faster than ever before.

TECHNICAL AFFILIATIONS

We are a Microsoft Certified Silver Partner and an Oracle Certified Partner. For Amazon Web Services (“AWS”), we are a Select Tier Partner, a Well Architected Partner and a Solution Provider under their AWS Partner Programs and Cloud Formation Delivery Service, Lambda Delivery Service and API Gateway Delivery Service under AWS Service Delivery.

MARKETING AND SELLING

We continue our optimism that we will experience ever increasing opportunities for our product and services offerings in fiscal year 2024 and beyond. The objective of our marketing program is to create and sustain preference and loyalty for NETSOL. Marketing is performed at the corporate and business unit levels. The corporate marketing department has overall responsibility for communications, advertising, public relations and management of all digital owned and paid mediums including website, social media channels and collaboration with industry partners. In addition, corporate marketing oversees central marketing and communications programs for use by each of the business units.

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

GROWTH PROSPECTS FOR NFS ASCENT®

Growth prospects for NFS Ascent® are linked to the constant innovation in the product and its growing customer base across different geographic and product markets. We are eyeing key international markets for growth in sales. Our sales strategy not only focuses on expansion into new geographic markets, including the Americas, Europe, and further penetration of our leading position in Asia Pacific, but also within existing markets into new verticals with targeting of Tier 2 and Tier 3 prospects as well.

Growth in North America and Europe is expected to come from the potential market for replacement of legacy systems as well as acquisition of new customers. NFS Ascent® is aimed at providing a highly flexible and robust solution based on the latest technology and advanced architecture for North American and European customers looking to replace their legacy systems. We believe that NFS Ascent® can provide substantial competitive disruption to the market’s lagging technology provided by incumbent vendors. The existing customer base may also represent latent demand for increased service and support revenues by offering business process optimization, customization and upgrade services. With a market ready product with successful implementations, the prospects for NFS Ascent® in the region are positive.

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

In China, we are a leader in the leasing and finance enterprise solution domain. With this position, we continue to enjoy demand for the current NFS™ solution, as well as NFS Ascent®. We will continue strengthening its position within existing multinational auto manufacturers, as well as local Chinese captive finance and leasing companies.

THE MARKETS

We provide our services primarily to clients in global commercial industries. In the global commercial area, our service offerings are marketed to clients in a wide array of industries including, automotive, banks and other financial lending service companies.

The Asian continent, including Australia and New Zealand, from the perspective of marketing, are targeted by the Asia Pacific Region from our Bangkok, Beijing, Jakarta, Lahore, Shanghai, Tianjin and Sydney facilities. The marketing for our core offerings in the Americas and Europe is carried out from our Austin, Texas and our London Metropolitan Area and Horsham offices, respectively.

PEOPLE AND CULTURE

Our strong corporate culture is critical to our success. Our key values are delivering world-class quality solutions, client-focused timely delivery, leadership, long-term relationships, creativity, transparency and professional growth. The services provided by NETSOL require proficiency in many fields, such as software engineering, quality assurance, project management, business analysis, technical writing, sales and marketing, communication and presentation skills.

Due to the growing demand for our core offerings and IT services, retention of quality, proven technical and management personnel is essential. Our employee turnover rate was approximately 19% in 2023 with a goal to maintain the turnover rate under 21% during the 2024 fiscal year and onwards. The turnover rates include employees leaving either voluntarily or involuntarily. In addition, we are committed to improving key performance indicators such as efficiency, productivity and revenue per employee.

To encourage all employees to build on our core values, we reward teamwork and promote individuals that demonstrate these values. We believe that our growth and success are attributable in large part to the high caliber of our employees and our commitment to maintain the values on which our success has been based. We support diversity on a global basis. We are an equal opportunity employer with the largest concentration of female employees in Lahore, Pakistan and our U.S. headquarters.

We believe we should give back to the community and employees as much as possible. Certain subsidiaries are located in regions where basic services are not readily available. Where possible, we act to not only improve the quality of life of our employees, but also the standard of living in these regions. Examples of such programs are as follows:

■	Literacy Program: Launched to educate children of our unskilled staff, the main objective of this program is to enable them to acquire basic reading, writing and arithmetic skills.

■	Higher Education and Science and Research Institutions: In order to support higher education in Pakistan, we have contributed endowments to NUST, Forman Christian College, and a few other universities who are focused on science and engineering.

■	Noble Cause Fund: A noble cause fund has been established to meet medical and education expenses of the children of the lower paid employees. Our employees voluntarily contribute a fixed amount every month to the fund and NETSOL matches the employee subscriptions with an equivalent contribution amount. A portion of this fund is also utilized to support social needs of certain institutions and individuals, outside of NETSOL.

■	Day Care Facility: Our human resources are our key assets and thus we take numerous steps to ensure the provision of basic comforts to our employees. In Pakistan, the provision of outside pre-school childcare is a rarity. With this in mind, a children’s day care facility has been created near NETSOL’s office in Lahore, Pakistan providing employees with peace of mind knowing their children are nearby and being taken care of by qualified staff in a child friendly facility. Due to COVID-19 restrictions, the facility is temporarily closed.

■	Preventative Health Care Program: In addition to the comprehensive out-patient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against such diseases as Hepatitis – A/B, Tetanus, Typhoid, Flu and COVID-19 on a routine basis.

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

As of June 30, 2023, we had approximately 1,770 employees; comprised of 76% technical staff and 24% non-IT personnel.

COMPETITION

No company dominates the IT market in the space in which we compete. A substantial number of companies offer services that overlap and are competitive with those offered by NETSOL.

We compete chiefly against leading suppliers of IT solutions to the global asset finance and leasing industry, including, but not limited to, Solifi, Alfa, Cassiopae, LineData, FIS, International Decision Systems (IDS) and Data Scan.

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

NETSOL’s customers include world renowned auto manufacturers through their finance arms. NETSOL is a strategic business partner for Daimler and BMW (which consists of a group of many companies in different countries), which accounts for approximately 28.6% and 7.9%, respectively, of our revenue for our fiscal year ended June 30, 2023. Other globally renowned auto captives that are customers of the company include Toyota, Nissan, Ford, and FIAT.

Other customers include equipment finance and leasing companies and banks worldwide. Some of these clients include Motorcycle Group, SCI Lease Corp, Maple Commercial Finance and Yamaha Motor Finance.

GLOBAL OPERATIONS AND GEOGRAPHIC DATA

NETSOL divides its operations into three regions: the Americas, Europe, and Asia Pacific. The regions consist of individual subsidiaries which operate as autonomous companies and are strategically managed on a regional basis.

The Americas

Mr. Peter Minshall, Executive Vice President at NetSol Technologies Americas, Inc. (NTA) is responsible for NTA’s business operations. He brings three decades of international experience in the financial services industry holding various senior leadership roles with Daimler Financial Services. Peter continues to be supported by Doug Jones as Vice President - Operations for NTA. Doug is a driven technology leader credited with shaping team performance to deliver best-in-class, leading web-based and embedded software applications for the finance and leasing industry.

Peter is also supported by James Freto, who serves as Vice President – Sales for NTA. Prior to his appointment, Freto worked for Fortune 500 financial product and services provider, FIS, as a Senior Sales Executive, selling origination and credit assessment solutions to mid to large-size financial institutions in the banking and asset finance segments. Freto brings directly applicable sales experience and subject matter expertise in key NETSOL markets.

Peter is further supported by Jay Edwards, who serves as Vice President Sales and Wholesale Product Manager for NetSol Technologies, Inc. Edwards is a dynamic experienced fintech business leader with a highly successful track record in the information technology and financial services industry, with a focus on digital transformation. He possesses strong professional skills in Business Development, Account Management, IT Operations, eCommerce and Business Process Outsourcing.

To augment the AWS team, in the United States, Rajnish Harjika serves as VP Technology, Cloud Services.

OtozTM CEO and Co-founder, Mr. Naeem Ghauri, was recently appointed as Chairman for NetSol Technologies, Ltd., (“NetSol PK”) and is also the President of the parent company, NetSol Technologies, Inc. He is based in our Lahore, Pakistan office.

Europe

Mr. Asad Ghauri is the President of Asia Pacific (APAC) and Group Managing Director of Europe. Mr. Ghauri has a strong management team in the U.K. headed by Darryll Lewis who has served as Managing Director of NetSol Technologies Europe since May 2023. With over twenty years in the receivables and asset finance software industry, Mr. Lewis is a highly experienced and accomplished leader with a track record of driving business growth and creating innovative solutions for clients. Prior to joining NETSOL, Mr. Lewis has held executive roles at several leading asset finance software companies where he led teams responsible for developing and implementing successful software solutions. Mr. Lewis is supported by a seasoned team in finance, IT and client services.

NetSol had previously acquired the remaining stake in Virtual Lease Services (VLS) - rebranded as Banking Works. Previously limited to being a UK-based portfolio and risk management servicing partner for business and consumer finance providers, Banking Works focuses on supporting financial services businesses to achieve their own transformation ambitions. Mark Cawood, an industry veteran, is the Managing Director, while Diane Roberts serves as Director of Finance.

Asia Pacific Region

NetSol PK, a majority owned subsidiary of the parent company, is located in Lahore, Pakistan and is headed by Mr. Salim Ghauri as its CEO. Mr. Ghauri is a Co-founder of NetSol PK and has been with the company since 1996. NetSol PK is the “Center of Excellence” and a state-of-the-art facility for programming, R&D, global implementations and 24-hour support to our customers worldwide.

NetSol Technologies (Beijing) Co. Ltd. (“NetSol Beijing”) is headed by Amanda Li as President. Ms. Li previously worked as a managing director for Sopra Banking Software where she was instrumental in developing business and driving sales. Prior to Sopra Banking Software, Ms. Li was Vice President of NetSol Beijing.

NETSOL’s Head of Indonesia is Withoon Hardat. During his 12 years at NETSOL, before taking charge of the Indonesia office, he served as Client Partner for the Thailand office as well as Director for Business Development for APAC. He also serves as the Head of Thailand.

Most recently serving as the Managing Director of NetSol Technologies Australia and New Zealand, Farooq Ghauri has newly been appointed as Head of Sales for all Asian Markets (excluding China). He has played a vital role in NETSOL’s global success through his hands-on leadership and unrelenting drive to meet the needs of NETSOL’s growing client base. Since he joined the company in 2004, Mr. Ghauri has worked in NETSOL’s Pakistan, China, Australia, Thailand and U.S. offices.

The Global Sales Division is headed by Mr. Asad Ghauri as President of Sales from the NetSol PK office. Mr. Ghauri has been with NETSOL since 2000 and has over 23 years of experience in business and IT.

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

Our APAC Region accounted for approximately 67.8% of our revenues in 2023. Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on form 10-K. See note 20 of Notes to Consolidated Financial Statements under Item 8.

INTELLECTUAL PROPERTY

NETSOL relies upon a combination of non-disclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to protect its proprietary rights. NETSOL enters into confidentiality agreements with its employees, generally requires its consultants and clients to enter into these agreements, and limits access to and distribution of its proprietary information. The NETSOL “N” logo and name, as well as the NFS logo and product name have been copyrighted and trademark registered in Pakistan. The NETSOL “N” logo has been registered with the U.S. Patent and Trademark Office. NFS Ascent® has been registered with the U.S. Patent and Trademark Office. We filed an application for the OTOZ Name with the U.S. Patent and Trademark Office. The Company intends to trademark and copyright its intellectual property as necessary and in the appropriate jurisdictions.

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

ITEM 1A - RISK FACTORS

Pakistan

The political and economic environment in Pakistan may negatively affect the business.

The political unsteadiness delays governmental functions. If such unsteadiness continues in the long term, it could result in difficulty in necessary interactions with the government as it relates to government contracts and personnel access to necessary government functions. We anticipate that the political and governmental environment will remain unsteady until new elections are held.

The devaluation of the Pakistan Rupee in comparison to the US Dollars has an impact on the value of our contracts paid in Rupees. This coupled with the higher-than-average inflation rate in Pakistan, may continue to negatively impact our largest subsidiary and accordingly the Company’s financials as a whole.

China

Political tensions between the US and China have resulted in US companies exiting China and moving their supply chain requirements to other countries. Other multinational companies have indicated concerns about transactions with US owned Chinese companies because of this continued tension. Should these tensions result in disparate treatment of US owned subsidiaries, it could negatively impact our operations in China, our ability to gain new business and the ability to transfer funds out of China.

General Economic Conditions

General economic conditions in our geographic markets; inflation, geopolitical tensions, including trade wars, tariffs and/or sanctions in geographic areas; Global pandemics, including COVID-19; and global conflicts or disasters that impact the global economy or one or more sectors of the global economy have negative impacts on our ability to acquire new business to and deliver on new business when contracted.

Continued interest rate increases by the U.S. Federal Reserve Board in 2023 restrict buying power for consumers and companies which may negatively affect our customers profits and ability to acquire new or additional services.

Inflation and higher interest rates globally have greatly increased the cost of doing business, including salaries and benefits worldwide, affecting our profitability. If inflation does not stabilize, our profitability can be impacted. .

The decline by over 20% in 2022 of the U.S. markets including the NASDAQ index and the Russell 2000 index, and any continued decline in our stock price may limit access to capital markets.

Working from the office might not return to pre-pandemic levels which may affect employee collaboration potentially lessening efficiency. Should we fail to navigate this challenge, it could negatively affect productivity.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 1C – Cybersecurity

Not applicable

ITEM 2 - PROPERTIES

Our corporate headquarters are located in Encino, California where we lease approximately 2,400 square feet of office space. We own our Lahore Technology Campus which consists of approximately 140,000 square feet of computer and general office space. This includes two adjacent five story buildings having a covered area of approximately 90,000 square feet with the capacity to house approximately 1,000 resources. In addition, we maintain leased office spaces in the UK, China, Australia, Thailand and a shared office in Indonesia. Our NTA office is located in Austin, Texas. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

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

Fiscal Year 2023	High	Low
First Quarter	$3.80	$2.75
Second Quarter	$3.23	$2.82
Third Quarter	$3.25	$2.53
Fourth Quarter	$3.30	$2.11

Fiscal Year 2022	High	Low
First Quarter	$4.85	$3.70
Second Quarter	$5.65	$3.85
Third Quarter	$4.43	$3.61
Fourth Quarter	$4.04	$2.74

RECORD HOLDERS - As of September 15, 2023, the number of holders of record of the Company’s common stock was 133.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	None	None	363,687(1)
Equity Compensation Plans not approved by Security holders	None	None	None
Total	None	None	363,687

(1)	Represents 141 available for issuance under the 2005 Incentive and Nonstatutory Stock Option Plan, 57,124 under the 2013 Incentive and Nonstatutory Stock Option Plan and 306,422 under the 2015 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

None.

(c) ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 6 – [Reserved]

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial position and results of operations for the year ended June 30, 2023. It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

A few of our highlights for the fiscal year ended June 30, 2023 were:

●	We partnered with Amazon Web Services to offer cloud computing services, providing an innovative transformation of our cloud-based solutions. Since this launch, we have successfully signed our first customer, a leading software house based in the U.S. We achieved the status of API Gateway Delivery Partner with Amazon Web Services (AWS). With this extended APN partnership, we will have access to AWS API Gateway, a fully managed service that makes it easy for developers to create, publish, maintain, monitor, and secure APIs (application programming interfaces) at any scale. This partnership is expected to help the business generate new sales for this growth vertical.

●	We signed a contract with a tier 1 automotive company in the U.S. for our mobility solution which will manage the back-office operations for vehicle subscriptions.

●	We launched a new product offering – Flex, which is a cloud-based ready-to-use calculation engine that guarantees precise calculations at all stages of the contract lifecycle. We successfully signed our first Flex contract with European Merchant Bank.

●	We launched Hubex, an API library that enables companies to standardize their API integration procedures across multiple API services through a single integration. Hubex is our second product offering from the AppexNow marketplace following Flex, an API-based, ready-to-use calculation engine. Pre-integrated services in the Hubex library include but are not limited to payment processing, bank account authentication, finance and insurance products, fraud check, KYC service, driver license verification, address validation, vehicle valuation and notification service.

●	Otoz™ went live with its 55th dealer and is, now with dealers in 36 states. The onboarding of these new dealers will help the business generate approximately $1.1 million in annual recurring revenues.

●	We effectively generated approximately $7.0 million by successfully implementing change requests from various customers across multiple regions.

●	We successfully re-negotiated the extension of the contract with one of our existing bank customers in the UK. This extension is expected to generate nearly $2 million in revenues over the next few quarters.

●	We successfully renegotiated an existing maintenance contract with a leading finance company of a U.S. based auto manufacturer in China increasing the annual maintenance fees to $500K from $280K.

●	NetSol achieved the first Go-Live milestone for the finance company of a leading Swedish bank by effectively implementing its invoice factoring system.

●	We signed a new agreement with Kubota Australia Pty Ltd (“Kubota”) to implement our NFS Ascent® product. The contract relates to its operations in Australia and is expected to generate revenues of $5 million over 5 years.

●	We established a new subsidiary in Dubai. This new company is strategically important for the business to penetrate into MENA (Middle East and North Africa) region. We expect the Dubai entity to serve as a regional sales and delivery office in medium to long run.

●	We opened up a development and support center in Austin, Texas to support growth in North America partnering with consultants and system integrators like Amazon AWS to efficiently scale U.S. operations.

●	We continued our successful implementations with DFS by going live in Japan with our NFS Ascent® CMS system.

Marketing and Business Development Activities

Management has developed a growth strategy aimed at increasing competitiveness, enhancing global delivery capabilities and increasing financial strength to become a leading global IT institution in the leasing and finance space.

The growth strategy contemplates the following enhanced activities and initiatives to accomplish these goals:

●	Build strong C-level executive professional teams in each key location to execute our long-term strategy.

●	Develop and retain the next tier level management for leadership to navigate long term growth.

●	Upgraded our offices in China to support the growing and existing client relationships and new client acquisitions in the region.

●	Strengthen the NETSOL brand in the Americas and Europe and further penetrate the APAC markets such as China, Thailand, Indonesia, Japan, Australia and New Zealand.

●	Maintain the quality of our delivery, after delivery support, and client relationships.

●	Further penetration of NFS Ascent® into the leasing and financing sectors in China, APAC, Europe and North America by focusing on multi-national auto captive Fortune 500 companies.

●	Pursue a well thought out strategy to diversify into complimentary verticals by way of organic expansion, partnerships and synergistic M&A.

●	Continue to implement new tools, systems and processes, such as JIRA, and the Agile framework to further enhance productivity, efficiencies and operating margins.

●	Offer a cloud enabled NFS Ascent® at subscription-based pricing models to generate additional interest from prospects.

●	Continue investing in our innovation lab to generate new verticals for the business.

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

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NetSol.

Positive trends:

●	According to S&P Global Mobility, new vehicles sales globally are expected to reach 84 million units in 2023 for a 5.6% increase. U.S. sales volumes are expected to reach approximately 15 million units, an estimated increase of 8% from the projected 2022 levels.

●	Reduction of the U.S. inflation rate over the last few months to approximately 5% annually.

●	The U.S. market remains strong and resilient for NetSol to continue investing in building local teams for its core offerings.

●	NFS Ascent® SaaS offerings and major on-premise license offerings are gaining traction in both mid and large size auto captives in the North American and European markets.

●	The auto and banking sectors continue momentum towards increased mobility and digital solutions according to Forbes and Insider Intelligence 2022.

●	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $65 billion investment, from the originally planned $46 billion, in Pakistan energy and infrastructure sectors. Last June, China authorized a new $2.3 billion loan at a discounted rate to Pakistan as a short-term loan.

●	China’s auto sector remains steady with government year-end incentives and customers requesting additional services reflecting the resilience of our offerings.

●	Chinese auto sales rose 8.8% over a year earlier over the first half of 2023 as electric vehicle purchases surged. Total vehicle sales including trucks and buses rose 9.8% to 13.2 million (ABCnews.com July 2023).

●	The overall size of the mobility market in the Europe and the United States is projected to increase over $425 billion combined, by 2035 or a compound CAGR of 5%from 2022. * source – Deloitte Global Automotive Mobility Market Simulation Tool.

●	The global automotive finance market accounted for $245 Billion in 2022 and is expected to more than double by 2035 at a CAGR of 7.4%. source: www.precedenceresearch.com

Negative trends:

●	General economic conditions in our geographic markets; inflation, geopolitical tensions, including trade wars, tariffs and/or sanctions in geographic areas; Global pandemics, including COVID-19; and, global conflicts or disasters that impact the global economy or one or more sectors of the global economy.

●	A global recession fear impacts the future expansions and budgets in every country and every sector.

●	Continued interest rate increases by the U.S. Federal Reserve Board in 2023 restricting buying power for consumers.

●	The negative currency impact on our financial statements due to the devaluation of the Pakistan Rupee in comparison to the US Dollar.

●	Political, monetary and economic challenges and higher inflation rate than other regional countries impacting Pakistan exports.

●	Inflation and higher interest rates globally have greatly increased the cost of doing business, including salaries and benefits worldwide, affecting profitability.

●	War and hostility between Russia and Ukraine continue to foster global uncertainty.

●	The decline by over 20% in 2022 of the U.S. markets including the NASDAQ index and the Russell 2000 index limiting access to capital markets.

●	Working from the office might not return to pre-pandemic levels which may affect employee collaboration potentially lessening efficiency.

●	The Pakistan political and economic environment will likely remain unsteady until new elections are called.

●	Continued tensions between the U.S. and China are causing some American companies to pull out of China and move their supply chain elsewhere. (Business Insider, Aug. 28, 2023).

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

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2023 COMPARED TO THE YEAR ENDED JUNE 30, 2022

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2023 and 2022 as a percentage of revenues.

	For the Years
	Ended June 30,
	2023	%	2022	%
Net Revenues:
License fees	$2,269,564	4.3%	$4,539,260	7.9%
Subscription and support	25,980,661	49.6%	28,284,759	49.4%
Services	24,142,990	46.1%	24,423,960	42.7%
Total net revenues	52,393,215	100.0%	57,247,979	100.0%

Cost of revenues	35,477,652	67.7%	33,510,805	58.5%
Gross profit	16,915,563	32.3%	23,737,174	41.5%
Operating expenses:
Selling, general and administrative	24,093,908	46.0%	23,473,343	41.0%
Research and development cost	1,601,613	3.1%	1,342,154	2.3%
Total operating expenses	25,695,521	49.0%	24,815,497	43.3%

Loss from operations	(8,779,958)	-16.8%	(1,078,323)	-1.9%
Other income and (expenses)
Interest expense	(765,030)	-1.5%	(369,801)	-0.6%
Interest income	1,217,850	2.3%	1,655,883	2.9%
Gain (loss) on foreign currency exchange transactions	6,748,038	12.9%	4,327,590	7.6%
Share of net loss from equity investment	(1,033,243)	-2.0%	(2,021,480)	-3.5%
Other income (expense)	(605,570)	-1.2%	(424,128)	-0.7%
Total other income (expenses)	5,562,045	10.6%	3,168,064	5.5%

Net income (loss) before income taxes	(3,217,913)	-6.1%	2,089,741	3.7%
Income tax provision	(926,560)	-1.8%	(988,938)	-1.7%
Net income (loss)	(4,144,473)	-7.9%	1,100,803	1.9%
Non-controlling interest	(1,099,275)	-2.1%	(1,951,959)	-3.4%
Net income (loss) attributable to NetSol	$(5,243,748)	-10.0%	$(851,156)	-1.5%

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.46)		$(0.08)
Diluted	$(0.46)		$(0.08)

Weighted average number of shares outstanding
Basic	11,279,966		11,250,219
Diluted	11,279,966		11,250,219

A significant portion of our business is conducted in currencies other than the U.S. dollar. We operate in several geographical regions as described in Note 20 “Segment Information and Geographic Areas” within the Notes to the Consolidated Financial Statements. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current period results to the prior period foreign currency exchange rates. In the table below, we present the change based on actual results in reported currency and in constant currency.

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Years				Change in	Change due	(Unfavorable)
	Ended June 30,				Constant	to Currency	Change as
	2023	%	2022	%	Currency	Fluctuation	Reported

Net Revenues:	$52,393,215	100.0%	$57,247,979	100.0%	$(2,589,689)	$(2,265,075)	$(4,854,764)

Cost of revenues:	35,477,652	67.7%	33,510,805	58.5%	(11,939,512)	9,972,665	(1,966,847)

Gross profit	16,915,563	32.3%	23,737,174	41.5%	(14,529,201)	7,707,590	(6,821,611)

Operating expenses:	25,695,521	49.0%	24,815,497	43.3%	(5,603,576)	4,723,552	(880,024)

Income (loss) from operations	$(8,779,958)	-16.8%	$(1,078,323)	-1.9%	$(20,132,777)	$12,431,142	$(7,701,635)

Net revenues for the years ended June 30, 2023 and 2022 by segment are as follows:

	2023		2022
	Revenue	%	Revenue	%

North America	$6,117,282	11.7%	$4,288,008	7.5%
Europe	10,758,444	20.5%	10,428,203	18.2%
Asia-Pacific	35,517,489	67.8%	42,531,768	74.3%
Total	$52,393,215	100.0%	$57,247,979	100.0%

Revenues

License Fees

License fees for the year ended June 30, 2023 were $2,269,564 compared to $4,539,260 for the year ended June 30, 2022 reflecting a decrease of $2,269,696 with a change in constant currency of $2,144,206. In the fiscal year ended June 30, 2023, we recognized approximately $1,918,000 related to a new NFS Ascent® agreement with Kubota in Australia and approximately $188,000 related to a new agreement with the Government of Khyber Pakhtunkhwa for the sale of our Ascent® product. In the fiscal year ended June 30, 2022, we recognized approximately $3,000,000 related to a new agreement with DTFS for the sale of both our legacy and Ascent product® for their new business segment in the Japanese, Australian and South African markets and $465,000 from the DFS contract. We also recognized approximately $720,000 related to a new agreement with the Government of Khyber Pakhtunkhwa for the sale of our Ascent product®.

Subscription and Support

Subscription and support fees for the year ended June 30, 2023, were $25,980,661 compared to $28,284,759 for the year ended June 30, 2022 reflecting a decrease of $2,304,098 with a decrease in constant currency of $1,613,325. The decrease was due to the recognition of a one-time post contract support revenue of approximately $3,480,000 using the catch-up approach during the year ended June 30, 2022. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the year ended June 30, 2023, was $24,142,990 compared to $24,423,960 for the year ended June 30, 2022, reflecting a decrease of $280,970 with an increase in constant currency of $1,167,842. The increase in services revenue on a constant currency basis is due to the increase in change requests, enhancements and reimbursable costs. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Gross Profit

The gross profit was $16,915,563 for the year ended June 30, 2023 compared with $23,737,174 for the year ended June 30, 2022. This is a decrease of $6,821,611 with a decrease in constant currency of $14,529,201. The gross profit percentage for the year ended June 30, 2023 decreased to 32.3% from 41.5% for the year ended June 30, 2022. The cost of sales was $35,477,652 for the year ended June 30, 2023 compared to $33,510,805 for the year ended June 30, 2022 for an increase of $1,966,847 and on a constant currency basis an increase of $11,939,512. As a percentage of sales, cost of sales increased from 58.5% for the year ended June 30, 2022 to 67.7% for the year ended June 30, 2023.

Salaries and consultant fees increased by $1,501,361 from $24,528,155 for the year ended June 30, 2022 to $26,029,516 for the year ended June 30, 2023 and on a constant currency basis increased by $8,625,137. The increase is due to increases in salaries and personnel. For fiscal years 2023 and 2022, we had an average of 1,505 and 1,225 technical employees, respectively. As of June 30, 2023, our total number of technical employees decreased to 1,415 from a maximum of 1,579. As a percentage of sales, salaries and consultant expense increased from 42.9% for the year ended June 30, 2022 to 49.7% for the year ended June 30, 2023.

Travel increased by $1,373,418 from $1,036,623 for the year ended June 30, 2022 to $2,410,041 for the year ended June 30, 2023 and on a constant currency basis increased by $2,052,110. The increase in travel expense is due to the increase in travel as countries begin lifting travel restrictions. As a percentage of sales, travel expense increased from 1.8% for year ended June 30, 2022 to 4.6% for the year ended June 30, 2023.

Depreciation and amortization expense decreased to $2,504,046 compared to $2,949,093 for the year ended June 30, 2022 or a decrease of $445,057 and on a constant currency basis an increase of $517,294.

Other cost decreased to $4,534,049 for the year ended June 30, 2023 compared to $4,996,934 for the year ended June 30, 2022 or a decrease of $462,885 and on a constant currency basis an increase of $744,971. The increase in constant currency is mainly due to increase in computer cost of approximately $503,000, connectivity charges of approximately $186,000, utilities and communication costs of approximately $293,000 off set by the reversal of royalty fee of approximately $162,000, and a decrease in repair and maintenance cost of approximately $140,000.

Operating Expenses

Operating expenses were $25,695,521 for the year ended June 30, 2023 compared to $24,815,497, for the year ended June 30, 2022 for an increase of 3.6% or $880,024 and on a constant currency basis an increase of 22.6% or $5,603,576. As a percentage of sales, it increased from 43.4% to 49.0%. The increase in operating expenses was primarily due to increases in selling expenses, general and administrative expenses and research and development costs.

Selling and marketing expenses decreased by $111,542 or 1.6% and on a constant currency basis increased by $1,333,881 or 18.5%. The increase in constant currency is mainly due to increases in salaries of approximately $928,000, travel of approximately $271,000 and other selling expenses of approximately $133,000.

General and administrative expenses were $16,244,936 for the year ended June 30, 2023, compared to $15,390,141 at June 30, 2022 or an increase of $854,795 or 5.6%, and on a constant currency basis an increase of $3,359,080 or 21.8%. During the year ended June 30, 2023, salaries decreased by approximately $237,675 or increased by approximately $1,310,485 on a constant currency basis, due to increases in salaries, medical costs and subsidiary options granted to staff in NetSol PK. The provision for doubtful accounts increased by approximately $1,700,000 and on constant currency basis increased by approximately $1,800,000 primarily due to non-payment from one of our Chinese customers.

Research and development costs were $1,601,613 for the year ended June 30, 2023 compared to $1,342,154 for the year ended June 30, 2022 or an increase of $259,459 or 19.3% and on constant currency basis an increase of $854,083 or 63.6%.

Income/Loss from Operations

Loss from operations was $8,779,958 for the year ended June 30, 2023 compared to a loss of $1,078,323 for the year ended June 30, 2022. This represents an increase in loss of $7,701,635 with an increase of $20,132,777 on a constant currency basis for the year ended June 30, 2023 compared with the year ended June 30, 2022. As a percentage of sales, loss from operations was 16.8% for the year ended June 30, 2023 compared to 1.9% for the year ended June 30, 2022.

Other Income and Expense

Other income was $5,562,045 for the year ended June 30, 2023 compared to $3,168,064 for the year ended June 30, 2022. This represents an increase of $2,393,981 with an increase of $5,469,614 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions off set by recording other comprehensive loss and an impairment in our Drivemate investment and an increase in interest expense.

Interest income was $1,217,850 for the year ended June 30, 2023 compared to $1,655,883 for the period ended June 30, 2022. This represents a decrease of $438,033 or a change of $2,959 on a constant currency basis. Interest income is earned on cash maintained in interest bearing accounts.

During the year ended June 30, 2023, we recognized a gain of $6,748,038 in foreign currency exchange transactions compared to $4,327,590 for the year ended June 30, 2022. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. Dollar and the Euro. During the year ended June 30, 2023, the value of the U.S. dollar and the Euro increased 39.8% and 45.6%, respectively, compared to the PKR. During the year ended June 30, 2022, the value of the U.S. dollar and the Euro increased 29.9% and 14.9%, respectively, compared to the PKR.

The share of net loss from equity investment was $1,033,243 for the year ended June 30, 2023 compared to $2,021,480 for the period ended June 30, 2022. This represents a decrease of $988,237 or a change of $986,639 on a constant currency basis. During the year ended June 30, 2023, we recorded an impairment of approximately $1,041,000 on our investment in Drivemate. During the year ended June 30, 2022, we recorded an impairment of approximately $1,617,000 related to our investments in WRLD3D and Drivemate.

Included in other expenses for the year ended June 30, 2023 is $324,000 and $650,000 related to other comprehensive loss on liquidation of NTPK Thailand and WRLD3D, respectively. These amounts were reclassified from other comprehensive income to the statement of operations for the year ended June 30, 2023.

Non-controlling Interest

For the year ended June 30, 2023 and 2022, the net income attributable to non-controlling interest was $1,099,275 and $1,951,959, respectively. The decrease in non-controlling interest is primarily due to the decrease in net income of NetSol PK.

Net Income (Loss) Attributable to NetSol

Net loss was $5,243,748 for the year ended June 30, 2023 compared to a net loss of $851,156 for the year ended June 30, 2022. This is an increase in loss of $4,392,592 with an increase of $11,427,411 on a constant currency basis, compared to the prior year. For the year ended June 30, 2023, net loss per share was $0.46 for basic and diluted shares. For the year ended June 30, 2022, net loss per share was $0.08 for basic and diluted shares.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the years ended June 30, 2023 and 2022 are as follows:

	For the Years
	Ended June 30,
	2023	2022

Net Income (loss) attributable to NetSol	$(5,243,748)	$(851,156)
Non-controlling interest	1,099,275	1,951,959
Income taxes	926,560	988,938
Depreciation and amortization	3,244,538	3,812,273
Interest expense	765,030	369,801
Interest (income)	(1,217,850)	(1,655,883)
EBITDA	$(426,195)	$4,615,932
Add back:
Non-cash stock-based compensation	317,451	104,347
Adjusted EBITDA, gross	$(108,744)	$4,720,279
Less non-controlling interest (a)	(2,154,850)	(2,903,457)
Adjusted EBITDA, net	$(2,263,594)	$1,816,822

Weighted Average number of shares outstanding
Basic	11,279,966	11,250,219
Diluted	11,279,966	11,250,219

Basic adjusted EBITDA	$(0.20)	$0.16
Diluted adjusted EBITDA	$(0.20)	$0.16

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$1,099,275	$1,951,959
Income Taxes	253,158	258,468
Depreciation and amortization	905,002	1,096,709
Interest expense	237,162	109,361
Interest (income)	(369,197)	(526,567)
EBITDA	$2,125,400	$2,889,930
Add back:
Non-cash stock-based compensation	29,450	13,527
Adjusted EBITDA of non-controlling interest	$2,154,850	$2,903,457

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $15,533,254 at June 30, 2023, compared to $23,963,797 at June 30, 2022.

Net cash provided by operating activities was $2,009,571 for the year ended June 30, 2023 compared to $3,060,622 for the year ended June 30, 2022. At June 30, 2023, we had current assets of $41,603,867 and current liabilities of $20,769,234. We had accounts receivable of $11,714,422 at June 30, 2023 compared to $8,669,202 at June 30, 2022. We had revenues in excess of billings of $12,377,677 at June 30, 2023 compared to $15,425,377 at June 30, 2022 of which $nil and $853,601 are shown as long term as of June 30, 2023 and 2022, respectively. The long-term portion was discounted by $nil and $28,339 at June 30, 2023 and 2022, respectively, using the discounted cash flow method with an interest rate of 4.35%, for the years ended June 30, 2023 and 2022. During the year ended June 30, 2023, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings slightly decreased by $2,480 from $24,094,579 at June 30, 2022 to $24,092,099 at June 30, 2023. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,552,181 and $5,779,510, respectively, at June 30, 2023. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,813,541 and $8,567,145, respectively, at June 30, 2022. The average days sales outstanding for the years ended June 30, 2023 and 2022 were 168 and 140 days respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities amounted to $1,399,231 for the year ended June 30, 2023, compared to $2,260,147 for the year ended June 30, 2022. We had net purchases of property and equipment of $1,399,231 compared to $2,260,147 for the comparable period last fiscal year.

Net cash used in financing activities was $718,992 compared to $1,378,721, for the years ended June 30, 2023, and 2022, respectively. During the years ended June 30, 2023 and 2022, our subsidiaries used cash of $61,124 and $950,352, respectively, for the purchase of treasury shares. During the year ended June 30, 2022, we purchased 22,510 shares of our common stock from the open market for $100,106. The year ended June 30, 2023, included cash inflow of $270,292 from bank proceeds compared to $941,841 for the same period last year. During the year ended June 30, 2023, we had net payments for bank loans and capital leases of $928,160 compared to $1,270,104 for the year ended June 30, 2022. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options. As of June 30, 2023, we had approximately $15.5 million of cash, cash equivalents and marketable securities of which approximately $13.5 million is held by our foreign subsidiaries. As of June 30, 2022, we had approximately $24.0 million of cash, cash equivalents and marketable securities of which approximately $22.8 million was held by our foreign subsidiaries.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally.

As a growing company, we have on-going capital expenditure needs based on our short term and long-term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing working capital of $2 to $3 million for APAC, U.S. and European new business development activities and infrastructure enhancements.

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($379,747) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($1,741,493) and a running finance facility of Rupees 53.6 million ($186,688). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($3,134,687). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($1,323,535) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Contractual Obligations

Our contractual obligations are as follows:

	Payment due by period				More than 5
Contractual Obligation	Total	0 - 1 year	1-3 Years	3-5 Years	years
Debt Obligations
D&O Insurance	$89,823	$89,823	$-	$-	$-
Loan Payable Bank - Export Refinance	1,741,493	1,741,493	-	-	-
Loan Payable Bank - Export Refinance II	1,323,535	1,323,535	-	-	-
Loan Payable Bank - Export Refinance III	2,438,089	2,438,089	-	-	-
Term Finance Facility	13,356	13,356	-	-	-
Sale and Leaseback Financing	321,113	148,264	172,849	-	-
Subsidiary Finance Leases	28,330	24,950	3,380	-	-
Operating Lease Obligations	1,157,431	505,237	589,025	62,733	436
Total	$7,113,170	$6,284,747	$765,254	$62,733	$436

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NETSOL’s financial statements for the fiscal years ended June 30, 2023 and June 30, 2022, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NETSOL’s financial statements for the fiscal year ended June 30, 2023 and 2022, there were no disagreements, disputes, or differences of opinion with BF Borgers CPA PC. (“BF Borgers”) on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference to the matter in their report.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2023. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2023, the Company’s internal control over financial reporting are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2023, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2023, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2022 Annual Shareholders Meeting held in June 2023, a five-member board stood for election. The members were elected and, according to the bylaws of the Company shall retain their position as directors until the next meeting. The board of directors is made up of Mr. Najeeb U. Ghauri (Chairman of the Board), Mr. Mark Caton, Ms. Malea Farsai, Mr. Kausar Kazmi and Mr. Michael Francis. Mr. Henry Tolentino did not stand for re-election due to personal reasons and Mr. Michael Francis was nominated and elected to the Board.

Committees

During the fiscal year 2023, the Audit Committee, the Compensation Committee and the Nominating and Corporate Government Committee were structured as follows: The Audit Committee consisted of Mr. Kazmi, as Chair, with Mr. Caton and Mr. Tolentino as members. The Compensation Committee consisted of Mr. Caton, as Chair, with Mr. Kazmi and Mr. Tolentino as its members. The Nominating and Corporate Governance Committee consisted of Mr. Tolentino, as Chair, with Mr. Caton and Mr. Kazmi as its members. In September 2023, Mr. Michael Francis was appointed as the Chair of the Nominating and Corporate Governance Committee and was appointed as a member of the Audit Committee and the Compensation Committee.

The table below provides the membership for each of the committees during Fiscal Year 2023.

Nominating and
Corporate
	Audit	Compensation	Governance
Director	Committee	Committee	Committee
Najeeb Ghauri
Malea Farsai
Mark Caton (I)	X	X (C)	X
Kausar Kazmi (I)	X (C)	X	X
Henry Tolentino * (I)	X	X	X (C)
Michael Francis ** (I) (N)

*Mr. Tolentino’s term ended June 2023.

** Mr. Francis was elected to the Board in June 2023, but did not join as a committee member until September 2023.

(I) Denotes an Independent Director.

(C) Denotes the Chairperson of the Committee.

(N) Mr. Francis became the Nominating Committee Chairman in September 2023.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected as an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	69	Chief Executive Officer, Chairman and Director	Brother of Naeem Ghauri
Naeem Ghauri	1999	66	President	Brother of Najeeb Ghauri
Roger Almond	2013	58	Chief Financial Officer	None
Patti L. W. McGlasson	2004	58	Sr. V.P., Legal and Corporate Affairs; Secretary, General Counsel	None
Mark Caton	2002	74	Director	None
Malea Farsai	2018	54	Director; Corporate Counsel	None
Henry Tolentino	2018	74	Director	None
Syed Kausar Kazmi	2019	70	Director	None
Michael Francis	2023	57	Director	None

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

NAEEM GHAURI was a Director of the Company from 1999 through 2020 and was the Company’s Chief Executive Officer from August 2001 to October 2006. Mr. Ghauri is also a co-founder of the Company. Currently, Mr. Ghauri serves as the President and Director of Global Sales of NETSOL, director of NETSOL (UK) Ltd., a wholly owned subsidiary of the Company located in London, and Chairman of NetSol Technologies Limited in Pakistan. While instrumental in numerous transactions, his most significant contribution to the revenue of the Company was his role in overseeing and leading the closing of the largest contract to date for the Company worth $100 million signed in December 2015. More recently, Mr. Ghauri headed the sales team that signed a contract valued in excess of $35 million. Mr. Ghauri spearheaded the Innovation practice of the Company while he was located in Thailand with an eye towards working with rideshare platforms as sustainable business models for the Company as the CEO of OTOZ™, Inc. He is currently based out of NetSol’s Pakistan office, Prior to joining the Company, Mr. Ghauri was Program Director for Mercedes-Benz Finance Ltd., from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysts and users in nine European Countries. Mr. Ghauri is a board member of Drivemate Co., Ltd., the Company’s partner in Thailand, as a representative of NetSol. Mr. Ghauri earned his degree in computer science from Brighton University in England.

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

MARK CATON joined the Board of Directors in 2007. Mr. Caton is currently President of Centela Capital, Inc. a diversified financial services company, a position he has held since 2006. Prior to joining Centela Capital, Mr. Caton was President of NETSOL Technologies USA, responsible for US sales, from June 2002 to December 2003. Mr. Caton was previously employed by ePlus from 1994 to 2002 as Senior Vice President-Business Development. He was a member of the UCLA Alumni Association Board of Directors and served on the Board of Directors of NETSOL from 2002-2005. Mr. Caton is the Chair of the Compensation Committee and a member of the Audit and Nominating and Corporate Governance Committees. Mr. Caton received his BA from UCLA in psychology in 1971.

Skills and Qualifications: Mr. Caton serves the Board with his 45 years of experience in sales, marketing and management in the financial leasing and software industries.

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

HENRY TOLENTINO joined the Board of Directors for the first time in 2018 and served as a director until his term ended in June 2023. Mr. Tolentino brought over than 30 years of experience in the auto finance industry working with global manufacturers such as Toyota and General Motors. Prior to joining NETSOL’s advisory board in 2017, Mr. Tolentino held several executive positions at Toyota Leasing (Thailand) Co., Ltd., including most recently as president from 2006 to 2014 and then served as an advisor from 2015 to 2016. Prior to Toyota Leasing, Mr. Tolentino spent more than 10 years with Toyota Motor Credit Corporation, USA. He began his career in the auto finance industry with General Motors Acceptance Corporation. Mr. Tolentino served as the Chair of the Nomination and Corporate Governance Committee and member of the Audit and Compensation Committees until the end of his term in June 2023.

Skills and Qualifications: Mr. Tolentino has significant knowledge in international automobile manufacturing, business strategy and managing growth in the automotive industry. Using his experience, he provided the Company’s management with strategic advice.

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

Mr. Kazmi received his BSc in Chemical Engineering with II Class Honors from Habib Institute of Technology in 1974. He sits on the board of many charitable organizations, with a focus on helping raise funds. Mr. Kazmi is the Chair of the Audit Committee and is a member of the Nominating and Corporate Governance and Compensation Committees.

Skills and Qualifications: Mr. Kazmi has strong financial services and management expertise. He directs the operations of a financial services business, expending its focus on business development.

MICHAEL FRANCIS is nominated to the Board of Directors for the first time this year in June 2023. Mr. Francis brings over 30 years of expertise in the banking and finance industry. He is currently Joint Managing Partner of Alderson Francis Associates Ltd, which provides business consulting to UK finance, software, and private equity businesses. Prior to this, he was Co-Head of Investment Banking at Investec Bank UK PLC, until October 2020. He was at Investec for 18 years, in various roles, most significantly as the founder and CEO of Investec asset Finance PLC, which is a significant client of NETSOL. From November 2022 to May 2023, Mr. Francis served as an interim executive director for VLS, a subsidiary of NTE to utilize his Financial Conduct Authority (FCA) authorization to assist VLS in strategic management of its business and to meet VLS’s FCA requirements. Mr. Francis also held senior management positions at Barclays Bank PLC and ANZ Investment Bank. Mr. Francis received his BSc in Biochemistry with II Class Honors from The University College of Wales, Aberystwyth in 1987. He is also a Fellow of the Institute of Chartered Accountants in England and Wales, qualifying with Ernst & Young in 1992. Mr. Francis is currently a trustee of the School of Hard Knocks located in the United Kingdom. He also served as the Chair of the Finance Committee of The Beacon School, located in the UK, for nine years. In September 2023, Mr. Francis was appointed as the Chair of the Nomination and Corporate Governance Committee and a member of the Audit and Compensation Committees.

Skills and Qualifications: Mr. Francis brings to the Board a seasoned expertise in financial services strategy, especially in the field of Lease and Finance as well as management proficiency.

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

Audit Committee

The Company has an Audit Committee whose members are the independent directors of the Company, specifically, Mr. Kazmi, Mr. Caton, and Mr. Tolentino with Mr. Francis replacing Mr. Tolentino after being elected to the Board in June 2023 and being appointed as a member of the Audit Committee in September 2023. Mr. Kazmi is the current Chair of the Audit Committee.

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

Fiscal 2023 Executive Compensation Highlights and Governance

This section identifies the most significant decisions and changes made regarding NETSOL’s executive compensation in fiscal year 2023.

Shareholder Approval of Compensation

At the last annual general meeting held on June 7, 2023, shareholders expressed support for our executive compensation programs, with 75% of votes cast at the meeting voting to ratify the compensation of our named executive officers. Although the advisory shareholder vote on executive compensation is non-binding, the Compensation Committee has considered, and will continue to consider, the outcome of the vote and the sentiments of our shareholders when making future compensation decisions for the named executive officers. Based on the results from our last annual general meeting, the Compensation Committee believes shareholders support the Company’s executive compensation philosophy and the compensation paid to the named executive officers.

Taking into account the support of this plan at the June 7, 2023 Annual Shareholders Meeting, the Compensation Committee believes the compensation program meaningfully explains the Compensation Committee’s compensation decisions and its determination to tie long term incentives of the Chief Executive Officer to performance criteria. The Compensation Committee continues to reach out to its shareholders regarding their positions on the Company’s compensation program. In connection with the proxy solicitations, the executive compensation was discussed with certain of our top shareholders and their general acceptance of the compensation structure is reflected in the proxy vote results. Accordingly, the Compensation Committee will continue to provide the CEO with a bonus criterion that is based on total revenues and income from operations on a graduated basis. Bonuses would be paid 60% in cash and 40% in stock valued at the share price on June 30th of the fiscal year in which it was earned.

At the annual general meeting on June 7, 2023, the Shareholders overwhelmingly approved an annual vote on the Frequency of Say on Pay voting. Accordingly, we will continue to provide our stockholders with an annual opportunity to cast an advisory vote on the compensation programs for our named executive officers and as always, the stockholders are welcome to contact Investor Relations with any questions.

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

For 2023, compensation designed for our executive officers consisted of:

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

Independent Compensation Consultant

The Compensation Committee retained Compensation Resources, Inc. as its independent compensation consultant. Compensation Resources provided chief executive officer and director compensation consulting services to the Compensation Committee, including a competitive market analysis of peers and the base salary, total cash compensation and total direct compensation. Interactions with Compensation Resources was limited to the Compensation Committee Chair and interaction with executives was generally limited to discussions as required to compile information at the Compensation Committee’s direction. During fiscal year 2023, Compensation Resources did not provide services to the Company. Based on these factors and its own evaluation of Compensation Resources independence pursuant to the requirements approved and adopted by the SEC, the Compensation Committee has determined that the work performed by Compensation Resources does not raise any conflicts of interest.

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

Executive Compensation Principles

Shareholder Alignment	● ●

Our executive compensation programs are designed to create shareholder value.

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

American Software, Inc.

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

2023 Executive Compensation Components

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

Mr. Ghauri’s base salary for fiscal year 2023 was $700,000 and in addition he received $200,000 in allowances. Mr. Ghauri’s base salary and allowances will remain the same for fiscal year 2024. Mr. Almond’s base salary for fiscal year 2023 was $226,000 and in addition he received $24,000 in allowances. For fiscal year 2024, Mr. Almonds salary will remain the same. Ms. McGlasson salary for fiscal year 2023 was $233,622 and her base salary for fiscal year 2024 will remain the same. The Compensation Committee determined that salary alone was an adequate basis for short term compensation, and that equity incentives would be used for the long-term elements of incentive programs for Ms. McGlasson and Mr. Almond.

Annual Bonus

Our compensation program includes eligibility for bonuses as rewarded by the Compensation Committee. All executives are eligible for annual performance-based cash bonuses in accordance with Company policies. The Compensation Committee takes into consideration the executive’s performance during the previous year to determine eligibility for discretionary bonuses. Further, the compensation committee will review, if applicable, the performance criteria set forth in an executive’s previous year’s agreement and will determine if the executive has met such criteria in order to achieve the bonus. The Company’s bonus criteria at the executive management level, is typically based on a gross revenue and income from operations targets. Cash bonuses, if any for 2023 are reflected in the summary of compensation table on page 43. For 2023, based on structured KPI’s by the compensation committee, Mr. Ghauri did not earn any bonus. See bonus structure as discussed below on page 41. The Compensation Committee determined that Gross Revenue and Income from Operations structure used in fiscal 2023 continues to be a proper measure for measuring Mr. Ghauri’s performance in that it encourages his participation in revenue generating activities and continues to incentivize him to monitor and maximize cost efficiency.

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

Mr. Najeeb Ghauri’s bonus for fiscal year 2023 is based on the total revenues and income from operations on a graduated basis. The following table demonstrates the graduated percentage of bonus that Mr. Ghauri will be eligible to earn based on the percentage of the goal achieved. Bonuses will be paid 60% in cash and 40% in shares of common stock valued on June 30, 2023. Total net revenues and income from operations are based on those values reported for the year ending June 30, 2023 excluding any adjustments relating to changes in revenue recognition policy.

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

Mr. Ghauri’s bonus for the fiscal year 2024 will be based on the same criteria stated above.

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

Summary Compensation

The following table shows the compensation for the fiscal years ended June 30, 2023 and 2022, earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)		Total ($)
Najeeb Ghauri	2023	$700,000		$-		$-	$-	$200,000	(3)	$900,000
CEO & Chairman	2022	$700,000		$69,922	(2)	$-	$-	$200,000	(3)	$969,922
Naeem Ghauri	2023	$802,883	(4)	$-		$-	$-	$47,220	(5)	$850,103
President	2022	$793,428	(4)	$-		$-	$-	$45,830	(5)	$839,258
Roger K Almond	2023	$226,000		$10,000		$-	$-	$36,871	(6)	$272,871
Chief Financial Officer	2022	$197,041		$20,000		$-	$-	$34,066	(6)	$251,107
Patti L. W. McGlasson	2023	$233,622		$-		$-	$-	$11,719	(7)	$245,341
Secretary, General Counsel	2022	$212,384		$-		$-	$-	$10,426	(7)	$222,810

(1) There were no stock awards during the three years presented.

(2) Bonus was awarded based on Mr. Ghauri’s bonus structure as detailed on page 41.

(3) Per Mr. Najeeb Ghauri’s compensation agreement, he received $200,000 in allowances, perquisites and benefits such as car allowance, insurance premiums, and home office allowance for the fiscal years ended June 30, 2023 and 2022.

(4) Consists of $610,068 and $586,397 base salary and $192,815 and $207,031 commission for the fiscal years ended June 30, 2023 and 2022, respectively.

(5) Per Mr. Naeem Ghauri’s compensation agreement, he received $47,220 and $45,830 in allowances, perquisites and benefits for the fiscal years ended June 30, 2023 and 2022, respectively.

(6) Consists of $12,871 and $10,066 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal years ended June 30, 2023 and 2022, respectively, and $24,000 paid as car allowance for the years ended June 30, 2023 and 2022.

(7) Consists of $11,719 and $10,426 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal years ended June 30, 2023 and 2022, respectively.

Grants of Plan-Based Awards

There were no stock grants during the three years presented.

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

Employment Agreement with Najeeb Ghauri

Effective January 1, 2007, the Company entered into an Employment Agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended effective January 1, 2008, January 1, 2010, July 25, 2013 and again on June 30, 2014. Changes made in the June 30, 2014 amendment are effective July 1, 2014. Pursuant to the CEO Agreement, as amended, between Mr. Ghauri and the Company (the “CEO Agreement”), the Company agreed to employ Mr. Ghauri as its Chief Executive Officer for a five-year term. The term of employment automatically renews for 12 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2023, Mr. Ghauri is entitled to an annualized compensation of $900,000 consisting of salary, allowances, perquisites and benefits, and is eligible for annual bonuses based on the bonus structure adopted by the Compensation Committee as described in Item 11 under Executive Compensation beginning on page 37. For fiscal year 2024, Mr. Ghauri’s annualized compensation consisting of salary, allowance, perquisites and benefits will be $900,000. Mr. Ghauri is entitled to six weeks of paid vacation per calendar year.

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

Employment Agreement with Roger K. Almond

Effective March 1, 2015, the Company entered into an Employment Agreement with our Chief Financial Officer, Mr. Roger K. Almond. Pursuant to the Employment Agreement, between Mr. Almond and the Company (the “CFO Agreement”), the Company agreed to employ Mr. Almond as its Chief Financial Officer from the date of the CFO Agreement through February 28, 2017. According to the terms of the CFO Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2023, Mr. Almond was entitled to an annualized base salary of $226,000 per annum and a $2,000 per month car allowance, and eligible for annual bonuses at the discretion of the Chief Executive Officer. There is no change in Mr. Almond’s salary for the fiscal year 2024, and is eligible for annual bonuses at the discretion of the Chief Executive Officer. In addition, Mr. Almond is entitled to participate in the Company’s equity incentive plans and is entitled to four weeks of paid vacation per calendar year.

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

Employment Agreement with Patti L. W. McGlasson

Effective May 1, 2006, the Company entered into an Employment Agreement with our Secretary, General Counsel and Sr. Vice President, Legal and Corporate Affairs, Ms. Patti L. W. McGlasson. Pursuant to the Employment Agreement and its related amendments, between Ms. McGlasson and the Company (the “General Counsel Agreement”), the Company agreed to employ Ms. McGlasson as its Secretary and General Counsel from the date of the General Counsel Agreement through June 30, 2017. According to the terms of the General Counsel Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. The General Counsel Agreement was amended on July 25, 2013 and again on June 30, 2014 (the General Counsel Agreement and all amendments referred to as the “GC Agreement”). Changes made in the June 30, 2014 amendment are effective July 1, 2014. Under the GC Agreement, Ms. McGlasson is entitled to an annualized base salary of $233,622 per annum, and is eligible for annual bonuses at the discretion of the Chief Executive Officer. There is no change in Ms. McGlasson’s salary for fiscal year 2024. In addition, Ms. McGlasson is entitled to participate in the Company’s equity incentive plans and, is entitled to six weeks of paid vacation per calendar year.

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

As of June 30, 2023, there are no outstanding stock options or grants of unvested stock awards.

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2023, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$2,800,000	$116,667	$2,800,000
Health Related Benefits	69,744	-	69,744
Bonus	-	-	-
Salary Multiple Pay-out	2,093,000	-	-
Bonus or Revenue One-time Pay-Out	523,932	-	-
Net Cash Value of Options	-	-	-
Total	$5,486,676	$116,667	$2,869,744

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

The following table summarizes the potential payments to Mr. Almond assuming his employment with us was terminated or a change of control occurred on June 30, 2023, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$226,000	$37,667	$226,000
Health related benefits	12,876	-	12,876
Bonus	-	-	-
Salary Multiple Pay-out	675,740	-	-
Bonus or Revenue One-time Pay-Out	261,966	-	-
Net Cash Value of Options	-	-	-
Total	$1,176,582	$37,667	$238,876

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2023, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$467,244	$38,937	$467,244
Health related benefits	23,448	-	23,448
Bonus	-	-	-
Salary Multiple Pay-out	698,530	-	-
Bonus or Revenue One-time Pay-Out	261,966	-	-
Net Cash Value of Options	-	-	-
Total	$1,451,188	$38,937	$490,692

Director Compensation

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

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company’s compensation policies for the fiscal year ended June 30, 2023, other than Najeeb Ghauri and Malea Farsai who were paid as part of their employment agreements with the Company and not as directors.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARE AWARDS ($)	TOTAL ($)

Mark Caton	53,000	53,000	106,000
Henry Tolentino	53,000	53,000	106,000
Kausar Kazmi	53,000	53,000	106,000
	159,000	159,000	318,000

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

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Mr. Caton (Chairman), Mr. Kazmi, and Mr. Francis. All current members of the Compensation Committee are “independent directors” as defined under the NASDAQ Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2023, or at any other relevant time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Employee Equity Plans

OPTIONS:

	Number of Options Authorized	Options Grants Issued	Options Grants Cancelled / Expired	Available for Issue	Options Issued but Outstanding

The 2005 stock option plan	500,000	499,859	-	141	-
The 2013 stock option plan	1,250,000	1,192,876	-	57,124	-
The 2015 stock option plan	1,250,000	943,578	-	306,422	-
	3,700,000	3,336,313	-	363,687	-

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, its only class of outstanding voting securities as of September 15, 2023, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company’s present directors and officers, and (iii) all officers and directors as a group:

		Number of Shares
Name of Beneficial Owner (1)		Beneficially Owned (2)	Percentage
Najeeb Ghauri	(3)	823,656	7.26%
Naeem Ghauri	(3)	416,697	3.67%
Mark Caton	(3)	121,021	1.07%
Henry Tolentino **	(3)	46,752	*
Kausar Kazmi	(3)	30,884	*
Michael Francis	(3)	-	*
Patti McGlasson	(3)	81,050	*
Roger Almond	(3)	30,000	*
Malea Farsai	(3)	39,811	*
Todd M Felte	(5)	690,847	6.09%
The Vanguard Group	(6)	589,481	5.20%
All officers and directors as a group (nine persons)		1,589,871	14.01%

* Less than one percent

** He is no longer director of the Company

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to share grants that will vest or options currently exercisable or exercisable within 60 days of September 15, 2023, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Address c/o NetSol Technologies, Inc. at 16000 Ventura Blvd., Suite 770, Encino, CA 91436.

(4) Shares issued and outstanding as of September 15, 2023 were 11,345,856.

(5) 5% or greater shareholder based on Schedule 13G filing on April 13, 2023.

(6) 5% or greater shareholder based on Schedule 13G filing on June 30, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

Other than compensation arrangements for our executive officers and directors, which are described under “Executive and Director Compensation”, since July 1, 2022, there are no transactions to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of $120,000 of one percent (1%) of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, had or will have a direct or indirect material interest.

Director Independence

The Nasdaq Stock Market LLC (“Nasdaq”) requires that a majority of our board of directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The board has determined that Mark Caton, Kausar Kazmi, Mr. Henry Tolentino, and Michael Francis are “independent”. Our board currently consists of three independent directors and two non-independent directors. Mr. Tolentino’s term ended in June 2023 and Mr. Francis was elected to the Board of Directors in June 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

BF Borgers audited the Company’s financial statements for the fiscal year ended June 30, 2023 and 2022. The aggregate fees billed by principal accountants for the annual audit and review of financial statements included in the Company’s Form 10-K, services related to providing an opinion in connection with our public offering of shares of common stock and/or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $262,500 and $250,000 for the years ended June 30, 2023 and 2022, respectively.

Tax Fees

Tax fees for fiscal year 2023 were $16,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2022. Tax fees for fiscal year 2022 were $16,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2021.

All Other Fees

No other fees were paid to principal accountant during the fiscal year 2023 and 2022.

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

Any approval required under the policy must be given by the Audit Committee, by the Chair of the Committee in office at the time, or by any other Committee member to whom the Committee has delegated that authority. The Audit Committee does not delegate its responsibilities to approve services performed by the independent auditors to any member of management.

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

NetSol Technologies, Inc.

Date:	September 22, 2023	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer

Date:	September 22, 2023	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	September 22, 2023	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date:	September 22, 2023	BY:	/S/ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Accounting Officer

Date:	September 22, 2023	BY:	/S/ MARK CATON
Mark Caton
Director

Date:	September 22, 2023	BY:	/S/ MALEA FARSAI
Malea Farsai
Director

Date:	September 22, 2023	BY:	/S/ MICHAEL FRANCIS
Michael Francis
Director

Date:	September 22, 2023	BY:	/S/ KAUSAR KAZMI
Kausar Kazmi
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of NetSol Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. as of June 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2020

Lakewood, CO

September 22, 2023

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of	As of
	June 30, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,533,254	$23,963,797
Accounts receivable, net of allowance of $420,354 and $166,231	11,714,422	8,669,202
Revenues in excess of billings, net of allowance of $1,380,141 and $136,976	12,377,677	14,571,776
Other current assets	1,978,514	2,223,361
Total current assets	41,603,867	49,428,136
Revenues in excess of billings, net - long term	-	853,601
Property and equipment, net	6,161,186	9,382,624
Right of use assets - operating leases	1,151,575	969,163
Long term investment	25,396	1,059,368
Other assets	6,931	25,546
Intangible assets, net	127,931	1,587,670
Goodwill	9,302,524	9,302,524
Total assets	$58,379,410	$72,608,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,552,181	$6,813,541
Current portion of loans and obligations under finance leases	5,779,510	8,567,145
Current portion of operating lease obligations	505,237	548,678
Unearned revenue	7,932,306	4,901,562
Total current liabilities	20,769,234	20,830,926
Loans and obligations under finance leases; less current maturities	176,229	476,223
Operating lease obligations; less current maturities	652,194	447,260
Total liabilities	21,597,657	21,754,409

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,284,887 shares issued and 11,345,856 outstanding as of June 30, 2023 12,196,570 shares issued and 11,257,539 outstanding as of June 30, 2022	122,850	121,966
Additional paid-in-capital	128,476,048	128,218,247

Treasury stock (at cost, 939,031 shares as of June 30, 2023 and June 30, 2022)	(3,920,856)	(3,920,856)
Accumulated deficit	(44,896,186)	(39,652,438)
Other comprehensive loss	(45,975,156)	(39,363,085)
Total NetSol stockholders’ equity	33,806,700	45,403,834
Non-controlling interest	2,975,053	5,450,389
Total stockholders’ equity	36,781,753	50,854,223
Total liabilities and stockholders’ equity	$58,379,410	$72,608,632

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years
	Ended June 30,
	2023	2022
Net Revenues:
License fees	$2,269,564	$4,539,260
Subscription and support	25,980,661	28,284,759
Services	24,142,990	24,423,960
Total net revenues	52,393,215	57,247,979

Cost of revenues	35,477,652	33,510,805
Gross profit	16,915,563	23,737,174

Operating expenses:
Selling, general and administrative	24,093,908	23,473,343
Research and development cost	1,601,613	1,342,154
Total operating expenses	25,695,521	24,815,497

Loss from operations	(8,779,958)	(1,078,323)

Other income and (expenses)
Interest expense	(765,030)	(369,801)
Interest income	1,217,850	1,655,883
Gain on foreign currency exchange transactions	6,748,038	4,327,590
Share of net loss from equity investment	(1,033,243)	(2,021,480)
Other income (expense)	(605,570)	(424,128)
Total other income (expenses)	5,562,045	3,168,064

Net income (loss) before income taxes	(3,217,913)	2,089,741
Income tax provision	(926,560)	(988,938)
Net income (loss)	(4,144,473)	1,100,803
Non-controlling interest	(1,099,275)	(1,951,959)
Net income (loss) attributable to NetSol	$(5,243,748)	$(851,156)

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.46)	$(0.08)
Diluted	$(0.46)	$(0.08)

Weighted average number of shares outstanding
Basic	11,279,966	11,250,219
Diluted	11,279,966	11,250,219

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	For the Years
	Ended June 30,
	2023	2022
Net income (loss)	$(5,243,748)	$(851,156)
Other comprehensive income (loss):
Translation adjustment	(10,184,324)	(11,175,077)
Translation adjustment attributable to non-controlling interest	3,572,253	3,680,473
Net translation adjustment	(6,612,071)	(7,494,604)
Comprehensive income (loss) attributable to NetSol	$(11,855,819)	$(8,345,760)

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2023 and 2022

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2023 and 2022

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2022	12,196,570	$121,966	$128,218,247	$(3,920,856)	$(39,652,438)	$(39,363,085)	$5,450,389	$50,854,223
Common stock issued for:
Services	88,317	884	225,616	-	-	-	-	226,500
Adjustment in APIC for change in subsidiary shares to non-controlling interest	-	-	120,565	-	-	-	(120,565)	-
Fair value of subsidiary options issued	-	-	90,951	-	-	-	-	90,951
Acquisition of non-controlling interest in subsidiary	-	-	(179,331)	-	-	-	118,207	(61,124)
Foreign currency translation adjustment	-	-	-	-	-	(6,612,071)	(3,572,253)	(10,184,324)
Net income (loss) for the year	-	-	-	-	(5,243,748)	-	1,099,275	(4,144,473)
Balance at June 30, 2023	12,284,887	$122,850	$128,476,048	$(3,920,856)	$(44,896,186)	$(45,975,156)	$2,975,053	$36,781,753

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years
	Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(4,144,473)	$1,100,803
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,244,538	3,812,273
Provision for bad debts	1,702,744	23,388
Goodwill impairment	-	214,044
Impairment and share of net loss from investment under equity method	2,113,430	2,021,480
Loss on sale of assets	19,721	205,288
Stock based compensation	317,451	104,347
Changes in operating assets and liabilities:
Accounts receivable	(6,860,983)	(5,669,262)
Revenues in excess of billing	1,514,305	(1,273,693)
Other current assets	(131,108)	469,194
Accounts payable and accrued expenses	709,758	1,121,308
Unearned revenue	3,524,188	931,452
Net cash provided by operating activities	2,009,571	3,060,622

Cash flows from investing activities:
Purchases of property and equipment	(1,639,438)	(2,609,205)
Sales of property and equipment	240,207	349,058
Net cash used in investing activities	(1,399,231)	(2,260,147)

Cash flows from financing activities:
Purchase of treasury stock	-	(100,106)
Purchase of subsidiary treasury stock	(61,124)	(950,352)
Proceeds from bank loans	270,292	941,841
Payments on finance lease obligations and loans - net	(928,160)	(1,270,104)
Net cash used in financing activities	(718,992)	(1,378,721)
Effect of exchange rate changes	(8,321,891)	(9,163,111)
Net decrease in cash and cash equivalents	(8,430,543)	(9,741,357)
Cash and cash equivalents at beginning of the period	23,963,797	33,705,154
Cash and cash equivalents at end of period	$15,533,254	$23,963,797

The accompanying notes are an integral part of these consolidated financial statements.

F-8

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years
	Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$679,925	$433,083
Taxes	$982,731	$1,234,793

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under finance lease	$-	$49,189
Shares issued to vendor for services received	$67,500	$19,525

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

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

June 30, 2023 and 2022

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance, except balances maintained in China are insured for RMB500,000 ($68,871) in each bank and in the UK for GBP 85,000 ($107,595) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of June 30, 2023 and 2022, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $13,523,997 and $22,758,963, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

Revenues in Excess of Billings

Revenues in excess of billings represent the total of the project to be billed to the customer for revenues recognized per US GAAP. As the customers are billed under the terms of their contract, the corresponding amount is transferred from this account to “Accounts Receivable.” The Company recognizes the potential risk associated with recognizing revenues in excess of billings, including the risk of non-payment by the customer. Therefore, management continually assesses the collectability of such amounts and makes appropriate provisions or adjustments if collectability becomes doubtful.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

Intangible Assets

Intangible assets consist of capitalized software cost. Intangible assets with finite lives are amortized over the estimated useful life and are evaluated for impairment at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the discounted expected future cash flows. If the future discounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

June 30, 2023 and 2022

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

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The Company did not have any financial assets that were measured at fair value on a recurring basis at June 30, 2023.

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2022, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$853,601	$853,601
Total	$-	$-	$853,601	$853,601

The reconciliation for the years ended June 30, 2023 and 2022 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2021	$1,024,382	$(66,779)	$957,603
Amortization during the period	-	38,005	38,005
Transfers to short term	(129,352)	-	(129,352)
Effect of Translation Adjustment	(13,090)	435	(12,655)
Balance at June 30, 2022	$881,940	$(28,339)	$853,601
Amortization during the period	-	28,029	28,029
Transfers to short term	(890,794)	-	(890,794)
Effect of Translation Adjustment	8,854	310	9,164
Balance at June 30, 2023	$-	$-	$-

The Company used the discounted cash flow method with an interest rate of 4.35% for the year ended June 30, 2022.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2023 and 2022 were $64,556 and $119,592, respectively.

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

June 30, 2023 and 2022

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

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries. (See Note 20 “Segment Information and Geographic Areas”)

Recent Accounting Standards Adopted by the Company:

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and results in fewer instruments with embedded conversion features being separately recognized from the host contract as compared with current standards. Those instruments that do not have a separately recognized embedded conversion feature will no longer recognize a debt issuance discount related to such a conversion feature and would recognize less interest expense on a periodic basis. Additionally, the ASU amends the calculation of the share dilution impact related to a conversion feature and eliminates the treasury method as an option. For instruments that do not have a component mandatorily settled in cash, the change will likely result in a higher amount of share dilution in the calculation of earnings per share. This ASU is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2021, and was adopted by the Company July 1, 2022. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The elective amendments provide expedients to contract modification, affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by this guidance apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. This guidance is not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The guidance can be applied immediately through December 31, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies accounting for convertible instruments by removing major separation models required under current Generally Accepted Accounting Principles (GAAP).” In addition, the ASU “removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it” and “simplifies the diluted earnings per share (EPS) calculation in certain areas. The guidance is effective for fiscal years beginning after December 15, 2021 and interim periods therein, and was adopted by the Company on July 1, 2022. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

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

June 30, 2023 and 2022

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

June 30, 2023 and 2022

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

The Company’s disaggregated revenue by category is as follows:

	For the Years
	Ended June 30,
	2023	2022
Core:
License	$2,269,564	$4,539,260
Subscription and support	25,980,661	28,284,759
Services	19,676,414	19,519,508
Total core revenue, net	47,926,639	52,343,527

Non-Core:
Services	4,466,576	4,904,452
Total non-core revenue, net	4,466,576	4,904,452

Total net revenue	$52,393,215	$57,247,979

Significant Judgments

More judgments and estimates are required under Topic 606 than were required under Topic 605. Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	June 30, 2023	June 30, 2022

Revenues in excess of billings	$12,377,677	$15,425,377

Unearned revenue	$7,932,306	$4,901,562

The Company’s unearned revenue reconciliation is as follows:

Unearned Revenue

Balance at June 30, 2021	$4,556,626
Invoiced	18,800,227
Revenue Recognized	(17,881,803)
Adjustments	(573,488)
Balance at June 30, 2022	4,901,562
Invoiced	23,549,941
Revenue Recognized	(19,762,568)
Adjustments	(756,629)
Balance at June 30, 2023	$7,932,306

At June 30, 2023, the Company recorded a provision of $1,275,000 against revenues in excess of billings related to an overdue balance from a customer in the Asia-Pacific segment, which the Company determined to be uncollectible.

During the year ended June 30, 2023, the Company recognized revenue of $3,453,962, which was included in the unearned revenue balance at the beginning of the period. All other activity in unearned revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $34,300,000 as of June 30, 2023, of which the Company estimates to recognize approximately $18,700,000 in revenue over the next 12 months and the remainder over an estimated 3 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

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

NOTE 4 – RE-CLASSIFICATION OF OTHER COMPREHENSIVE INCOME (LOSS)

The Company re-classified certain foreign currency translation adjustments of foreign entities in other comprehensive income (loss) to income (loss) for the period ended June 30, 2023.

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Year ended June 30, 2023 Amount Reclassified from Accumulated Other Income (Loss)	Affected Line Item in the Statement Consolidated Statement of Operations Where Net Loss is Presented

Foreign currency translation gain (loss) on
liquidation of NTPK Thailand	$(323,764)	Gain on foreign currency exchange transactions

Foreign currency translation gain (loss) on
investment in WRLD3D	(650,242)	Other income (expense)

Total reclassification for the period	$(974,006)

NTPK Thailand had been a dormant company in Thailand since 2016 when it was replaced by NetSol Technologies Thailand Limited. During the year ended June 30, 2023, the dissolution of NTPK Thailand was finalized by Thailand’s authorities.

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the years ended June 30, 2023 and 2022, there were no outstanding dilutive instruments.

NOTE 6 – MAJOR CUSTOMERS

During the year ended June 30, 2023, revenues from Daimler Financial Services (“DFS”) were $14,982,394 representing 28.6% of revenues. During the year ended June 30, 2022, revenues from Daimler Financial Services (“DFS”) were $18,090,059 representing 31.6% of revenues. The revenue from DFS are shown in the Asia – Pacific segment.

Accounts receivable from DFS at June 30, 2023 and 2022 were $4,368,881 and $2,005,463, respectively. Revenues in excess of billings at June 30, 2023 and 2022 were $1,961,750 and $365,863, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	June 30, 2023	June 30, 2022

Prepaid Expenses	$1,299,334	$1,389,370
Advance Income Tax	144,428	202,783
Employee Advances	68,488	87,627
Security Deposits	177,148	236,909
Other Receivables	92,716	21,581
Other Assets	196,400	285,091
Net Balance	$1,978,514	$2,223,361

NOTE 8 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	June 30, 2023	June 30, 2022

Revenues in excess of billings - long term	$-	$881,940
Present value discount	-	(28,339)
Net Balance	$-	$853,601

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the years ended June 30, 2023 and 2022, the Company accreted $28,029 and $38,005, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with an interest rate of 4.35% during the years ended June 30, 2023 and 2022.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	June 30, 2023	June 30, 2022

Office Furniture and Equipment	$2,678,664	$3,021,586
Computer Equipment	8,317,131	11,388,856
Assets Under Capital Leases	46,554	305,081
Building	3,497,913	4,818,650
Land	885,474	1,237,965
Autos	1,941,063	2,503,990
Improvements	205,289	175,560
Subtotal	17,572,088	23,451,688
Accumulated Depreciation	(11,410,902)	(14,069,064)
Property and Equipment, Net	$6,161,186	$9,382,624

For the years ended June 30, 2023 and 2022, depreciation expense totaled $2,072,897 and $2,179,509, respectively. Of these amounts, $1,332,405 and $1,316,329, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of June 30, 2023 and 2022:

	As of	As of
	June 30, 2023	June 30, 2022
Vehicles	$46,554	$305,081
Total	46,554	305,081
Less: Accumulated Depreciation - Net	(17,366)	(145,658)
	$29,188	$159,423

Finance lease term and discount rate were as follows:

	As of	As of
	June 30, 2023	June 30, 2022

Weighted average remaining lease term - Finance leases	1.21 Years	2.39 Years

Weighted average discount rate - Finance leases	16.4%	12.5%

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2023	June 30, 2022
Assets
Operating lease assets, net	$1,151,575	$969,163

Liabilities
Current
Operating	$505,237	$548,678
Non-current
Operating	652,194	447,260
Total Lease Liabilities	$1,157,431	$995,938

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

The components of lease cost were as follows:

	For the Years
	Ended June 30,
	2023	2022

Amortization of finance lease assets	$10,904	$72,340
Interest on finance lease obligation	4,966	22,010
Operating lease cost	446,627	652,911
Short term lease cost	184,526	258,227
Sub lease income	(31,998)	(35,356)
Total lease cost	$615,025	$970,132

Lease term and discount rate were as follows:

	As of	As of
	June 30, 2023	June 30, 2022

Weighted average remaining lease term - Operating leases	3.09 Years	3.34 Years

Weighted average discount rate - Operating leases	4.0%	4.2%

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Years
	Ended June 30
	2023	2022

Operating cash flows related to operating leases	$457,592	$893,196

Operating cash flows related to finance leases	$5,075	$3,577

Financing cash flows related finance leases	$32,536	$55,476

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

Maturities of operating lease liabilities were as follows as of June 30, 2023:

Amount
Within year 1	$543,355
Within year 2	432,322
Within year 3	178,422
Within year 4	63,477
Within year 5	460
Thereafter	460
Total Lease Payments	1,218,496
Less: Imputed interest	(61,065)
Present Value of lease liabilities	1,157,431
Less: Current portion	(505,237)
Non-Current portion	$652,194

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and terminate by January 2027. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the years ended June 30, 2023 and 2022, the Company received lease income of $31,998 and $35,356, respectively.

The Company signed an agreement for office space in Austin, Texas in April 2023 with effective date of August 2023. The lease agreement is a three year agreement with monthly payments ranging from $10,790 for year one to $11,448 for year three.

NOTE 11 – LONG-TERM INVESTMENT

Drivemate-Related Party

The Company and Drivemate Co., Ltd. (“Drivemate”) entered into a subscription agreement on April 25, 2019, (“Drivemate Agreement”) whereby the Company purchased an equity interest of 30% in Drivemate. Per the Drivemate Agreement, the Company purchased 5,469 preferred shares for $1,800,000 consisting of $500,000 cash to be paid over a two-year period and $1,300,000 to be provided in services. The Company has paid the $500,000 in cash and has provided services of $1,300,000. Pursuant to the agreement, the number of shares to be issued is adjusted as necessary to result in an equity ownership equal to 30% of the issued and outstanding shares at the final payment date. As of June 30, 2023 and 2022, the Company owns 8,178 shares equal to 30% of Drivemate. Per the Drivemate Agreement, the Company appointed two directors to the Drivemate board. The Company determined that it met the significant influence criteria since two of the four directors are appointed by the Company and the Company owns 30% of Drivemate; therefore, the Company accounts for the investment using the equity method of accounting.

During the years ended June 30, 2023 and 2022, the Company performed services of $nil and $12,528, respectively.

Under the equity method of accounting, the Company recorded its share of net income of $7,510 and share of net loss of $49,664 for the years ended June 30, 2023 and 2022, respectively. For the year ended June 30, 2023, the Company performed a fair value analysis and determined that the carrying amount of the investment exceeded the investment’s fair value; therefore, the Company recorded an impairment of $1,041,482. The impairment expense is recorded in the line item “share of net loss under equity method” in the “Consolidated Statement of Operations”.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

The following table reflects the above investments at June 30, 2023 and 2022.

Investment in
Drivemate
Gross investment at June 30, 2021	$1,800,000
Cumulative net loss on investment	(89,614)
Impairment	(651,018)
Net investment at June 30, 2022	1,059,368
Share of net income for the year	7,510
Impairment	(1,041,482)
Net investment at June 30, 2023	$25,396

NOTE 12 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	June 30, 2023	June 30, 2022

Product Licenses - Cost	$47,244,997	$47,244,997
Effect of Translation Adjustment	(24,756,959)	(19,914,206)
Accumulated Amortization	(22,360,107)	(25,743,121)
Net Balance	$127,931	$1,587,670

Product Licenses

Product licenses include internally-developed software cost. Product licenses are amortized on a straight-line basis over their respective lives, and the unamortized amount of $127,931 will be amortized over one month. Amortization expense for the years ended June 30, 2023 and 2022 was $1,171,641 and $1,632,764, respectively.

NOTE 13 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period business combinations. Goodwill was comprised of the following amounts:

	As of	As of
Entity (Segment)	June 30, 2023	June 30, 2022
NetSol PK (Asia - Pacific)	$1,166,610	$1,166,610
NTE (Europe)	3,471,814	3,471,814
NTA (North America)	4,664,100	4,664,100
Total	$9,302,524	$9,302,524

The Company tests for goodwill impairment at each reporting unit and recorded an impairment of $214,044 at June 30, 2022. The Company performed the goodwill analysis using an income approach.

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	June 30, 2023	June 30, 2022

Accounts Payable	$1,114,915	$1,175,527
Accrued Liabilities	3,695,091	3,507,415
Accrued Payroll	982,884	1,397,605
Accrued Payroll Taxes	170,063	153,416
Taxes Payable	195,491	328,755
Other Payable	393,737	250,823
Total	$6,552,181	$6,813,541

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 15 – DEBTS

Notes payable and capital leases consisted of the following:

		As of June 30, 2023
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$89,823	$89,823	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,741,493	1,741,493	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,323,535	1,323,535	-
Loan Payable Bank - Export Refinance III	(7)	2,438,089	2,438,089	-
Sale and Leaseback Financing	(8)	321,113	148,264	172,849
Term Finance Facility	(9)	13,356	13,356	-
Insurance Financing	(10)	-	-	-
		5,927,409	5,754,560	172,849
Subsidiary Finance Leases	(11)	28,330	24,950	3,380
		$5,955,739	$5,779,510	$176,229

		As of June 30, 2022
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$89,552	$89,552	$-
Bank Overdraft Facility	(2)	-	-	-
Term Finance Facility	(3)	423,101	423,101	-
Loan Payable Bank - Export Refinance	(4)	2,434,749	2,434,749	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,850,409	1,850,409	-
Loan Payable Bank - Export Refinance III	(7)	3,408,648	3,408,648	-
Sale and Leaseback Financing	(8)	619,108	189,226	429,882
Term Finance Facility	(9)	31,204	18,339	12,865
Insurance Financing	(10)	118,026	118,026	-
		8,974,797	8,532,050	442,747
Subsidiary Finance Leases	(11)	68,571	35,095	33,476
		$9,043,368	$8,567,145	$476,223

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings range from 5.0% to 7.9% and 5.0% to 7.0% as of June 30, 2023 and 2022, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

(2)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $379,747. The annual interest rate was 9.5% and 5.5% as of June 30, 2023 and 2022, respectively. The total outstanding balance as of June 30, 2023 and 2022 was £nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of June 30, 2023, NTE was in compliance with this covenant.

(3)	The Company’s subsidiary, NetSol PK, has a term finance facility from Askari Bank Limited, approved by the Government of Pakistan to protect the employment situation during the COVID-19 Pandemic. This is a term loan payable in three years. The availed facility amount is Rs. nil or $nil, at June 30, 2023. The availed facility amount is Rs. 86,887,974 or $423,101, at June 30, 2022, which is shown as current. The interest rate for the loan was 3% at June 30, 2023 and 2022.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 500,000,000 or $1,741,493 and Rs. 500,000,000 or $2,434,749 at June 30, 2023 and 2022, respectively. The interest rate for the loan was 17.0% and 3.0% at June 30, 2023 and 2022, respectively.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 53,600,000 or $186,688 and Rs. 53,600,000 or $261,005, at June 30, 2023 and 2022, respectively. The balance outstanding at June 30, 2023 and 2022 was Rs. Nil. The interest rate for the loan was 24.9% and 14.0% at June 30, 2023 and 2022, respectively.

These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of June 30, 2023, NetSol PK was in compliance with this covenant.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 380,000,000 or $1,323,535 and Rs. 380,000,000 or $1,850,409, at June 30, 2023 and 2022, respectively. The interest rate for the loan was 18.0% and 3.0% at June 30, 2023 and 2022, respectively.

During the loan tenure, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of June 30, 2023, NetSol PK was in compliance with these covenants.

(7)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 900,000,000 or $3,134,687 and Rs. 900,000,000 or $4,382,548, at June 30, 2023 and 2022, respectively. NetSol PK used Rs. 700,000,000 or $2,438,089 and Rs. 700,000,000 or $3,408,648, at June 30, 2023 and 2022, respectively. The interest rate for the loan was 18.0% and 3.0% at June 30, 2023 and 2022, respectively.

(8)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of June 30, 2023, NetSol PK used Rs. 92,194,774 or $321,113 of which $172,849 was shown as long term and $148,264 as current. As of June 30, 2022, NetSol PK used Rs. 127,140,038 or $619,108 of which $429,882 was shown as long term and $189,226 as current. The interest rate for the loan was ranging from 9.0% to 16.0% at June 30, 2023 and 2022.

(9)	In March 2020, the Company’s subsidiary, VLS, entered into a loan agreement with Investec Bank PLC. The loan amount was £69,549, or $88,037, for a period of 5 years with monthly payments of £1,349, or $1,708. As of June 30, 2023, the subsidiary has used this facility up to $13,356, which was shown as current. The interest rate was 6.14% at June 30, 2023.

(10)	The Company’s subsidiary, VLS, finances Directors’ and Officers’ (“D&O”) liability insurance, and $nil and $96,781 was recorded in current maturities, at June 30, 2023 and 2022, respectively. The interest rate on this financing ranged from 9.7% to 12.7% as of June 30, 2023 and 2022.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

(11)	The Company leases various fixed assets under capital lease arrangements expiring in various years through 2024. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2023 and 2022.

Following is the aggregate minimum future lease payments under capital leases as of June 30, 2023:

Amount
Minimum Lease Payments
Within year 1	$27,363
Within year 2	3,546
Total Minimum Lease Payments	30,909
Interest Expense relating to future periods	(2,579)
Present Value of minimum lease payments	28,330
Less: Current portion	(24,950)
Non-Current portion	$3,380

Following is the aggregate future long term debt payments, which consists of “Sale and Leasback Financing (8)” and “Term Finance Facility (9)”, as of June 30, 2023:

Amount
Loan Payments
Within year 1	$161,620
Within year 2	158,258
Within year 3	14,591
Total Loan Payments	334,469
Less: Current portion	(161,620)
Non-Current portion	$172,849

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 16 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California. The following is a breakdown of income before the provision for income taxes:

Consolidated pre-tax income (loss) consists of the following:

	Years Ended June 30,
	2023	2022
US operations	$(394,914)	$(1,140,443)
Foreign operations	(2,822,999)	3,230,184
	$(3,217,913)	$2,089,741

The components of the provision for income taxes are as follows:

	Years Ended June 30,
	2023	2022
Current:
Federal	$-	$-
State and Local	13,972	2,800
Foreign	912,588	986,138

Deferred:
Federal	-	-
State and Local	-	-
Foreign	-	-
Provision for income taxes	$926,560	$988,938

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) is as follows:

Reconciliation of effective income tax rate

	Years Ended June 30,
	2023		2022
Income tax (benefit) provision at statutory rate	$(675,762)	21.0%	$438,846	21.0%
State income (benefit) taxes, net of federal tax benefit	(224,610)	7.0%	145,864	7.0%
Foreign earnings taxed at different rates	1,702,463	-52.9%	82,333	3.9%
Change in valuation allowance for deferred tax assets	111,473	-3.5%	318,421	15.2%
Other	12,996	-0.4%	3,474	0.2%
Provision for income taxes	$926,560	-28.8%	$988,938	47.3%

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

Deferred income tax assets and liabilities as of June 30, 2022 and 2021 consist of tax effects of temporary differences related to the following:

Components of deferred tax asset

	Years Ended June 30,
	2023	2022
Net operating loss carry forwards	$8,281,162	$7,885,333
Other	184,916	80,311
Net deferred tax assets	8,466,078	7,965,644
Valuation allowance for deferred tax assets	(8,466,078)	(7,965,644)
Net deferred tax assets	$-	$-

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance increased by $500,434 for the year ended June 30, 2023.

At June 30, 2023, federal and state net operating loss carry forwards in the United States of America were $29,963,170 and $8,561,437, respectively. Federal net operating loss carry forwards begin to expire in 2028, while state net operating loss carry forwards are expiring each year. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code. California has suspended the net operating loss carryover deduction for taxable years 2020, 2021 and 2022. Net operating losses related to foreign entities were $6,022,156 at June 30, 2023.

As of June 30, 2023, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2020 through 2022. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $21,484,398 as of June 30, 2023. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed. The Company determined that it is not practicable to determine unrecognized deferred tax liability associated with the unremitted earnings attributable to the foreign subsidiaries.

Income from the export of computer software and its related services developed in Pakistan is exempt from tax through June 30, 2025. The aggregate effect of the tax holiday for June 30, 2023 and 2022 is $1,359,169 and $1,260,502, respectively. The effect on basic and diluted earnings per share is $0.12 and $0.11 for June 30, 2023 and 2022, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 17 - STOCKHOLDERS’ EQUITY

During the years ended June 30, 2023 and 2022, the Company issued 58,317 and 1,985 shares of common stock respectively, for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $159,000 and $12,009, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the year ended June 30, 2022, the Company issued 8,000 shares of common stock, to employees pursuant to the terms of their employment agreements. These shares were valued at the fair market value of $41,050, and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2023 and 2022, the Company issued 30,000 and 5,000 shares of common stock for services received from one of its vendors. These shares were valued at the fair market value of $67,500 and $19,525, respectively.

During the year ended June 30, 2022, the Company purchased 22,510 shares of its common stock from the open market for cash proceeds of $100,106 at an average price of $4.45 per share, pursuant to the Company’s stock buy-back plan.

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

June 30, 2023 and 2022

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

Under the Plans, a participant may also be awarded a “performance award,” which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Board of Directors. The Board of Directors may also make “deferred share” awards, which entitle the participant to receive the Company’s stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with the Company. A participant who is granted a “stock appreciation right” under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Board of Directors (but in no event less than the fair market value of the stock on the date of grant). Finally, the Board of Directors may make “restricted stock” awards under the Plans, which are subject to such terms and conditions as the Board of Directors determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2023, the remaining shares to be granted are 141 under the 2005 Plan, 57,124 under the 2013 Plan and 306,422 under the 2015 Plan.

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# Number of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2021	6,985	$5.75
Granted	3,000	$4.20
Vested	(9,985)	$5.31
Unvested, June 30, 2022	-	$-
Granted	58,317	$2.73
Vested	(58,317)	$2.73
Unvested, June 30, 2023	-	$-

For the years ended June 30, 2023 and 2022, the Company recorded compensation expense of $159,000 and $44,053, respectively. The weighted average grant date fair value is determined by the Company’s closing stock price on the grant date.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 19 – RETIREMENT PLANS

The Company and its subsidiaries have varying defined contribution plans based on country specific laws. Employer contributions vary by subsidiary from 0% up to 8% taking the form in some jurisdictions of employee matching contributions and in others direct employer contributions mandated by local law. During the years ended June 30, 2023 and 2022, the Company contributed $1,298,115 and $1,374,376, respectively, to these plans.

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

The following table presents a summary of identifiable assets as of June 30, 2023 and 2022:

	As of	As of
	June 30, 2023	June 30, 2022
Identifiable assets:
Corporate headquarters	$878,899	$844,178
North America	7,344,122	6,442,219
Europe	8,716,656	8,727,530
Asia - Pacific	41,439,733	56,594,705
Consolidated	$58,379,410	$72,608,632

The following table presents a summary of investments under the equity method as of June 30, 2023 and 2022:

	As of	As of
	June 30, 2023	June 30, 2022
Investment in associates under equity method:
Asia - Pacific	$25,396	$1,059,368
Consolidated	$25,396	$1,059,368

The following table presents a summary of revenue streams by segment for the years ended June 30, 2023 and 2022:

	2023				2022
	License fees	Subscription and support	Services	Total	License fees	Subscription and support	Services	Total

North America	$28,000	$4,398,429	$1,690,853	$6,117,282	$27,500	$3,744,605	$515,903	$4,288,008
Europe	136,151	2,682,407	7,939,886	10,758,444	291,652	2,213,427	7,923,124	10,428,203
Asia-Pacific	2,105,413	18,899,825	14,512,251	35,517,489	4,220,108	22,326,727	15,984,933	42,531,768
Total	$2,269,564	$25,980,661	$24,142,990	$52,393,215	$4,539,260	$28,284,759	$24,423,960	$57,247,979

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

The following table presents a summary of operating information for the years ended June 30:

	For the Years
	Ended June 30,
	2023	2022
Revenues from unaffiliated customers:
North America	$6,117,282	$4,288,008
Europe	10,758,444	10,428,203
Asia - Pacific	35,517,489	42,531,768
	52,393,215	57,247,979
Revenue from affiliated customers
Asia - Pacific	-	-
	-	-
Consolidated	$52,393,215	$57,247,979

Intercompany revenue
Europe	$394,962	$453,242
Asia - Pacific	9,075,861	9,612,755
Eliminated	$9,470,823	$10,065,997

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(501,560)	$(1,027,044)
North America	92,674	(116,199)
Europe	(949,214)	(1,407,252)
Asia - Pacific	(2,786,373)	3,651,298
Consolidated	$(4,144,473)	$1,100,803

Depreciation and amortization:
North America	$2,523	$1,995
Europe	303,907	396,519
Asia - Pacific	2,938,108	3,413,759
Consolidated	$3,244,538	$3,812,273

Interest expense:
Corporate headquarters	$23,639	$32,915
North America	-	-
Europe	8,955	10,335
Asia - Pacific	732,436	326,551
Consolidated	$765,030	$369,801

Income tax expense:
Corporate headquarters	$12,372	$(43,354)
North America	1,600	46,154
Europe	46,747	15,862
Asia - Pacific	865,841	970,276
Consolidated	$926,560	$988,938

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

The following table presents a summary of capital expenditures for the years ended June 30:

	For the Years
	Ended June 30,
	2023	2022
Capital expenditures:
North America	$4,881	$-
Europe	33,185	151,378
Asia - Pacific	1,601,372	2,457,827
Consolidated	$1,639,438	$2,609,205

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than five percent of total revenues for the years ended June 30, 2023 and 2022.

	June 30, 2023		June 30, 2022
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$15,120,449	$631,713	$20,533,170	$256,468
Thailand	2,260,699	207,280	2,781,867	1,240,082
USA	5,057,470	4,805,841	3,161,365	4,852,458
UK	10,758,444	4,276,754	10,428,203	4,986,192
Pakistan & India	2,087,018	6,845,753	3,751,603	11,836,992
Australia & New Zealand	7,018,095	8,202	6,545,872	8,304
Mexico	1,059,812	-	1,126,643	-
Indonesia	2,903,163	-	2,957,354	-
South Africa	752,603	-	2,057,608	-
South Korea	1,954,982		894,160
Other Countries	3,420,480	-	3,010,134	-
Total	$52,393,215	$16,775,543	$57,247,979	$23,180,496

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

Disclosed in the table below is the geographic information of total revenues by country for the years ended June 30, 2023 and 2022.

	Revenues 2023
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	South Korea	Other Countries
North America:	$6,117,282	$-	$-	$5,057,470	$-	$-	$-	$1,059,812	$-	$-	$-	$-
Europe:	10,758,444	-	-	-	10,758,444	-	-	-	-	-	-	-
Asia-Pacific:	35,517,489	15,120,449	2,260,699	-	-	2,087,018	7,018,095	-	2,903,163	752,603	1,954,982	3,420,480

Total	$52,393,215	$15,120,449	$2,260,699	$5,057,470	$10,758,444	$2,087,018	$7,018,095	$1,059,812	$2,903,163	$752,603	$1,954,982	$3,420,480

	Revenues 2022
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	South Korea	Other Countries

North America:	$4,288,008	$-	$-	$3,161,365	$-	$-	$-	$1,126,643	$-	$-	$-	$-
Europe:	10,428,203	-	-	-	10,428,203	-	-	-	-	-	-	-
Asia-Pacific:	42,531,768	20,533,170	2,781,867	-	-	3,751,603	6,545,872	-	2,957,354	2,057,608	894,160	3,010,134

Total	$57,247,979	$20,533,170	$2,781,867	$3,161,365	$10,428,203	$3,751,603	$6,545,872	$1,126,643	$2,957,354	$2,057,608	$894,160	$3,010,134

NOTE 21 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2023

NetSol PK	32.38%	$3,314,659
NetSol-Innovation	32.38%	(223,504)
NAMECET	32.38%	(5,384)
NetSol Thai	0.006%	(194)
OTOZ Thai	5.60%	(23,572)
OTOZ	5.59%	(86,952)
Total		$2,975,053

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2022

NetSol PK	32.38%	$5,479,905
NetSol-Innovation	32.38%	49,146
NetSol Thai	0.006%	(196)
OTOZ Thai	5.60%	(30,768)
OTOZ	5.59%	(47,698)
Total		$5,450,389

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

OTOZ

In September 2022, the Company’s subsidiary, Otoz, issued 191,011 shares to an employee per the employment agreement resulting in an increase of non-controlling interest from 5.59% to 10.94%. The effective shareholding of the non-controlling interest for Otoz Thai increased to 10.95%.

In June 2023, the Company’s subsidiary, Otoz, repurchased the 191,011 shares from the same employee per the employment agreement, after his resignation, resulting in a decrease of non-controlling interest from 10.94% to 5.59%. The effective shareholding of the non-controlling interest for Otoz Thai decreased to 5.60%.

NetSol PK

During the year ended June 30, 2022, NetSol PK purchased 2,000,000 shares of common stock from open market for $950,352. Due to this purchase, the non-controlling interest decreased from 33.88% at June 30, 2021 to 32.38% at June 30, 2022.

The following schedule discloses the effect to the Company’s equity due to the changes in the Company’s ownership interest in NetSol PK and OTOZ.

	For the Years
	Ended June 30,
	2023	2022

Net income (loss) attributable to NetSol	$(5,243,748)	$(851,156)
Transfer (to) from non-controlling interest
Increase in paid-in capital for issuance of 191,011 shares of OTOZ Inc common stock	120,565	-
Decrease in paid-in capital for purchase of 191,011 shares of OTOZ Inc common stock	(118,207)	-
Increase in paid-in capital for purchase of 2,000,000 shares of common stock of NetSol PK from Open Market	-	36,403
Net transfer (to) from non-controlling interest	2,358	36,403
Change from net income (loss) attributable to NetSol and transfer (to) from non-controlling interest	$(5,241,390)	$(814,753)

