Form 10-Q
period 2023-09-30
NETSOL TECHNOLOGIES INC
filed 2023-11-07
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

The issuer had 12,311,850 shares issued and 11,372,819 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of November 3, 2023.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(Unaudited)

	As of September 30, 2023	As of June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$16,551,677	$15,533,254
Accounts receivable, net of allowance of $416,435 and $420,354	6,870,956	11,714,422
Revenues in excess of billings, net of allowance of $116,425 and $1,380,141	13,008,285	12,377,677
Other current assets	2,244,490	1,978,514
Total current assets	38,675,408	41,603,867
Revenues in excess of billings, net - long term	724,875	-
Property and equipment, net	5,770,794	6,161,186
Right of use assets - operating leases	1,359,106	1,151,575
Other assets	32,326	32,327
Intangible assets, net	-	127,931
Goodwill	9,302,524	9,302,524
Total assets	$55,865,033	$58,379,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,802,879	$6,552,181
Current portion of loans and obligations under finance leases	5,756,553	5,779,510
Current portion of operating lease obligations	538,363	505,237
Unearned revenue	5,170,335	7,932,306
Total current liabilities	18,268,130	20,769,234
Loans and obligations under finance leases; less current maturities	137,847	176,229
Operating lease obligations; less current maturities	795,935	652,194
Total liabilities	19,201,912	21,597,657

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,311,850 shares issued and 11,372,819 outstanding as of September 30, 2023 12,284,887 shares issued and 11,345,856 outstanding as of June 30, 2023	123,120	122,850
Additional paid-in-capital	128,536,132	128,476,048
Treasury stock (at cost, 939,031 shares as of September 30, 2023 and June 30, 2023)	(3,920,856)	(3,920,856)
Accumulated deficit	(44,865,296)	(44,896,186)
Other comprehensive loss	(46,411,702)	(45,975,156)
Total NetSol stockholders’ equity	33,461,398	33,806,700
Non-controlling interest	3,201,723	2,975,053
Total stockholders’ equity	36,663,121	36,781,753
Total liabilities and stockholders' equity	$55,865,033	$58,379,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended September 30,
	2023	2022
Net Revenues:
License fees	$1,280,449	$249,960
Subscription and support	6,512,243	6,016,834
Services	6,449,489	6,439,325
Total net revenues	14,242,181	12,706,119

Cost of revenues	8,080,164	8,454,122
Gross profit	6,162,017	4,251,997

Operating expenses:
Selling, general and administrative	5,432,969	5,678,561
Research and development cost	378,419	469,627
Total operating expenses	5,811,388	6,148,188

Income (loss) from operations	350,629	(1,896,191)

Other income and (expenses)
Interest expense	(276,017)	(121,610)
Interest income	414,718	431,857
Gain (loss) on foreign currency exchange transactions	(134,253)	1,315,705
Other income (expense)	57,881	25,616
Total other income (expenses)	62,329	1,651,568

Net income (loss) before income taxes	412,958	(244,623)
Income tax provision	(121,895)	(193,348)
Net income (loss)	291,063	(437,971)
Non-controlling interest	(260,173)	(182,758)
Net income (loss) attributable to NetSol	$30,890	$(620,729)

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.003	$(0.06)
Diluted	$0.003	$(0.06)

Weighted average number of shares outstanding
Basic	11,345,856	11,257,539
Diluted	11,345,856	11,257,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,
	2023	2022
Net income (loss)	$30,890	$(620,729)
Other comprehensive income (loss):
Translation adjustment	(470,049)	(4,151,519)
Translation adjustment attributable to non-controlling interest	33,503	1,233,469
Net translation adjustment	(436,546)	(2,918,050)
Comprehensive income (loss) attributable to NetSol	$(405,656)	$(3,538,779)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

A statement of the changes in equity for the three months ended September 30, 2023 is provided below:

	Common Stock		Additional Paid-in	Treasury	Accumulated	Other Compre-hensive	Non Controlling	Total Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2023	12,284,887	$122,850	$128,476,048	$(3,920,856)	$(44,896,186)	$(45,975,156)	$2,975,053	$36,781,753
Common stock issued for: Services	26,963	270	48,530	-	-	-	-	48,800
Fair value of subsidiary options issued	-	-	11,554	-	-	-	-	11,554
Foreign currency translation adjustment	-	-	-	-	-	(436,546)	(33,503)	(470,049)
Net income (loss) for the year	-	-	-	-	30,890	-	260,173	291,063
Balance at September 30, 2023	12,311,850	$123,120	$128,536,132	$(3,920,856)	$(44,865,296)	$(46,411,702)	$3,201,723	$36,663,121

A statement of the changes in equity for the three months ended September 30, 2022 is provided below:

	Common Stock		Additional Paid-in	Treasury	Accumulated	Other Compre-hensive	Non Controlling	Total Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2022	12,196,570	$121,966	$128,218,247	$(3,920,856)	$(39,652,438)	$(39,363,085)	$5,450,389	$50,854,223
Common stock issued for: Services	12,660	127	39,623	-	-	-	-	39,750
Adjustment in APIC for change in subsidiary shares to non-controlling interest	-	-	120,565	-	-	-	(120,565)	-
Fair value of subsidiary options issued	-	-	42,084	-	-	-	-	42,084
Foreign currency translation adjustment	-	-	-	-	-	(2,918,050)	(1,233,469)	(4,151,519)
Net income (loss) for the year	-	-	-	-	(620,729)	-	182,758	(437,971)
Balance at September 30, 2022	12,209,230	$122,093	$128,420,519	$(3,920,856)	$(40,273,167)	$(42,281,135)	$4,279,113	$46,346,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$291,063	$(437,971)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	530,786	845,003
Provision for bad debts	7,880	(47,479)
Gain on sale of assets	(98)	(23,296)
Stock based compensation	60,354	81,834
Changes in operating assets and liabilities:
Accounts receivable	4,608,881	815,132
Revenues in excess of billing	(1,478,386)	337,996
Other current assets	92,686	(340,390)
Accounts payable and accrued expenses	341,722	687,453
Unearned revenue	(2,791,269)	(619,425)
Net cash provided by operating activities	1,663,619	1,298,857

Cash flows from investing activities:
Purchases of property and equipment	(371,630)	(1,347,601)
Sales of property and equipment	1,230	453,607
Net cash used in investing activities	(370,400)	(893,994)

Cash flows from financing activities:
Payments on finance lease obligations and loans - net	(44,474)	(445,737)
Net cash used in financing activities	(44,474)	(445,737)
Effect of exchange rate changes	(230,322)	(2,999,975)
Net increase (decrease) in cash and cash equivalents	1,018,423	(3,040,849)
Cash and cash equivalents at beginning of the period	15,533,254	23,963,797
Cash and cash equivalents at end of period	$16,551,677	$20,922,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Three Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$315,136	$94,942
Taxes	$111,782	$172,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2023. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

September 30, 2023

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance except balances maintained in China are insured for RMB 500,000 ($68,493) in each bank and in the UK for GBP 85,000 ($103,659) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of September 30, 2023, and June 30, 2023, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $15,197,882 and $13,524,518, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

The Company’s financial assets that were measured at fair value on a recurring basis as of September 30, 2023, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$724,875	$724,875
Total	$-	$-	$724,875	$724,875

The Company did not have any financial assets that were measured at fair value on a recurring basis at June 30, 2023.

The reconciliation from June 30, 2023 to September 30, 2023 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2023	$-	$-	$-
Additions	827,853	(103,958)	723,895
Amortization during the period	-	6,155	6,155
Effect of Translation Adjustment	(4,875)	(300)	(5,175)
Balance at September 30, 2023	$822,978	$(98,103)	$724,875

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

Recent Accounting Standards:

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. ASU 2021-08 is effective for annual periods beginning after December 15, 2022, and interim periods within those years, and was adopted by the Company on July 1, 2023. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. ASU 2023-05 provides decision-useful information to a joint venture’s investors and reduces diversity in practice by requiring that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). ASU 2023-05 is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, and early adoption is permitted. The Company does not expect the standard to have a material effect on its consolidated financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

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

September 30, 2023

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

Post Contract Support

Revenue from support services and product updates, referred to as subscription and support revenue, is recognized ratably over the term of the maintenance period, which in most instances is one year. Software license updates provide customers with rights to unspecified software product updates and patches released during the term of the support period on a when-and-if available basis. The Company’s customers purchase both product support and license updates when they acquire new software licenses. In addition, most customers renew their support services contracts annually and typical payment terms provide that customers make payment within 30 days of invoice.

Professional Services

Revenue from professional services is typically comprised of implementation, development, data migration, training, or other consulting services. Consulting services are generally sold on a time-and-materials or fixed fee basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. The Company recognizes revenue for time-and-materials arrangements as the services are performed. In fixed fee arrangements, revenue is recognized as services are performed as measured by costs incurred to date, compared to total estimated costs to complete the services project. Management applies judgment when estimating project status and the costs necessary to complete the services projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Services are generally invoiced upon milestones in the contract or upon consumption of the hourly resources and payments are typically due 30 days after invoice.

BPO and Internet Services

Revenue from BPO services is recognized based on the stage of completion which is measured by reference to labor hours incurred to date as a percentage of total estimated labor hours for each contract. Internet services are invoiced either monthly, quarterly, or half yearly in advance to the customers and revenue is recognized ratably overtime on a monthly basis.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by category — core and non-core, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

The Company’s disaggregated revenue by category is as follows:

	For the Three Months Ended September 30,
	2023	2022
Core:
License	$1,280,449	$249,960
Subscription and support	6,512,243	6,016,834
Services	4,974,554	5,421,366
Total core revenue, net	12,767,246	11,688,160

Non-Core:
Services	1,474,935	1,017,959
Total non-core revenue, net	1,474,935	1,017,959

Total net revenue	$14,242,181	$12,706,119

Significant Judgments

Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.

Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely licenses or sells products on a stand-alone basis, so the Company is required to estimate the range of SSPs for each performance obligation. In instances where SSP is not directly observable because the Company does not sell the license, product, or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. In making these judgments, the Company analyzes various factors, including its pricing methodology and consistency, size of the arrangement, length of term, customer demographics and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	September 30, 2023	June 30, 2023

Revenues in excess of billings	$13,733,160	$12,377,677

Unearned revenue	$5,170,335	$7,932,306

The Company’s unearned revenue reconciliation is as follows:

Unearned Revenue
Balance at June 30, 2023	$7,932,306
Invoiced	3,266,924
Revenue Recognized	(5,876,193)
Adjustments	(152,702)
Balance at September 30, 2023	$5,170,335

During the three months ended September 30, 2023, the Company recognized revenue of $4,207,000 that was included in the unearned revenue balance at the beginning of the period. All other activity in unearned revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $29,053,000 as of September 30, 2023, of which the Company estimates to recognize approximately $15,757,000 in revenue over the next 12 months and the remainder over an estimated 3 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the three months ended September 30, 2023 and 2022, there were no outstanding dilutive instruments.

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The following table represents the functional currencies of the Company and its subsidiaries:

The Company and Subsidiaries	Functional Currency

NetSol Technologies, Inc.	USD
NTA	USD
Otoz	USD
NTE	British Pound
AEL	British Pound
VLSH	British Pound
VLS	British Pound
VLSIL	Euro
NetSol PK	Pakistan Rupee
Connect	Pakistan Rupee
NetSol Innovation	Pakistan Rupee
NetSol Thai	Thai Bhat
Otoz Thai	Thai Bhat
Australia	Australian Dollar
Namecet	AED
NetSol Beijing	Chinese Yuan
Tianjin	Chinese Yuan

Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $46,411,702 and $45,975,156 as of September 30, 2023 and June 30, 2023, respectively. During the three months ended September 30, 2023 and 2022, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $436,546 and $2,918,050, respectively.

NOTE 6 – MAJOR CUSTOMERS

During the three months ended September 30, 2023, revenues from Daimler Financial Services (“DFS”) were $3,687,631, representing 25.9% of revenues. During the three months ended September 30, 2022, revenues from Daimler Financial Services (“DFS”) were $3,591,807, representing 28.3% of revenues. The revenues from DFS are shown in the Asia – Pacific segment.

Accounts receivable from DFS at September 30, 2023 and June 30, 2023, were $999,337 and $4,368,881, respectively. Revenues in excess of billings at September 30, 2023 and June 30, 2023, were $1,229,485 and $1,961,750, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	September 30, 2023	June 30, 2023

Prepaid Expenses	$1,368,821	$1,299,334
Advance Income Tax	187,910	144,428
Employee Advances	52,955	68,488
Security Deposits	174,177	177,148
Other Receivables	145,792	92,716
Other Assets	314,835	196,400
Net Balance	$2,244,490	$1,978,514

NOTE 8 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of September 30, 2023	As of June 30, 2023

Revenues in excess of billings - long term	$822,978	$-
Present value discount	(98,103)	-
Net Balance	$724,875	$-

Pursuant to revenue recognition for contract accounting, the Company has recorded revenues in excess of billings long-term for amounts billable after one year. During the three months ended September 30, 2023 and 2022, the Company accreted $6,155 and $9,369, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with an interest rate of 7.34% for the period ended September, 30, 2023. The Company used the discounted cash flow method with interest rates ranging from 4.65% to 6.25% for the period ended September 30, 2022.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of September 30, 2023	As of June 30, 2023

Office Furniture and Equipment	$2,341,918	$2,678,664
Computer Equipment	8,101,989	8,317,131
Assets Under Capital Leases	46,451	46,554
Building	3,490,534	3,497,913
Land	883,505	885,474
Autos	1,940,408	1,941,063
Improvements	202,241	205,289
Subtotal	17,007,046	17,572,088
Accumulated Depreciation	(11,236,252)	(11,410,902)
Property and Equipment, Net	$5,770,794	$6,161,186

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

For the three months ended September 30, 2023 and 2022, depreciation expense totaled $404,745 and $522,183, respectively. Of these amounts, $266,942 and $331,229, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of September 30, 2023 and June 30, 2023:

	As of September 30, 2023	As of June 30, 2023
Vehicles	$46,451	$46,554
Total	46,451	46,554
Less: Accumulated Depreciation - Net	(19,650)	(17,366)
	$26,801	$29,188

Finance lease term and discount rate were as follows:

	As of September 30, 2023	As of June 30, 2023

Weighted average remaining lease term - Finance leases	1 Years	1.21 Years

Weighted average discount rate - Finance leases	16.4%	16.4%

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2023	As of June 30, 2023
Assets
Operating lease assets, net	$1,359,106	$1,151,575

Liabilities
Current
Operating	$538,363	$505,237
Non-current
Operating	795,935	652,194
Total Lease Liabilities	$1,334,298	$1,157,431

The components of lease cost were as follows:

	For the Three Months Ended September 30,
	2023	2022

Amortization of finance lease assets	$2,296	$2,896
Interest on finance lease obligation	869	1,807
Operating lease cost	107,033	118,522
Short term lease cost	41,008	66,636
Sub lease income	(8,406)	(7,812)
Total lease cost	$142,800	$182,049

Lease term and discount rate were as follows:

	As of September 30, 2023	As of June 30, 2023

Weighted average remaining lease term - Operating leases	2.64 Years	3.09 Years

Weighted average discount rate - Operating leases	4.6%	4.0%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Three Months Ended September 30
	2023	2022

Operating cash flows related to operating leases	$61,696	$122,121

Operating cash flows related to finance leases	$869	$1,807

Financing cash flows related finance leases	$8,078	$3,679

Maturities of operating lease liabilities were as follows as of September 30, 2023:

Amount
Within year 1	$586,637
Within year 2	520,197
Within year 3	274,418
Within year 4	30,815
Within year 5	459
Thereafter	344
Total Lease Payments	1,412,870
Less: Imputed interest	(78,572)
Present Value of lease liabilities	1,334,298
Less: Current portion	(538,363)
Non-Current portion	$795,935

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and are currently on a month-by-month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three months ended September 30, 2023 and 2022, the Company received lease income of $8,406 and $7,812, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

NOTE 11 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of September 30, 2023	As of June 30, 2023

Product Licenses - Cost	$39,395,533	$47,244,997
Effect of Translation Adjustment	(24,867,352)	(24,756,959)
Accumulated Amortization	(14,528,181)	(22,360,107)
Net Balance	$-	$127,931

Product Licenses

Product licenses include internally developed software cost. Product licenses are amortized on a straight-line basis over their respective lives. Amortization expense for the three months ended September 30, 2023 and 2022, was $126,041 and $322,820, respectively.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of September 30, 2023	As of June 30, 2023

Accounts Payable	$1,370,668	$1,114,915
Accrued Liabilities	3,560,270	3,695,091
Accrued Payroll	1,101,210	982,884
Accrued Payroll Taxes	158,905	170,063
Taxes Payable	198,636	195,491
Other Payable	413,190	393,737
Total	$6,802,879	$6,552,181

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

NOTE 13 – DEBTS

Notes payable and finance leases consisted of the following:

		As of September 30, 2023
Name		Total	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$14,495	$14,495	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	1,737,619	1,737,619	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	1,320,591	1,320,591	-
Loan Payable Bank - Export Refinance III	(6)	2,432,667	2,432,667	-
Sale and Leaseback Financing	(7)	286,142	149,167	136,975
Term Finance Facility	(8)	8,105	8,105	-
Insurance Financing	(9)	74,903	74,903	-
		5,874,522	5,737,547	136,975
Subsidiary Finance Leases	(10)	19,878	19,006	872
		$5,894,400	$5,756,553	$137,847

		As of June 30, 2023
Name		Total	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$89,823	$89,823	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	1,741,493	1,741,493	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	1,323,535	1,323,535	-
Loan Payable Bank - Export Refinance III	(6)	2,438,089	2,438,089	-
Sale and Leaseback Financing	(7)	321,113	148,264	172,849
Term Finance Facility	(8)	13,356	13,356	-
Insurance Financing	(9)	-	-	-
		5,927,409	5,754,560	172,849
Subsidiary Finance Leases	(10)	28,330	24,950	3,380
		$5,955,739	$5,779,510	$176,229

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.0% to 7.9% as of September 30, 2023 and June 30, 2023, respectively.

(2)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $365,854. The annual interest rate was 9.5% as of September 30, 2023. The total outstanding balance as of September 30, 2023 and June 30, 2023 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of September 30, 2023, NTE was in compliance with this covenant.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

(3)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 500,000,000 or $1,737,619 at September 30, 2023 and Rs. 500,000,000 or $1,741,493 at June 30, 2023. The interest rate for the loan was 19.0% and 17.0% at September 30, 2023 and June 30, 2023, respectively.

(4)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 53,000,000 or $186,273, at September 30, 2023. The balance outstanding at September 30, 2023 and June 30, 2023 was Rs. Nil. The interest rate for the loan was 24.9% at September 30, 2023 and June 30, 2023.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and a current ratio of 1:1. As of September 30, 2023, NetSol PK was in compliance with this covenant.

(5)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 380,000,000 or $1,320,591 and Rs. 380,000,000 or $1,323,535 at September 30, 2023 and June 30, 2023, respectively. The interest rate for the loan was 19.0% and 18.0% at September 30, 2023 and June 30, 2023, respectively.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of September 30, 2023, NetSol PK was in compliance with these covenants.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 900,000,000 or $3,127,715 and Rs. 900,000,000 or $3,134,687, at September 30, 2023 and June 30, 2023, respectively. NetSol PK used Rs. 700,000,000 or $2,432,667 and Rs. 700,000,000 or $2,438,089, at September 30, 2023 and June 30, 2023, respectively. The interest rate for the loan was 19.0% and 18.0% at September 30, 2023 and June 30, 2023, respectively.

(7)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of September 30, 2023, NetSol PK used Rs. 82,337,274 or $286,142 of which $136,975 was shown as long term and $149,167 as current. As of June 30, 2023, NetSol PK used Rs. 92,194,774 or $321,113 of which $172,849 was shown as long term and $148,264 as current. The interest rate for the loan was 9.0% to 16.0% at September 30, 2023, and June 30, 2023.

(8)	In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement. The loan amount was £69,549, or $84,816, for a period of 5 years with monthly payments of £1,349, or $1,645. As of September 30, 2023, the subsidiary has used this facility up to $8,105, which was shown as current. As of June 30, 2023, the subsidiary has used this facility up to $13,356, which was shown as current. The interest rate was 6.14% at September 30, 2023 and June 30, 2023.

(9)	The Company’s subsidiary, VLS, finances Directors’ and Officers’ (“D&O”) liability insurance, and the $74,903 and $nil was recorded in current maturities, at September 30, 2023 and June 30, 2023, respectively. The interest rate on this financing ranged from 9.7% to 12.7% as of September 30, 2023 and June 30, 2023.

(10)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2024. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three months ended September 30, 2023 and 2022.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

Following are the aggregate minimum future lease payments under finance leases as of September 30, 2023:

Amount
Minimum Lease Payments
Within year 1	$20,680
Within year 2	890
Total Minimum Lease Payments	21,570
Interest Expense relating to future periods	(1,692)
Present Value of minimum lease payments	19,878
Less: Current portion	(19,006)
Non-Current portion	$872

Following are the aggregate future long term debt payments as of September 30, 2023 which consists of “Sale and Leaseback Financing (7)” and “Term Finance Facility (8)”.

Amount
Loan Payments
Within year 1	$157,271
Within year 2	132,104
Within year 3	4,872
Total Loan Payments	294,247
Less: Current portion	(157,272)
Non-Current portion	$136,975

NOTE 14 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2023, the Company issued 21,963 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $39,750.

During the three months ended September 30, 2023, the Company issued 5,000 shares of common stock for services rendered by the employees of the company as part of their compensation. These shares were valued at the fair market value of $9,050.

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# Number of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2023	-	$-
Granted	26,963	$1.81
Vested	(26,963)	$1.81
Unvested, September 30, 2023	-	$-

For the three months ended September 30, 2023 and 2022, the Company recorded compensation expense of $48,800 and $39,750, respectively. The weighted average grant date fair value is determined by the Company’s closing stock price on the grant date.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

NOTE 15– OPERATING SEGMENTS

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

The following table presents a summary of identifiable assets as of September 30, 2023 and June 30, 2023:

	As of	As of
	September 30, 2023	June 30, 2023
Identifiable assets:
Corporate headquarters	$829,095	$878,899
North America	7,107,857	7,344,122
Europe	8,756,636	8,716,656
Asia - Pacific	39,171,445	41,439,733
Consolidated	$55,865,033	$58,379,410

The following table presents a summary of revenue streams by segment for the three months ended September 30, 2023 and 2022:

	2023				2022
	License fees	Subscription and support	Services	Total	License fees	Subscription and support	Services	Total

North America	$-	$1,124,814	$283,801	1,408,615	$14,000	$1,065,048	$46,240	1,125,288
Europe	4,316	713,988	1,843,729	2,562,033	48,355	493,543	1,705,437	2,247,335
Asia-Pacific	1,276,133	4,673,441	4,321,959	10,271,533	187,605	4,458,243	4,687,648	9,333,496
Total	$1,280,449	$6,512,243	$6,449,489	$14,242,181	$249,960	$6,016,834	$6,439,325	$12,706,119

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

The following table presents a summary of operating information for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2023	2022
Revenues from unaffiliated customers:
North America	$1,408,615	$1,125,288
Europe	2,562,033	2,247,335
Asia - Pacific	10,271,533	9,333,496
	14,242,181	12,706,119
Revenue from affiliated customers
Asia - Pacific	-	-
	-	-
Consolidated	$14,242,181	$12,706,119

Intercompany revenue
Europe	$100,317	$95,725
Asia - Pacific	2,620,319	1,729,953
Eliminated	$2,720,636	$1,825,678

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(303,722)	$1,327,200
North America	(55,947)	(18,947)
Europe	(91,884)	(319,755)
Asia - Pacific	742,616	(1,426,469)
Consolidated	$291,063	$(437,971)

Depreciation and amortization:
North America	$491	$482
Europe	62,901	75,171
Asia - Pacific	467,394	769,350
Consolidated	$530,786	$845,003

Interest expense:
Corporate headquarters	$6,121	$2,480
Europe	4,642	3,638
Asia - Pacific	265,254	115,492
Consolidated	$276,017	$121,610

Income tax expense:
Asia - Pacific	$121,895	$193,348
Consolidated	$121,895	$193,348

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

The following table presents a summary of capital expenditures for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2023	2022
Capital expenditures:
North America	$-	$1,133
Europe	333,754	-
Asia - Pacific	37,876	1,346,468
Consolidated	$371,630	$1,347,601

NOTE 16 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at September 30, 2023

NetSol PK	32.38%	$3,594,004
NetSol-Innovation	32.38%	(285,611)
NAMECET	32.38%	(8,825)
NetSol Thai	0.006%	(153)
OTOZ Thai	5.60%	(21,877)
OTOZ	5.59%	(75,815)
Total		$3,201,723

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2023

NetSol PK	32.38%	$3,314,659
NetSol-Innovation	32.38%	(223,504)
NAMECET	32.38%	(5,384)
NetSol Thai	0.006%	(194)
OTOZ Thai	5.60%	(23,572)
OTOZ	5.59%	(86,952)
Total		$2,975,053

In September 2022, the Company’s subsidiary, Otoz, issued 191,011 shares to an employee per the employment agreement resulting in an increase of non-controlling interest from 5.59% to 10.94%. The effective shareholding of the non-controlling interest for Otoz Thai increased to 10.95%.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

The following schedule discloses the effect to the Company’s equity due to the changes in the Company’s ownership interest in Otoz and Otoz Thai.

	For the Three Months
	Ended September 30,
	2023	2022

Net income (loss) attributable to NetSol	$30,890	$(620,729)
Transfer (to) from non-controlling interest
Increase in paid-in capital for issuance of 191,011 shares of OTOZ Inc common stock	-	120,565
Net transfer (to) from non-controlling interest	-	120,565
Change from net income (loss) attributable to NetSol and transfer (to) from non-controlling interest	$30,890	$(500,164)

NOTE 17– INCOME TAXES

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

During the three months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $121,895 and $193,348, respectively. The tax is derived from non-core business activities generated from NetSol PK.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended September 30, 2023. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2023, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Our primary sources of revenues have been licensing, subscriptions, modification, enhancement and support of our suite of financial applications, under the brand name NFS Ascent® for leading businesses in the global finance and leasing space. With constant innovation being a major part of our DNA, we have enabled NFS Ascent® deployment on the cloud with several implementations already live and some underway. This shift to the cloud will enable our new customers to opt for a subscription-based pricing model rather than the traditional licensing model.

Our clients include blue chip organizations, Dow-Jones 30 Industrials, Fortune 500 manufacturers, financial institutions, global vehicle manufacturers and enterprise technology providers, all of which are serviced by our strategically placed support and delivery locations around the globe.

Founded in 1997, NetSol is headquartered in Los Angeles County, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

●	North America	Encino, California and Austin, Texas
●	Europe	London Metropolitan area and Horsham, Flintshire
●	Asia Pacific	Lahore, Karachi, Bangkok, Beijing, Shanghai, Jakarta and Sydney
●	Middle East	Dubai

We believe that our strong technology solutions offer our customers a return on their investment and allows us to thrive in a hyper competitive and mature global marketplace. Our solutions are bolstered by our people. We believe that people are the drivers of success; therefore, we invest heavily in our hiring, training and retention of top-notch staff to ensure not only successful selling, but also the ongoing satisfaction of our clients. Taken together, this “selling and attentive servicing” approach creates a distinctive advantage for us and a unique value for our customers. We continue to underpin our proven and effective business model which is a combination of careful cost arbitrage, subject matter expertise, domain experience, scalability and proximity with our global and regional customers.

Our primary offerings include the following:

NFS Ascent®

Covering the complete finance and leasing cycle starting from quotation origination through contract settlements, NFS Ascent® is designed and developed for a highly flexible setting and can deal with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. The solution fully automates the entire financing/leasing cycle for companies of any size, including those with multi-billion-dollar portfolios. NFS Ascent® empowers financial institutions to effectively manage their complex lending portfolios, enabling them to thrive in hyper-competitive global markets.

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

Our next generation platform offers a technologically advanced solution for the asset finance and leasing industry. NFS Ascent’s® architecture and user interfaces were designed based on our collective experience with blue chip organizations and global Fortune 500 companies over the past 40 years combined with modern UX design concepts. The platform’s framework allows auto captive and asset finance companies to rapidly transform legacy driven technology into a state-of-the-art IT and business process environment.

At the core of the NFS Ascent® platform, is a lease accounting and contract processing engine, which allows for an array of interest calculation methods, as well as robust accounting for multi-billion-dollar lease portfolios in compliance with various regulatory standards. NFS Ascent®, with its distributed and clustered deployment across parallel application and high-volume data servers, enables finance companies to process voluminous data in a hyper speed environment.

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

Our turn-key platform helps automotive companies make a move into the digital era, addressing a range of customer segments with evolving needs by offering them a seamless, omni-channel, end-to-end car buying and usage experience. It enables both direct-to-consumer transactions as well as traditional dealer models with the option to add peer-to-peer marketplace functionalities for the future of EV pay-per-use and mobility orchestration.

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

AppexNow

NetSol introduced AppexNow - the first marketplace for API-first products specifically for the global credit, finance, and leasing industry. Two products have been launched under the umbrella of the AppexNow marketplace until now; i.e., Flex and Hubex. NetSol will introduce and launch further products and services under this marketplace in the future.

AppexNow: Flex

The first product offering from the AppexNow marketplace, Flex is an API-based, ready-to-use calculation engine. It is a pure play SaaS product that is cloud-based and can be integrated seamlessly into an organization’s products, services, and ecosystem. The calculation engine intelligently adapts to demand by monitoring usage to maintain reliable and predictable performance at desired costs. It is a one-stop solution that guarantees precise calculations at all stages of the contract lifecycle through various calculation types.

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

In addition to traditional lending companies, Hubex can also streamline the operations of dealerships, vendors, and consultants through an API library. With a ready-to-use service, Hubex makes it easy for businesses to seamlessly connect with multiple APIs and achieve their desired outcomes. Pre-integrated services in the Hubex library include, but are not limited to, payment processing, bank account authentication, finance and insurance products, fraud check, KYC service, driver license verification, address validation, vehicle valuation and notification service.

Professional Services

We offer professional services to organizations in different regions to enable them to meet their business objectives. These services primarily consist of technical consultancy, web development, app development, digital marketing, cloud services, outsourcing and co-sourcing.

Pertaining to our professional services offerings, our highly skilled and experienced professionals include skilled software programmers, well-versed business analysists, competent quality assurance engineers, technical and solution architects, project managers, cloud native developers and architects, mobile/web app developers and automation specialists.

We enable businesses to employ the industry’s best talent to help them develop and refine their technology strategy, innovate, execute their roadmap, and optimize service quality.

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

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended September 30, 2023:

●	The Company renegotiated to extend the NFS Ascent license term for an existing client in Thailand for another 3 years. The extension generated approximately $1.1 million in revenues.

●	The Company implemented modifications requested by a number of its existing customers across multiple geographies to generate over $1.1 million in revenues.

●	The Company concluded the implementation re-planning activity with one of its existing clients to generate nearly $1.7 million in revenues on top of the previously contracted revenues.

●	The Company onboarded two new asset finance companies to use its recently launched product FLEX, which will further strengthen the recurring revenues of the business.

●	The Company concluded its discussions with an existing customer to generate additional service revenue of approximately $1.9 million across the APAC region.

●	The Company began a professional services project with the finance company of a current customer in China. This contract is expected to generate approximately $1 million in revenues for the business.

●	The Company signed a professional services contract with a renowned IT consultancy firm based in the US which would generate approximately $300K in revenues over the term of the contract.

Management has identified the following material trends affecting NetSol.

Positive trends:

●	According to S&P Global Mobility, new vehicles sales globally are expected to reach 84 million units in 2023 for a 5.6% increase. U.S. sales volumes are expected to reach approximately 15 million units, an estimated increase of 8% from the projected 2022 levels.

●	Reduction of the U.S. inflation rate over the last few months to approximately 3.7% in 2023.

●	The U.S. market remains strong and resilient for NetSol to continue investing in building local teams for its core offerings.

●	The Chinese car market is expected to maintain its position as the world’s largest and fastest growing, projecting 10% sales growth to 25.5 million units, with electric vehicles (EVs) representing nearly 35% of new sales. Government incentives, reduced car taxes, and preferential financing rates contributed to an 8.8% increase in Chinese auto sales in the first half of 2023, with total vehicle sales, including trucks and buses, rising by 9.8% to 13.2 million.

●	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $65 billion investment, from the originally planned $46 billion, in Pakistan energy and infrastructure sectors. Last June, China authorized a new $2.3 billion loan at a discounted rate to Pakistan as a short-term loan.

●	The overall size of the mobility market in the Europe and the United States is projected to increase over $425 billion combined, by 2035 or a compound CAGR of 5% from 2022. (Deloitte Global Automotive Mobility Market Simulation Tool).

●	The global automotive finance market accounted for $245 billion in 2022 and is expected to more than double by 2035 at a CAGR of 7.4% according to Precedence Research.

Negative trends:

●	The conflict escalating in the Middle East region has disturbed the entire area, which could cause higher global inflation amid growing concerns over sharp rise in oil prices (Guardian, October 18, 2023).

●	The European Union Real GDP growth is at 0.7% annual growth rate per the World Economic Report October, 2023.

●	General economic conditions in our geographic markets; inflation, geopolitical tensions, including trade wars, tariffs and/or sanctions in geographic areas; and, global conflicts or disasters that impact the global economy or one or more sectors of the global economy.

●	A global recession fear impacts the future expansions and budgets in every country and every sector. The World Bank forecasts that global growth will slow to 1.7% in 2023, down from 3% forecasted last June.

●	Continued interest rate increases by the U.S. Federal Reserve Board in 2023 restricting buying power for consumers.

●	Political, monetary, and economic challenges and higher inflation rate than other regional countries impacting Pakistan exports.

●	Inflation and higher interest rates globally have greatly increased the cost of doing business, including salaries and benefits worldwide, affecting profitability.

●	War and hostility between Russia and Ukraine continue to foster global uncertainty.

●	The Russell 2000 index, a major benchmark for U.S. stocks, turned negative for the year in late September 2023. The index’s year-to-date performance is a loss of 0.2%.

●	Working from the office might not return to pre-pandemic levels which may affect employee collaboration potentially lessening efficiency.

●	The Pakistan political and economic environment will likely remain unsteady until new elections are called.

●	Continued tensions between the U.S. and China are causing some American companies to pull out of China and move their supply chain elsewhere. (Business Insider, Aug. 28, 2023).

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2023 Compared to the Quarter Ended September 30, 2022

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended September 30, 2023 and 2022 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2023	%	2022	%
Net Revenues:
License fees	$1,280,449	9.0%	$249,960	2.0%
Subscription and support	6,512,243	45.7%	6,016,834	47.4%
Services	6,449,489	45.3%	6,439,325	50.7%
Total net revenues	14,242,181	100.0%	12,706,119	100.0%

Cost of revenues	8,080,164	56.7%	8,454,122	66.5%
Gross profit	6,162,017	43.3%	4,251,997	33.5%
Operating expenses:
Selling, general and administrative	5,432,969	38.1%	5,678,561	44.7%
Research and development cost	378,419	2.7%	469,627	3.7%
Total operating expenses	5,811,388	40.8%	6,148,188	48.4%

Income (loss) from operations	350,629	2.5%	(1,896,191)	-14.9%
Other income and (expenses)
Interest expense	(276,017)	-1.9%	(121,610)	-1.0%
Interest income	414,718	2.9%	431,857	3.4%
Gain (loss) on foreign currency exchange transactions	(134,253)	-0.9%	1,315,705	10.4%
Other income (expense)	57,881	0.4%	25,616	0.2%
Total other income (expenses)	62,329	0.4%	1,651,568	13.0%

Net income (loss) before income taxes	412,958	2.9%	(244,623)	-1.9%
Income tax provision	(121,895)	-0.9%	(193,348)	-1.5%
Net income (loss)	291,063	2.0%	(437,971)	-3.4%
Non-controlling interest	(260,173)	-1.8%	(182,758)	-1.4%
Net income (loss) attributable to NetSol	$30,890	0.2%	$(620,729)	-4.9%

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.003		$(0.06)
Diluted	$0.003		$(0.06)

Weighted average number of shares outstanding
Basic	11,345,856		11,257,539
Diluted	11,345,856		11,257,539

A significant portion of our business is conducted in currencies other than the U.S. dollar. We operate in several geographical regions as described in Note 15 “Operating Segments” within the Notes to the Condensed Consolidated Financial Statements. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current period results to the prior period foreign currency exchange rates. In the table below, we present the change based on actual results in reported currency and in constant currency.

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due to	(Unfavorable)
	Ended September 30,				Constant	Currency	Change as
	2023	%	2022	%	Currency	Fluctuation	Reported

Net Revenues:	$14,242,181	100.0%	$12,706,119	100.0%	$1,575,873	$(39,811)	$1,536,062

Cost of revenues:	8,080,164	56.7%	8,454,122	66.5%	(1,165,567)	1,539,525	373,958

Gross profit	6,162,017	43.3%	4,251,997	33.5%	410,306	1,499,714	1,910,020

Operating expenses:	5,811,388	40.8%	6,148,188	48.4%	(284,862)	621,662	336,800

Income (loss) from operations	$350,629	2.5%	$(1,896,191)	-14.9%	$125,444	$2,121,376	$2,246,820

Net revenues for the three months ended September 30, 2023 and 2022 are broken out among the segments as follows:

	2023		2022
	Revenue	%	Revenue	%

North America	$1,408,615	9.9%	$1,125,288	8.9%
Europe	2,562,033	18.0%	2,247,335	17.7%
Asia-Pacific	10,271,533	72.1%	9,333,496	73.5%
Total	$14,242,181	100.0%	$12,706,119	100.0%

Revenues

License fees

License fees for the three months ended September 30, 2023 were $1,280,449 compared to $249,960 for the three months ended September 30, 2022 reflecting an increase of $1,030,489 with an increase in constant currency of $1,250,079. During the three months ended September 30, 2023, we recognized approximately $1,142,000 related to the license renewal with an existing customer. During the three months ended September 30, 2022, we recognized approximately $188,000 related to a new agreement with the Government of Khyber Pakhtunkhwa for the sale of our Ascent® product.

Subscription and support

Subscription and support fees for the three months ended September 30, 2023 were $6,512,243 compared to $6,016,834 for the three months ended September 30, 2022 reflecting an increase of $495,409 with an increase in constant currency of $499,159. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended September 30, 2023 was $6,449,489 compared to $6,439,325 for the three months ended September 30, 2022 reflecting an increase of $10,164 with an increase in constant currency of $76,595.

Gross Profit

The gross profit was $6,162,067, for the three months ended September 30, 2023 compared with $4,251,997 for the three months ended September 30, 2022. This is an increase of $1,910,020 with an increase in constant currency of $410,306. The gross profit percentage for the three months ended September 30, 2023 also increased to 43.3% from 33.5% for the three months ended September 30, 2022. The cost of sales was $8,080,164 for the three months ended September 30, 2023 compared to $8,454,122 for the three months ended September 30, 2022 for a decrease of $373,958 and on a constant currency basis an increase of $1,165,567. As a percentage of sales, cost of sales decreased from 66.5% for the three months ended September 30, 2022 to 56.7% for the three months ended September 30, 2023.

Salaries and consultant fees decreased by $128,592 from $6,086,735 for the three months ended September 30, 2022 to $5,958,143 for the three months ended September 30, 2023 and on a constant currency basis increased by $962,826. The increase on a constant currency basis is due to annual salary raises. As a percentage of sales, salaries and consultant expense decreased from 47.9% for the three months ended September 30, 2022 to 41.8% for the three months ended September 30, 2023.

Travel expenses were $660,367 for the three months ended September 30, 2023 compared to $392,345 for the three months ended September 30, 2022 for an increase of $268,022 with an increase in constant currency of $389,142. The increase in travel expense is due to the increase in travel as countries have been lifting travel restrictions. As a percentage of sales, travel expense increased from 3.1% for the three months ended September 30, 2022 to 4.6% for the three months ended September 30, 2023.

Depreciation and amortization expense decreased to $392,983 compared to $654,049 for the three months ended September 30, 2022 or a decrease of $261,066 and on a constant currency basis a decrease of $140,417. The decrease is primarily attributed to the full amortization of capitalized software costs in the quarter ending September 30, 2023.

Other costs decreased to $1,068,671 for the three months ended September 30, 2023 compared to $1,320,993 for the three months ended September 30, 2022 or a decrease of $252,322 and on a constant currency basis a decrease of $45,984.

Operating Expenses

Operating expenses were $5,811,388 for the three months ended September 30, 2023 compared to $6,148,188, for the three months ended September 30, 2022 for a decrease of $336,800 and on a constant currency basis an increase of $284,862. As a percentage of sales, it decreased from 48.4% to 40.8%. The increase in operating expenses on a constant currency basis was primarily due to increases in selling and marketing expenses, salaries and wages, professional services, and provision for doubtful debts, offset by a decrease in other general and administrative expenses.

Selling expenses were $1,708,865 for the three months ended September 30, 2023 compared to $1,762,177, for the three months ended September 30, 2022 for a decrease of $53,312 and on a constant currency basis an increase of $155,473.

General and administrative expenses were $3,586,301 for the three months ended September 30, 2023 compared to $3,725,430 for the three months ended September 30, 2022 or a decrease of $139,129 and on a constant currency basis an increase of $161,886. During the three months ended September 30, 2023, salaries increased by approximately $79,101 and increased $284,266 on a constant currency basis, and other general and administrative expenses decreased approximately $218,230 or decreased by $122,380 on a constant currency basis.

Research and development cost was $378,419 for the three months ended September 30, 2023 compared to $469,627, for the three months ended September 30, 2022 for a decrease of $91,208 and on a constant currency basis an increase of $5,279.

Income/Loss from Operations

Income from operations was $350,629 for the three months ended September 30, 2023 compared to a loss of $1,896,191 for the three months ended September 30, 2022. This represents an increase in income of $2,246,820 with an increase in income of $125,444 on a constant currency basis for the three months ended September 30, 2023 compared with the three months ended September 30, 2022. As a percentage of sales, income from operations was 2.5% for the three months ended September 30, 2023 compared to loss of 14.9% for the three months ended September 30, 2022.

Other Income and Expense

Other income was $62,329 for the three months ended September 30, 2023 compared to $1,651,568 for the three months ended September 30, 2022. This represents a decrease of $1,589,239 with a decrease of $1,570,221 on a constant currency basis. The decrease is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended September 30, 2023, we recognized a loss of $134,253 in foreign currency exchange transactions compared to gain of $1,315,705 for the three months ended September 30, 2022. During the three months ended September 30, 2023, the value of the U.S. dollar increased 0.2% and the Euro decreased 2.6%, compared to the PKR. During the three months ended September 30, 2022, the value of the U.S. dollar and the Euro increased 11.0% and 4.11%, respectively, compared to the PKR.

Non-controlling Interest

For the three months ended September 30, 2023, the net income attributable to non-controlling interest was $260,173, compared to $182,758 for the three months ended September 30, 2022. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net income (loss) attributable to NetSol

The net income was $30,890 for the three months ended September 30, 2023 compared to a net loss of $620,729 for the three months ended September 30, 2022. This is an increase in income of $651,619 with an increase in loss of $835,295 on a constant currency basis, compared to the prior year. For the three months ended September 30, 2023, net income per share was $0.003 for basic and diluted shares compared to net loss per share of $0.06 for basic and diluted shares for the three months ended September 30, 2022.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three months ended September 30, 2023 and 2022 are as follows:

	For the Three Months
	Ended September 30,
	2023	2022

Net Income (loss) attributable to NetSol	$30,890	$(620,729)
Non-controlling interest	260,173	182,758
Income taxes	121,895	193,348
Depreciation and amortization	530,786	845,003
Interest expense	276,017	121,610
Interest (income)	(414,718)	(431,857)
EBITDA	$805,043	$290,133
Add back:
Non-cash stock-based compensation	60,354	81,834
Adjusted EBITDA, gross	$865,397	$371,967
Less non-controlling interest (a)	(399,423)	(399,535)
Adjusted EBITDA, net	$465,974	$(27,568)

Weighted Average number of shares outstanding
Basic	11,345,856	11,257,539
Diluted	11,345,856	11,257,539

Basic adjusted EBITDA	$0.04	$(0.002)
Diluted adjusted EBITDA	$0.04	$(0.002)

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$260,173	$182,758
Income Taxes	36,377	59,910
Depreciation and amortization	141,334	238,333
Interest expense	85,889	37,396
Interest (income)	(128,091)	(132,489)
EBITDA	$395,682	$385,908
Add back:
Non-cash stock-based compensation	3,741	13,627
Adjusted EBITDA of non-controlling interest	$399,423	$399,535

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $16,551,677 at September 30, 2023, compared to $15,533,254 at June 30, 2023.

Net cash provided by operating activities was $1,663,619 for the three months ended September 30, 2023 compared to $1,298,857 for the three months ended September 30, 2022. At September 30, 2023, we had current assets of $38,675,408 and current liabilities of $18,268,130. We had accounts receivable of $6,870,956 at September 30, 2023 compared to $11,714,422 at June 30, 2023. We had revenues in excess of billings of $13,733,160 at September 30, 2023 compared to $12,377,677 at June 30, 2023 of which $724,875 and $nil is shown as long term as of September 30, 2023 and June 30, 2023, respectively. The long-term portion was discounted by $98,103 and $nil at September 30, 2023 and June 30, 2023, respectively, using the discounted cash flow method with an interest rate of 7.24%. During the three months ended September 30, 2023, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $3,487,983 from $24,092,099 at June 30, 2023 to $20,604,116 at September 30, 2023. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,802,879 and $5,756,553, respectively at September 30, 2023. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,552,181 and $5,779,510, respectively, at June 30, 2023.

The average days sales outstanding for the three months ended September 30, 2023 and 2022 were 144 and 165 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $370,400 for the three months ended September 30, 2023, compared to $893,994 for the three months ended September 30, 2022. We had purchases of property and equipment of $371,630 compared to $1,347,601 for the three months ended September 30, 2022.

Net cash used in financing activities was $44,474 for the three months ended September 30, 2023, compared to $445,737 for the three months ended September 30, 2022. During the three months ended September 30, 2023, we had net payments for bank loans and finance leases of $44,474 compared to $445,737 for the three months ended September 30, 2022. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 13 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of September 30, 2023, we had approximately $16.6 million of cash, cash equivalents and marketable securities of which approximately $15.2 million is held by our foreign subsidiaries. As of June 30, 2023, we had approximately $15.5 million of cash, cash equivalents and marketable securities of which approximately $13.5 million is held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($365,854) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($1,737,619) and a running finance facility of Rupees 53 million ($186,273). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($3,127,715). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($1,320,591) from Samba Bank Limited. During the loan tenure, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

As of the date of this report, we are in compliance with the financial covenants associated with our borrowings. The maturity dates of the borrowings of respective subsidiaries may accelerate if they do not comply with these covenants. In case of any change in control in subsidiaries, they may have to repay their respective credit facilities.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

NA

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC on September 22, 2023. Any of such factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 24, 2023, and effective retroactively to October 2, 2023, the Board of Directors adopted a Clawback Policy intended to comply with the requirements of the Dodd-Frank Act, SEC rules and regulations and NASDAQ listing rules. The policy is attached hereto as exhibit 10.1.

Item 6. Exhibits

10.1	NetSol Technologies, Inc. Clawback Policy adopted effective October 2, 2023
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)
101.	INS Inline XBRL Instance Document
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

NETSOL TECHNOLOGIES, INC.

Date:	November 7, 2023	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	November 7, 2023	/s/Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 47