Form 10-Q
period 2023-12-31
NETSOL TECHNOLOGIES INC
filed 2024-02-13
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

Yes ☐ No ☒

The issuer had 12,329,919 shares issued and 11,390,888 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of February 7, 2024.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	December 31, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$15,659,516	$15,533,254
Accounts receivable, net of allowance of $421,288 and $420,354	5,975,716	11,714,422
Revenues in excess of billings, net of allowance of $137,406 and $1,380,141	16,299,287	12,377,677
Other current assets	2,142,487	1,978,514
Total current assets	40,077,006	41,603,867
Revenues in excess of billings, net - long term	734,397	-
Property and equipment, net	5,665,699	6,161,186
Right of use assets - operating leases	1,659,622	1,151,575
Other assets	32,338	32,327
Intangible assets, net	-	127,931
Goodwill	9,302,524	9,302,524
Total assets	$57,471,586	$58,379,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,713,920	$6,552,181
Current portion of loans and obligations under finance leases	5,982,466	5,779,510
Current portion of operating lease obligations	689,770	505,237
Unearned revenue	4,426,008	7,932,306
Total current liabilities	17,812,164	20,769,234
Loans and obligations under finance leases; less current maturities	99,527	176,229
Operating lease obligations; less current maturities	1,022,361	652,194
Total liabilities	18,934,052	21,597,657

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,329,919 shares issued and 11,390,888 outstanding as of December 31, 2023; 12,284,887 shares issued and 11,345,856 outstanding as of June 30, 2023	123,301	122,850
Additional paid-in-capital	128,587,384	128,476,048
Treasury stock (at cost, 939,031 shares as of December 31, 2023 and June 30, 2023)	(3,920,856)	(3,920,856)
Accumulated deficit	(44,456,980)	(44,896,186)
Other comprehensive loss	(45,870,309)	(45,975,156)
Total NetSol stockholders’ equity	34,462,540	33,806,700
Non-controlling interest	4,074,994	2,975,053
Total stockholders’ equity	38,537,534	36,781,753
Total liabilities and stockholders’ equity	$57,471,586	$58,379,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2023	2022	2023	2022
Net Revenues:
License fees	$2,990,453	$15,884	$4,270,902	$265,844
Subscription and support	6,827,781	6,502,669	13,340,024	12,519,503
Services	5,419,707	5,871,805	11,869,196	12,311,130
Total net revenues	15,237,941	12,390,358	29,480,122	25,096,477

Cost of revenues	8,062,204	9,247,895	16,142,368	17,702,017
Gross profit	7,175,737	3,142,463	13,337,754	7,394,460

Operating expenses:
Selling, general and administrative	5,807,494	5,716,073	11,240,463	11,394,634
Research and development cost	341,411	472,904	719,830	942,531
Total operating expenses	6,148,905	6,188,977	11,960,293	12,337,165

Income (loss) from operations	1,026,832	(3,046,514)	1,377,461	(4,942,705)

Other income and (expenses)
Interest expense	(290,322)	(202,363)	(566,339)	(323,973)
Interest income	468,280	309,906	882,998	741,763
Gain (loss) on foreign currency exchange transactions	(14,617)	657,223	(148,870)	1,972,928
Share of net loss from equity investment	-	5,133	-	5,133
Other income (expense)	(57,305)	94,708	576	120,324
Total other income (expenses)	106,036	864,607	168,365	2,516,175

Net income (loss) before income taxes	1,132,868	(2,181,907)	1,545,826	(2,426,530)
Income tax provision	(150,053)	(220,056)	(271,948)	(413,404)
Net income (loss)	982,815	(2,401,963)	1,273,878	(2,839,934)
Non-controlling interest	(574,499)	309,037	(834,672)	126,279
Net income (loss) attributable to NetSol	$408,316	$(2,092,926)	$439,206	$(2,713,655)

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.04	$(0.19)	$0.04	$(0.24)
Diluted	$0.04	$(0.19)	$0.04	$(0.24)

Weighted average number of shares outstanding
Basic	11,372,819	11,270,199	11,359,338	11,263,869
Diluted	11,372,819	11,270,199	11,359,338	11,263,869

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2023	2022	2023	2022
Net income (loss)	$408,316	$(2,092,926)	$439,206	$(2,713,655)
Other comprehensive income (loss):
Translation adjustment	840,165	352,175	370,116	(3,799,344)
Translation adjustment attributable to non-controlling interest	(298,772)	(82,380)	(265,269)	1,151,089
Net translation adjustment	541,393	269,795	104,847	(2,648,255)
Comprehensive income (loss) attributable to NetSol	$949,709	$(1,823,131)	$544,053	$(5,361,910)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended December 31, 2023 is provided below:

	Common Stock		Additional Paid-in	Treasury	Accumulated	Other Comprehensive	Non Controlling	Total Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2023	12,311,850	$123,120	$128,536,132	$(3,920,856)	$(44,865,296)	$(46,411,702)	$3,201,723	$36,663,121
Common stock issued for: Services	18,069	181	39,569	-	-	-	-	39,750
Fair value of subsidiary options issued	-	-	11,683	-	-	-	-	11,683
Foreign currency translation adjustment	-	-	-	-	-	541,393	298,772	840,165
Net income (loss) for the year	-	-	-	-	408,316	-	574,499	982,815
Balance at December 31, 2023	12,329,919	$123,301	$128,587,384	$(3,920,856)	$(44,456,980)	$(45,870,309)	$4,074,994	$38,537,534

A statement of the changes in equity for the three months ended September 30, 2023 is provided below:

	Common Stock		Additional Paid-in	Treasury	Accumulated	Other Comprehensive	Non Controlling	Total Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2023	12,284,887	$122,850	$128,476,048	$(3,920,856)	$(44,896,186)	$(45,975,156)	$2,975,053	$36,781,753
Common stock issued for: Services	26,963	270	48,530	-	-	-	-	48,800
Fair value of subsidiary options issued	-	-	11,554	-	-	-	-	11,554
Foreign currency translation adjustment	-	-	-	-	-	(436,546)	(33,503)	(470,049)
Net income (loss) for the year	-	-	-	-	30,890	-	260,173	291,063
Balance at September 30, 2023	12,311,850	$123,120	$128,536,132	$(3,920,856)	$(44,865,296)	$(46,411,702)	$3,201,723	$36,663,121

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended December 31, 2022 is provided below:

	Common Stock		Additional Paid-in	Treasury	Accumulated	Other Comprehensive	Non Controlling	Total Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2022	12,209,230	$122,093	$128,420,519	$(3,920,856)	$(40,273,167)	$(42,281,135)	$4,279,113	$46,346,567
Common stock issued for: Services	13,755	138	39,612	-	-	-	-	39,750
Fair value of subsidiary options issued	-	-	24,583	-	-	-	-	24,583
Foreign currency translation adjustment	-	-	-	-	-	269,795	82,380	352,175
Net income (loss) for the year	-	-	-	-	(2,092,926)	-	(309,037)	(2,401,963)
Balance at December 31, 2022	12,222,985	$122,231	$128,484,714	$(3,920,856)	$(42,366,093)	$(42,011,340)	$4,052,456	$44,361,112

A statement of the changes in equity for the three months ended September 30, 2022 is provided below:

	Common Stock		Additional Paid-in	Treasury	Accumulated	Other Comprehensive	Non Controlling	Total Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2022	12,196,570	$121,966	$128,218,247	$(3,920,856)	$(39,652,438)	$(39,363,085)	$5,450,389	$50,854,223
Common stock issued for: Services	12,660	127	39,623	-	-	-	-	39,750
Adjustment in APIC for change in subsidiary shares to non-controlling interest	-	-	120,565	-	-	-	(120,565)	-
Fair value of subsidiary options issued	-	-	42,084	-	-	-	-	42,084
Foreign currency translation adjustment	-	-	-	-	-	(2,918,050)	(1,233,469)	(4,151,519)
Net income (loss) for the year	-	-	-	-	(620,729)	-	182,758	(437,971)
Balance at September 30, 2022	12,209,230	$122,093	$128,420,519	$(3,920,856)	$(40,273,167)	$(42,281,135)	$4,279,113	$46,346,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,273,878	$(2,839,934)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	959,949	1,736,503
Provision for bad debts	29,191	(67,176)
Share of net (gain) loss from investment under equity method	-	(5,133)
Gain on sale of assets	(98)	(28,344)
Stock based compensation	111,787	146,167
Changes in operating assets and liabilities:
Accounts receivable	5,722,791	3,772,091
Revenues in excess of billing	(4,239,762)	(702,812)
Other current assets	329,171	(529,579)
Accounts payable and accrued expenses	72,501	904,731
Unearned revenue	(3,654,724)	(696,971)
Net cash provided by operating activities	604,684	1,689,543

Cash flows from investing activities:
Purchases of property and equipment	(570,584)	(1,252,325)
Sales of property and equipment	1,248	70,283
Net cash used in investing activities	(569,336)	(1,182,042)

Cash flows from financing activities:
Proceeds from bank loans	135,123
Payments on finance lease obligations and loans - net	(162,482)	(537,180)
Net cash used in financing activities	(27,359)	(537,180)
Effect of exchange rate changes	118,273	(2,987,396)
Net increase (decrease) in cash and cash equivalents	126,262	(3,017,075)
Cash and cash equivalents at beginning of the period	15,533,254	23,963,797
Cash and cash equivalents at end of period	$15,659,516	$20,946,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Six Months
	Ended December 31,
	2023	2022
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$670,330	$226,271
Taxes	$342,643	$395,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

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

December 31, 2023

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance except balances maintained in China are insured for RMB 500,000 ($70,621) in each bank and in the UK for GBP 85,000 ($107,595) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of December 31, 2023, and June 30, 2023, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $14,517,520 and $13,524,518, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

The Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2023, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$734,397	$734,397
Total	$-	$-	$734,397	$734,397

The Company did not have any financial assets that were measured at fair value on a recurring basis at June 30, 2023.

The reconciliation from June 30, 2023 to December 31, 2023 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2023	$-	$-	$-
Additions	827,853	(103,958)	723,895
Amortization during the period	-	18,464	18,464
Effect of Translation Adjustment	(7,968)	6	(7,962)
Balance at December 31, 2023	$819,885	$(85,488)	$734,397

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

December 31, 2023

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

December 31, 2023

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

The Company’s disaggregated revenue by category is as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2023	2022	2023	2022
Core:
License	$2,990,453	$15,884	$4,270,902	$265,844
Subscription and support	6,827,781	6,502,669	13,340,024	12,519,503
Services	4,114,077	4,818,461	9,088,631	10,239,827
Total core revenue, net	13,932,311	11,337,014	26,699,557	23,025,174

Non-Core:
Services	1,305,630	1,053,344	2,780,565	2,071,303
Total non-core revenue, net	1,305,630	1,053,344	2,780,565	2,071,303

Total net revenue	$15,237,941	$12,390,358	$29,480,122	$25,096,477

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

December 31, 2023

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	December 31, 2023	June 30, 2023

Revenues in excess of billings	$17,033,684	$12,377,677

Unearned revenue	$4,426,008	$7,932,306

The Company’s unearned revenue reconciliation is as follows:

Unearned Revenue

Balance at June 30, 2023	$7,932,306
Invoiced	7,323,061
Revenue Recognized	(10,944,715)
Adjustments	115,356
Balance at December 31, 2023	$4,426,008

During the three and six months ended December 31, 2023, the Company recognized revenue of $2,248,000 and $6,454,000 that was included in the unearned revenue balance at the beginning of the period. All other activity in unearned revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $32,816,000 as of December 31, 2023, of which the Company estimates to recognize approximately $18,471,000 in revenue over the next 12 months and the remainder over an estimated 3 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the three and six months ended December 31, 2023 and 2022, there were no outstanding dilutive instruments.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

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

Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $45,870,309 and $45,975,156 as of December 31, 2023 and June 30, 2023, respectively. During the three and six months ended December 31, 2023, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation gain attributable to NetSol of $541,393 and $104,847, respectively. During the three and six months ended December 31, 2022, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a $269,795 translation gain attributable to NetSol and a $(2,648,255) translation loss attributable to NetSol, respectively.

NOTE 6 – MAJOR CUSTOMERS

During the three and six months ended December 31, 2023, revenues from Daimler Financial Services (“DFS”) were $3,945,061 and $7,632,692, representing 25.9% of revenues. During the three and six months ended December 31, 2022, revenues from Daimler Financial Services (“DFS”) were $3,478,077 and $7,069,884, representing 28.1% and 39.5% of revenues. The revenues from DFS are shown in the Asia – Pacific segment.

Accounts receivable from DFS at December 31, 2023 and June 30, 2023, were $1,014,503 and $4,368,881, respectively. Revenues in excess of billings at December 31, 2023 and June 30, 2023, were $2,497,783 and $1,961,750, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	December 31, 2023	June 30, 2023

Prepaid Expenses	$1,300,059	$1,299,334
Advance Income Tax	251,817	144,428
Employee Advances	54,714	68,488
Security Deposits	187,546	177,148
Other Receivables	92,642	92,716
Other Assets	255,709	196,400
Net Balance	$2,142,487	$1,978,514

NOTE 8 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	December 31, 2023	June 30, 2023

Revenues in excess of billings - long term	$819,885	$-
Present value discount	(85,488)	-
Net Balance	$734,397	$-

Pursuant to revenue recognition for contract accounting, the Company has recorded revenues in excess of billings long-term for amounts billable after one year. During the three and six months ended December 31, 2023, the Company accreted $12,309 and $18,464, respectively, which was recorded in interest income for that period. During the three and six months ended December 31, 2022, the Company accreted $9,288 and $18,657, respectively. The Company used the discounted cash flow method with an interest rate of 7.34% for the period ended December 31, 2023. The Company used the discounted cash flow method with interest rates ranging from 4.65% to 6.25% for the period ended December 31, 2022.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	December 31, 2023	June 30, 2023

Office Furniture and Equipment	$2,427,955	$2,678,664
Computer Equipment	8,432,290	8,317,131
Assets Under Capital Leases	47,793	46,554
Building	3,586,175	3,497,913
Land	909,031	885,474
Autos	2,074,702	1,941,063
Improvements	212,978	205,289
Subtotal	17,690,924	17,572,088
Accumulated Depreciation	(12,025,225)	(11,410,902)
Property and Equipment, Net	$5,665,699	$6,161,186

For the three and six months ended December 31, 2023, depreciation expense totaled $429,163 and $833,908, respectively. Of these amounts, $264,374 and $531,316, respectively, are reflected in cost of revenues. For the three and six months ended December 31, 2022, depreciation expense totaled $568,828 and $1,091,011, respectively. Of these amounts, $370,606 and $701,835, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of December 31, 2023 and June 30, 2023:

	As of	As of
	December 31, 2023	June 30, 2023
Vehicles	$47,793	$46,554
Total	47,793	46,554
Less: Accumulated Depreciation - Net	(22,607)	(17,366)
	$25,186	$29,188

Finance lease term and discount rate were as follows:

	As of	As of
	December 31, 2023	June 30, 2023

Weighted average remaining lease term - Finance leases	0.84 Years	1.21 Years

Weighted average discount rate - Finance leases	16.4%	16.4%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2023	June 30, 2023
Assets
Operating lease assets, net	$1,659,622	$1,151,575

Liabilities
Current
Operating	$689,770	$505,237
Non-current
Operating	1,022,361	652,194
Total Lease Liabilities	$1,712,131	$1,157,431

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

The components of lease cost were as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2023	2022	2023	2022

Amortization of finance lease assets	$2,365	$3,099	$4,661	$5,995
Interest on finance lease obligation	770	1,552	1,639	3,359
Operating lease cost	98,309	113,079	205,342	231,601
Short term lease cost	40,216	37,986	81,224	104,622
Sub lease income	(8,199)	(7,786)	(16,605)	(15,598)
Total lease cost	$133,461	$147,930	$276,261	$329,979

Lease term and discount rate were as follows:

	As of	As of
	December 31, 2023	June 30, 2023

Weighted average remaining lease term - Operating leases	2.41 Years	3.09 Years

Weighted average discount rate - Operating leases	4.6%	4.0%

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Six Months
	Ended December 31,
	2023	2022

Operating cash flows related to operating leases	$140,514	$236,311

Operating cash flows related to finance leases	$1,638	$3,358

Financing cash flows related finance leases	$16,424	$16,230

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

Maturities of operating lease liabilities were as follows as of December 31, 2023:

Amount
Within year 1	$763,409
Within year 2	565,341
Within year 3	347,701
Within year 4	108,548
Within year 5	81,529
Thereafter	236
Total Lease Payments	1,866,764
Less: Imputed interest	(154,633)
Present Value of lease liabilities	1,712,131
Less: Current portion	(689,770)
Non-Current portion	$1,022,361

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and are currently on a month-by-month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three and six months ended December 31, 2023, the Company received lease income of $8,199 and $16,605, respectively. For the three and six months ended December 31, 2022, the Company received lease income of $7,786 and $15,598, respectively.

NOTE 11 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	December 31, 2023	June 30, 2023

Product Licenses - Cost	$39,395,533	$47,244,997
Effect of Translation Adjustment	(24,427,792)	(24,756,959)
Accumulated Amortization	(14,967,741)	(22,360,107)
Net Balance	$-	$127,931

Product Licenses

Product licenses include internally developed software cost. Product licenses are amortized on a straight-line basis over their respective lives. Amortization expense for the three and six months ended December 31, 2023, was $nil and $126,041, respectively. Amortization expense for the three and six months ended December 31, 2022, was $322,672 and $645,492, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	December 31, 2023	June 30, 2023

Accounts Payable	$1,324,037	$1,114,915
Accrued Liabilities	3,600,742	3,695,091
Accrued Payroll	1,086,371	982,884
Accrued Payroll Taxes	161,143	170,063
Taxes Payable	121,212	195,491
Other Payable	420,415	393,737
Total	$6,713,920	$6,552,181

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

NOTE 13 – DEBTS

Notes payable and finance leases consisted of the following:

		As of December 31, 2023
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$120,533	$120,533	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	1,787,821	1,787,821	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	1,358,744	1,358,744	-
Loan Payable Bank - Export Refinance III	(6)	2,502,951	2,502,951	-
Sale and Leaseback Financing	(7)	256,921	157,394	99,527
Term Finance Facility	(8)	3,392	3,392	-
Insurance Financing	(9)	39,587	39,587	-
		6,069,949	5,970,422	99,527
Subsidiary Finance Leases	(10)	12,044	12,044	-
		$6,081,993	$5,982,466	$99,527

		As of June 30, 2023
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$89,823	$89,823	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	1,741,493	1,741,493	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	1,323,535	1,323,535	-
Loan Payable Bank - Export Refinance III	(6)	2,438,089	2,438,089	-
Sale and Leaseback Financing	(7)	321,113	148,264	172,849
Term Finance Facility	(8)	13,356	13,356	-
Insurance Financing	(9)	-	-	-
		5,927,409	5,754,560	172,849
Subsidiary Finance Leases	(10)	28,330	24,950	3,380
		$5,955,739	$5,779,510	$176,229

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 5.0% to 7.9% as of December 31, 2023 and June 30, 2023, respectively.

(2)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $379,747. The annual interest rate was 9.5% as of December 31, 2023. The total outstanding balance as of December 31, 2023 and June 30, 2023 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of December 31, 2023, NTE was in compliance with this covenant.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

(3)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 500,000,000 or $1,787,821 at December 31, 2023 and Rs. 500,000,000 or $1,741,493 at June 30, 2023. The interest rate for the loan was 19.0% and 17.0% at December 31, 2023 and June 30, 2023, respectively.

(4)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 53,000,000 or $191,654, at December 31, 2023. The balance outstanding at December 31, 2023 and June 30, 2023 was Rs. Nil. The interest rate for the loan was 23.5 and 24.9% at December 31, 2023 and June 30, 2023, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and a current ratio of 1:1. As of December 31, 2023, NetSol PK was in compliance with this covenant.

(5)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 380,000,000 or $1,358,744 and Rs. 380,000,000 or $1,323,535 at December 31, 2023 and June 30, 2023, respectively. The interest rate for the loan was 19.0% and 18.0% at December 31, 2023 and June 30, 2023, respectively.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of December 31, 2023, NetSol PK was in compliance with these covenants.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 900,000,000 or $3,218,078 and Rs. 900,000,000 or $3,134,687, at December 31, 2023 and June 30, 2023, respectively. NetSol PK used Rs. 700,000,000 or $2,502,951 and Rs. 700,000,000 or $2,438,089, at December 31, 2023 and June 30, 2023, respectively. The interest rate for the loan was 19.0% and 18.0% at December 31, 2023 and June 30, 2023, respectively.

(7)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of December 31, 2023, NetSol PK used Rs. 71,853,193 or $256,921 of which $99,527 was shown as long term and $157,394 as current. As of June 30, 2023, NetSol PK used Rs. 92,194,774 or $321,113 of which $172,849 was shown as long term and $148,264 as current. The interest rate for the loan was 9.0% to 16.0% at December 31, 2023, and June 30, 2023.

(8)	In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement. The loan amount was £69,549, or $88,037, for a period of 5 years with monthly payments of £1,349, or $1,708. As of December 31, 2023, the subsidiary has used this facility up to $3,392, which was shown as current. As of June 30, 2023, the subsidiary has used this facility up to $13,356, which was shown as current. The interest rate was 6.14% at December 31, 2023 and June 30, 2023.

(9)	The Company’s subsidiary, VLS, finances Directors’ and Officers’ (“D&O”) liability insurance, and the $39,587 and $nil was recorded in current maturities, at December 31, 2023 and June 30, 2023, respectively. The interest rate on this financing ranged from 9.7% to 12.7% as of December 31, 2023 and June 30, 2023.

(10)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2024. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three months ended December 31, 2023 and 2022.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

Following are the aggregate minimum future lease payments under finance leases as of December 31, 2023:

Amount
Minimum Lease Payments Within year 1	$13,005
Total Minimum Lease Payments	13,005
Interest Expense relating to future periods	(961)
Present Value of minimum lease payments	12,044
Less: Current portion	(12,044)
Non-Current portion	$-

Following are the aggregate future long term debt payments as of December 31, 2023 which consists of “Sale and Leaseback Financing (7)” and “Term Finance Facility (8)”.

Amount
Loan Payments
Within year 1	$160,788
Within year 2	98,657
Within year 3	868
Total Loan Payments	260,313
Less: Current portion	(160,786)
Non-Current portion	$99,527

NOTE 14 - STOCKHOLDERS’ EQUITY

During the three and six months ended December 31, 2023, the Company issued 18,069 and 40,032 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $39,750 and $79,500, respectively.

During the three and six months ended December 31, 2023, the Company issued nil and 5,000 shares of common stock for services rendered by the employees of the company as part of their compensation. These shares were valued at the fair market value of $nil and $9,050.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# Number of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2022	-	$-
Granted	58,317	$2.73
Vested	(58,317)	$2.73
Unvested, June 30, 2023	-	$-
Granted	45,032	$1.97
Vested	(45,032)	$1.97
Unvested, December 31, 2023	-	$-

For the three and six months ended December 31, 2023, the Company recorded compensation expense of $39,750 and $88,550, respectively. For the three and six months ended December 31, 2022, the Company recorded compensation expense of $39,750 and $79,500, respectively. The weighted average grant date fair value is determined by the Company’s closing stock price on the grant date.

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

The following table presents a summary of identifiable assets as of December 31, 2023 and June 30, 2023:

	As of	As of
	December 31, 2023	June 30, 2023
Identifiable assets:
Corporate headquarters	$1,059,682	$878,899
North America	6,409,946	7,344,122
Europe	9,301,556	8,716,656
Asia - Pacific	40,700,402	41,439,733
Consolidated	$57,471,586	$58,379,410

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

The following table presents a summary of revenue streams by segment for the three months ended December 31, 2023 and 2022:

	2023				2022
	License fees	Subscription and support	Services	Total	License fees	Subscription and support	Services	Total

North America	$-	$1,168,224	$296,997	$1,465,221	$14,000	$1,111,063	$472,789	$1,597,852
Europe	4,650	874,096	1,593,611	2,472,357	1,884	688,562	2,155,255	2,845,701
Asia-Pacific	2,985,803	4,785,461	3,529,099	11,300,363	-	4,703,044	3,243,761	7,946,805
Total	$2,990,453	$6,827,781	$5,419,707	$15,237,941	$15,884	$6,502,669	$5,871,805	$12,390,358

The following table presents a summary of revenue streams by segment for the six months ended December 31, 2023 and 2022:

	2023				2022
	License fees	Subscription and support	Services	Total	License fees	Subscription and support	Services	Total

North America	$-	$2,293,038	$580,798	$2,873,836	$28,000	$2,176,111	$519,029	$2,723,140
Europe	8,966	1,588,084	3,437,340	5,034,390	50,239	1,182,105	3,860,692	5,093,036
Asia-Pacific	4,261,936	9,458,902	7,851,058	21,571,896	187,605	9,161,287	7,931,409	17,280,301
Total	$4,270,902	$13,340,024	$11,869,196	$29,480,122	$265,844	$12,519,503	$12,311,130	$25,096,477

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

The following table presents a summary of operating information for the three and six months ended December 31:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2023	2022	2023	2022
Revenues from unaffiliated customers:
North America	$1,465,221	$1,597,852	$2,873,836	$2,723,140
Europe	2,472,357	2,845,701	5,034,390	5,093,036
Asia - Pacific	11,300,363	7,946,805	21,571,896	17,280,301
	15,237,941	12,390,358	29,480,122	25,096,477
Revenue from affiliated customers
Asia - Pacific	-	-	-	-
	-	-	-	-
Consolidated	$15,237,941	$12,390,358	$29,480,122	$25,096,477

Intercompany revenue
Europe	$100,100	$93,236	$200,417	$188,961
Asia - Pacific	2,865,277	2,545,098	5,485,596	4,544,876
Eliminated	$2,965,377	$2,638,334	$5,686,013	$4,733,837

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(922,670)	$(696,938)	$(1,226,392)	$630,262
North America	(13,278)	105,326	(69,225)	86,379
Europe	(150,935)	(163,633)	(242,819)	(483,388)
Asia - Pacific	2,069,698	(1,646,718)	2,812,314	(3,073,187)
Consolidated	$982,815	$(2,401,963)	$1,273,878	$(2,839,934)

Depreciation and amortization:
North America	$407	$727	$898	$1,209
Europe	57,758	66,431	120,659	141,602
Asia - Pacific	370,998	824,342	838,392	1,593,692
Consolidated	$429,163	$891,500	$959,949	$1,736,503

Interest expense:
Corporate headquarters	$6,538	$5,912	$12,659	$8,392
North America	-	-	-	-
Europe	1,834	2,702	6,476	6,340
Asia - Pacific	281,950	193,749	547,204	309,241
Consolidated	$290,322	$202,363	$566,339	$323,973

Income tax expense:
Corporate headquarters	$-	$-	$-	$(44,154)
North America	-	-	-	44,154
Europe	(93,583)	-	(93,583)	-
Asia - Pacific	243,636	220,056	365,531	413,404
Consolidated	$150,053	$220,056	$271,948	$413,404

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023

(Unaudited)

The following table presents a summary of capital expenditures for the six months ended December 31:

	For the Six Months
	Ended December 31,
	2023	2022
Capital expenditures:
North America	$-	$4,880
Europe	417,104	-
Asia - Pacific	153,480	1,247,445
Consolidated	$570,584	$1,252,325

NOTE 16 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at December 31, 2023

NetSol PK	32.38%	$4,512,908
NetSol-Innovation	32.38%	(335,457)
NAMECET	32.38%	(12,125)
NetSol Thai	0.006%	(155)
OTOZ Thai	5.60%	(25,787)
OTOZ	5.59%	(64,390)
Total		$4,074,994

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2023

NetSol PK	32.38%	$3,314,659
NetSol-Innovation	32.38%	(223,504)
NAMECET	32.38%	(5,384)
NetSol Thai	0.006%	(194)
OTOZ Thai	5.60%	(23,572)
OTOZ	5.59%	(86,952)
Total		$2,975,053

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

During the three and six months ended December 31, 2023, the Company recorded an income tax provision of $150,053 and $271,948, respectively. During the three and six months ended December 31, 2022, the Company recorded an income tax provision of $220,056 and $413,404, respectively. The tax is derived from non-core business activities generated from NetSol PK.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and six months ended December 31, 2023. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2023, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Founded in 1997, NetSol is headquartered in Los Angeles County, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

●	North America	Encino, California and Austin, Texas
●	Europe	London Metropolitan area and Horsham, Flintshire
●	Asia Pacific	Lahore, Karachi, Bangkok, Beijing, Tianjin, Shanghai, Jakarta and Sydney
●	Middle East	Dubai

We believe that our strong technology solutions offer our customers a return on their investment and allows us to thrive in a hyper competitive and mature global marketplace. Our solutions are bolstered by our people. We believe that people are the drivers of success; therefore, we invest heavily in our hiring, training and retention of outstanding staff to ensure not only successful selling, but also the ongoing satisfaction of our clients. Taken together, this “selling and attentive servicing” approach creates a distinctive advantage for us and a unique value for our customers. We continue to underpin our proven and effective business model which is a combination of careful cost arbitrage, subject matter expertise, domain experience, scalability and proximity with our global and regional customers.

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

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended December 31, 2023:

●	The Company contracted with an auto captive finance company of a renowned US auto manufacturer based in China. This contract is expected to generate approximately $12 million over the next five years.

●	The Company implemented modifications requested by several of its existing customers across multiple geographies to generate over $1.7 million in revenues.

●	DFS went live in Taiwan with the Company’s NFS retail product.

●	Charles & Dean Finance was onboarded on Flex, and Haydock, an existing Flex customer, purchased additional products within our ApexNow solution.

●	The Company hired and appointed Mr. Erik Wagner as its Chief Marketing Officer. Mr Wagner is a seasoned professional and brings diversified experience of over sixteen years in the field of marketing with a special focus on the technology sector across different regions of the globe.

Management has identified the following material trends affecting NetSol.

Positive trends:

●	According to PR Newswire, December 14, 2023, and the S&P Global Mobility, new vehicles sales globally are expected to reach 86 million units in 2023 for an 8.9% increase over 2022 and forecasts 2024 auto sales at 88.3 million for a 2.8% increase over 2023.

●	U.S. automotive sales volumes are expected to reach approximately 15.5 million units, an estimated increase of 9% from the projected 2022 levels, and 2024 sales are expected to reach 15.9 million for an estimated increase of 2% compared to 2023.

●	The U.S. inflation rate ended at 3.4% for 2023. (CNN Business, January 11, 2024)

●	The U.S. market remains strong and resilient for NetSol to continue investing in building local teams for its core offerings.

●	The Chinese car market is expected to maintain its position as the world’s largest and fastest growing, projecting 10% sales growth to 25.5 million units, with electric vehicles (EVs) representing nearly 35% of new sales. Government incentives, reduced car taxes, and preferential financing rates contributed to an 8.8% increase in Chinese auto sales in the first half of 2023, with total vehicle sales, including trucks and buses, rising by 9.8% to 13.2 million.

●	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $65 billion investment, from the originally planned $46 billion, in Pakistan energy and infrastructure sectors. Last June, China authorized a new $2.3 billion loan at a discounted rate to Pakistan as a short-term loan.

●	The overall size of the mobility market in the Europe and the United States is projected to increase over $425 billion combined, by 2035 or a compound CAGR of 5% from 2022. (Deloitte Global Automotive Mobility Market Simulation Tool)

●	The global automotive finance market accounted for $245 billion in 2022 and is expected to more than double by 2035 at a CAGR of 7.4% according to Precedence Research.

●	The Russell Index finished 2023 with a 15.1% gain after falling 21.6% in 2022. (CBS News December 29, 2023)

●	The real gross domestic product (GDP) for the US increased at an annual rate of 3.3% in the fourth quarter of 2023 according to the advance estimate released by the Bureau of Economic Analysis. In the third quarter, real GDP increased 4.9%. (Bureau of Economic Analysis - January 25, 2024)

Negative trends:

●	The conflict in Gaza has disrupted the entire Middle East region since October 7, 2023. This has created uncertainty and has affected the economies of the neighboring nations.

●	The European Union Real GDP growth is at 0.7% annual growth rate per the World Economic Report October, 2023.

●	General economic conditions in our geographic markets; inflation, geopolitical tensions, including trade wars, tariffs and/or sanctions in geographic areas; and, global conflicts or disasters that impact the global economy or one or more sectors of the global economy.

●	A global recession fear impacts the future expansions and budgets in every country and every sector. The World Bank forecasts that global growth will slow to 1.7% in 2023, down from 3% forecasted last June.

●	Continued interest rate increases by the U.S. Federal Reserve Board in 2023 restricting buying power for consumers.

●	Political, monetary, and economic challenges and higher inflation rate than other regional countries impacting Pakistan exports.

●	Inflation and higher interest rates globally have greatly increased the cost of doing business, including salaries and benefits worldwide, affecting profitability.

●	War and hostility between Russia and Ukraine continue to foster global economic uncertainty.

●	Working from the office might not return to pre-pandemic levels which may affect employee collaboration potentially lessening efficiency.

●	The Pakistan political and economic environment will likely remain unsteady until new elections schedule on February 8, 2024.

●	While the US-China bilateral summit exceeded expectations, the objective of the summit was risk management. Continued trade tensions between the U.S. and China are causing some American companies to pull out of China and move their supply chain elsewhere. (Business Insider, Aug. 28, 2023; Bookings, January 12, 2024).

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2023 Compared to the Quarter Ended December 31, 2022

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended December 31, 2023 and 2022 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2023	%	2022	%
Net Revenues:
License fees	$2,990,453	19.6%	$15,884	0.1%
Subscription and support	6,827,781	44.8%	6,502,669	52.5%
Services	5,419,707	35.6%	5,871,805	47.4%
Total net revenues	15,237,941	100.0%	12,390,358	100.0%

Cost of revenues	8,062,204	52.9%	9,247,895	74.6%
Gross profit	7,175,737	47.1%	3,142,463	25.4%
Operating expenses:
Selling, general and administrative	5,807,494	38.1%	5,716,073	46.1%
Research and development cost	341,411	2.2%	472,904	3.8%
Total operating expenses	6,148,905	40.4%	6,188,977	49.9%

Income (loss) from operations	1,026,832	6.7%	(3,046,514)	-24.6%
Other income and (expenses)
Interest expense	(290,322)	-1.9%	(202,363)	-1.6%
Interest income	468,280	3.1%	309,906	2.5%
Gain (loss) on foreign currency exchange transactions	(14,617)	-0.1%	657,223	5.3%
Share of net loss from equity investment	-	0.0%	5,133	0.0%
Other income (expense)	(57,305)	-0.4%	94,708	0.8%
Total other income (expenses)	106,036	0.7%	864,607	7.0%

Net income (loss) before income taxes	1,132,868	7.4%	(2,181,907)	-17.6%
Income tax provision	(150,053)	-1.0%	(220,056)	-1.8%
Net income (loss)	982,815	6.4%	(2,401,963)	-19.4%
Non-controlling interest	(574,499)	-3.8%	309,037	2.5%
Net income (loss) attributable to NetSol	$408,316	2.7%	$(2,092,926)	-16.9%

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.04		$(0.19)
Diluted	$0.04		$(0.19)

Weighted average number of shares outstanding
Basic	11,372,819		11,270,199
Diluted	11,372,819		11,270,199

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due to	(Unfavorable)
	Ended December 31,				Constant	Currency	Change as
	2023	%	2022	%	Currency	Fluctuation	Reported

Net Revenues:	$15,237,941	100.0%	$12,390,358	100.0%	$2,878,896	$(31,313)	$2,847,583

Cost of revenues:	8,062,204	52.9%	9,247,895	74.6%	(105,865)	1,291,556	1,185,691

Gross profit	7,175,737	47.1%	3,142,463	25.4%	2,773,031	1,260,243	4,033,274

Operating expenses:	6,148,905	40.4%	6,188,977	49.9%	(521,827)	561,899	40,072

Income (loss) from operations	$1,026,832	6.7%	$(3,046,514)	-24.6%	$2,251,204	$1,822,142	$4,073,346

Net revenues for the three months ended December 31, 2023 and 2022 are broken out among the segments as follows:

	2023		2022
	Revenue	%	Revenue	%

North America	$1,465,221	9.6%	$1,597,852	12.9%
Europe	2,472,357	16.2%	2,845,701	23.0%
Asia-Pacific	11,300,363	74.2%	7,946,805	64.1%
Total	$15,237,941	100.0%	$12,390,358	100.0%

Revenues

License fees

License fees for the three months ended December 31, 2023 were $2,990,453 compared to $15,884 for the three months ended December 31, 2022 reflecting an increase of $2,974,569 with an increase in constant currency of $3,037,196. During the three months ended December 31, 2023, we recognized approximately $2,800,000 related to the sale of our NFS Ascent® CMS software to a renowned US auto manufacturer based in China.

Subscription and support

Subscription and support fees for the three months ended December 31, 2023 were $6,827,781 compared to $6,502,669 for the three months ended December 31, 2022 reflecting an increase of $325,112 with an increase in constant currency of $293,133. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended December 31, 2023 was $5,419,707 compared to $5,871,805 for the three months ended December 31, 2022 reflecting a decrease of $452,098 with a decrease in constant currency of $470,501. The decrease is due to the decrease in fees associated with current implementations.

Gross Profit

The gross profit was $7,175,737, for the three months ended December 31, 2023 compared with $3,142.463 for the three months ended December 31, 2022. This is an increase of $4,033,274 with an increase in constant currency of $2,773,031. The gross profit percentage for the three months ended December 31, 2023 also increased to 47.1% from 25.4% for the three months ended December 31, 2022. The cost of sales was $8,062,204 for the three months ended December 31, 2023 compared to $9,247,895 for the three months ended December 31, 2022 for a decrease of $1,185,691 and on a constant currency basis an increase of $105,865. As a percentage of sales, cost of sales decreased from 74.6% for the three months ended December 31, 2022 to 52.9% for the three months ended December 31, 2023.

Salaries and consultant fees decreased by $1,038,809 from $6,942,171 for the three months ended December 31, 2022 to $5,903,362 for the three months ended December 31, 2023 and on a constant currency basis decreased by $128,762. As a percentage of sales, salaries and consultant expense decreased from 56.0% for the three months ended December 31, 2022 to 38.7% for the three months ended December 31, 2023.

Travel expenses were $748,072 for the three months ended December 31, 2023 compared to $635,298 for the three months ended December 31, 2022 for an increase of $112,774 with an increase in constant currency of $229,251. The increase in travel expense is due to the increase in travel as countries have been lifting travel restrictions. As a percentage of sales, travel expense decreased from 5.1% for the three months ended December 31, 2022 to 4.9% for the three months ended December 31, 2023.

Depreciation and amortization expense decreased to $264,374 compared to $693,278 for the three months ended December 31, 2022 or a decrease of $428,904 and on a constant currency basis a decrease of $361,721. The decrease is primarily attributed to the full amortization of capitalized software costs in the quarter ending December 31, 2023.

Other costs increased to $1,146,396 for the three months ended December 31, 2023 compared to $977,148 for the three months ended December 31, 2022 or an increase of $169,248 and on a constant currency basis an increase of $367,097.

Operating Expenses

Operating expenses were $6,148,905 for the three months ended December 31, 2023 compared to $6,188,977, for the three months ended December 31, 2022 for a decrease of $40,072 and on a constant currency basis an increase of $521,827. As a percentage of sales, it decreased from 50.0% to 40.4%. The increase in operating expenses on a constant currency basis was primarily due to increases in salaries and wages, professional services, and other general and administrative expenses, offset by a decrease in selling and marketing expenses.

Selling expenses were $1,784,510 for the three months ended December 31, 2023 compared to $2,007,462, for the three months ended December 31, 2022 for a decrease of $222,952 and on a constant currency basis a decrease of $52,890.

General and administrative expenses were $3,858,195 for the three months ended December 31, 2023 compared to $3,510,389 for the three months ended December 31, 2022 or an increase of $347,806 and on a constant currency basis an increase of $629,121. During the three months ended December 31, 2023, salaries increased by approximately $154,192 and increased $350,096 on a constant currency basis, and other general and administrative expenses increased approximately $193,6124 or increased by $279,025 on a constant currency basis.

Research and development cost was $341,411 for the three months ended December 31, 2023 compared to $472,904, for the three months ended December 31, 2022 for a decrease of $131,493 and on a constant currency basis a decrease of $44,230.

Income/Loss from Operations

Income from operations was $1,026,832 for the three months ended December 31, 2023 compared to a loss of $3,046,514 for the three months ended December 31, 2022. This represents an increase in income from operations of $4,073,346 with an increase in income from operations of $2,251,204 on a constant currency basis for the three months ended December 31, 2023 compared with the three months ended December 31, 2022. As a percentage of sales, income from operations was 6.7% for the three months ended December 31, 2023 compared to loss of 24.6% for the three months ended December 31, 2022.

Other Income and Expense

Other income was $106,036 for the three months ended December 31, 2023 compared to $864,607 for the three months ended December 31, 2022. This represents a decrease of $758,571 with a decrease of $738,519 on a constant currency basis. The decrease is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended December 31, 2023, we recognized a loss of $14,617 in foreign currency exchange transactions compared to a gain of $657,223 for the three months ended December 31, 2022. During the three months ended December 31, 2023, the value of the U.S. dollar decreased 2.8% and the Euro increased 1.5%, compared to the PKR. During the three months ended December 31, 2022, the value of the U.S. dollar decreased 0.7% and the Euro increased 8.5%, compared to the PKR.

Non-controlling Interest

For the three months ended December 31, 2023, the net income attributable to non-controlling interest was $574,499, compared to a net loss attributable to non-controlling interest of $309,037 for the three months ended December 31, 2022. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net income (loss) attributable to NetSol

The net income was $408,316 for the three months ended December 31, 2023 compared to a net loss of $2,092,926 for the three months ended December 31, 2022. This is an increase in net income of $2,501,242 with an increase of $1,191,078 on a constant currency basis, compared to the prior year. For the three months ended December 31, 2023, net income per share was $0.04 for basic and diluted shares compared to net loss per share of $0.19 for basic and diluted shares for the three months ended December 31, 2022.

Six Months Ended December 31, 2023 Compared to the Six Months Ended December 31, 2022

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the six months ended December 31, 2023 and 2022 as a percentage of revenues.

	For the Six Months
	Ended December 31,
	2023	%	2022	%
Net Revenues:
License fees	$4,270,902	14.5%	$265,844	1.1%
Subscription and support	13,340,024	45.3%	12,519,503	49.9%
Services	11,869,196	40.3%	12,311,130	49.1%
Total net revenues	29,480,122	100.0%	25,096,477	100.0%

Cost of revenues	16,142,368	54.8%	17,702,017	70.5%
Gross profit	13,337,754	45.2%	7,394,460	29.5%
Operating expenses:
Selling, general and administrative	11,240,463	38.1%	11,394,634	45.4%
Research and development cost	719,830	2.4%	942,531	3.8%
Total operating expenses	11,960,293	40.6%	12,337,165	49.2%

Income (loss) from operations	1,377,461	4.7%	(4,942,705)	-19.7%
Other income and (expenses)
Interest expense	(566,339)	-1.9%	(323,973)	-1.3%
Interest income	882,998	3.0%	741,763	3.0%
Gain (loss) on foreign currency exchange transactions	(148,870)	-0.5%	1,972,928	7.9%
Share of net loss from equity investment	-	0.0%	5,133	0.0%
Other income (expense)	576	0.0%	120,324	0.5%
Total other income (expenses)	168,365	0.6%	2,516,175	10.0%

Net income (loss) before income taxes	1,545,826	5.2%	(2,426,530)	-9.7%
Income tax provision	(271,948)	-0.9%	(413,404)	-1.6%
Net income (loss)	1,273,878	4.3%	(2,839,934)	-11.3%
Non-controlling interest	(834,672)	-2.8%	126,279	0.5%
Net income (loss) attributable to NetSol	$439,206	1.5%	$(2,713,655)	-10.8%

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.04		$(0.24)
Diluted	$0.04		$(0.24)

Weighted average number of shares outstanding
Basic	11,359,338		11,263,869
Diluted	11,359,338		11,263,869

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Six Months				Change in	Change due to	(Unfavorable)
	Ended December 31,				Constant	Currency	Change as
	2023	%	2022	%	Currency	Fluctuation	Reported

Net Revenues:	$29,480,122	100.0%	$25,096,477	100.0%	$4,454,769	$(71,124)	$4,383,645

Cost of revenues:	16,142,368	54.8%	17,702,017	70.5%	(1,271,432)	2,831,081	1,559,649

Gross profit	13,337,754	45.2%	7,394,460	29.5%	3,183,337	2,759,957	5,943,294

Operating expenses:	11,960,293	40.6%	12,337,165	49.2%	(806,689)	1,183,561	376,872

Income (loss) from operations	$1,377,461	4.7%	$(4,942,705)	-19.7%	$2,376,648	$3,943,518	$6,320,166

Net revenues for the six months ended December 31, 2023 and 2022 are broken out among the segments as follows:

	2023		2022
	Revenue	%	Revenue	%

North America	$2,873,836	9.7%	$2,723,140	10.9%
Europe	5,034,390	17.1%	5,093,036	20.3%
Asia-Pacific	21,571,896	73.2%	17,280,301	68.9%
Total	$29,480,122	100.0%	$25,096,477	100.0%

Revenues

License fees

License fees for the six months ended December 31, 2023 were $4,270,902 compared to $265,844 for the six months ended December 31, 2022 reflecting an increase of $4,005,058 with an increase in constant currency of $4,037,015. During the six months ended December 31, 2023, we recognized approximately $2,800,000 related to the sale of our NFS Ascent® CMS software to a renowned US auto manufacturer based in China and we recognized approximately $1,142,000 related to the license renewal with an existing customer. During the six months ended December 31, 2022, we recognized approximately $188,000 related to a new agreement with the Government of Khyber Pakhtunkhwa for the sale of our Ascent® product.

Subscription and support

Subscription and support fees for the six months ended December 31, 2023 were $13,340,024 compared to $12,519,503 for the six months ended December 31, 2022 reflecting an increase of $820,521 with an increase in constant currency of $792,292. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the six months ended December 31, 2023 was $11,869,196 compared to $12,311,130 for the six months ended December 31, 2022 reflecting a decrease of $441,934 with a decrease in constant currency of $393,906. The decrease is due to the decrease in fees associated with current implementations.

Gross Profit

The gross profit was $13,337,754, for the six months ended December 31, 2023 compared with $7,394,460 for the six months ended December 31, 2022. This is an increase of $5,943,294 with an increase in constant currency of $3,183,337. The gross profit percentage for the six months ended December 31, 2023 also increased to 45.2% from 29.5% for the six months ended December 31, 2022. The cost of sales was $16,142,368 for the six months ended December 31, 2023 compared to $17,702,017 for the six months ended December 31, 2022 for a decrease of $1,559,649 and on a constant currency basis an increase of $1,271,432. As a percentage of sales, cost of sales decreased from 70.5% for the six months ended December 31, 2022 to 54.8% for the six months ended December 31, 2023.

Salaries and consultant fees decreased by $1,167,401 from $13,028,906 for the six months ended December 31, 2022 to $11,861,505 for the six months ended December 31, 2023 and on a constant currency basis increased by $834,064. The increase is due to annual salary raises. As a percentage of sales, salaries and consultant expense decreased from 51.9% for the six months ended December 31, 2022 to 40.2% for the six months ended December 31, 2023.

Travel expense was $1,408,439 for the six months ended December 31, 2023 compared to $1,027,643 for the six months ended December 31, 2022 for an increase of $380,796 with an increase in constant currency of $618,393. The increase in travel expense is due to the increase in travel as countries begin lifting travel restrictions.

Depreciation and amortization expense decreased to $657,357 compared to $1,347,327 for the six months ended December 31, 2022 or a decrease of $689,970 and on a constant currency basis a decrease of $502,138.

Other costs decreased to $2,215,067 for the six months ended December 31, 2023 compared to $2,298,141 for the six months ended December 31, 2022 or a decrease of $83,074 and on a constant currency basis an increase of $321,113. The increase on a constant currency basis is mainly due to increases in computer costs.

Operating Expenses

Operating expenses were $11,960,293 for the six months ended December 31, 2023 compared to $12,337,165, for the six months ended December 31, 2022 for a decrease of $376,872 and on a constant currency basis an increase of $806,689. As a percentage of sales, it decreased from 49.2% to 40.6%. The increase in operating expenses on constant currency basis was primarily due to increases in selling expenses, professional services and general and administrative expenses offset by a decrease in research and development costs.

Selling expenses were $3,493,375 for the six months ended December 31, 2023 compared to $3,769,639, for the six months ended December 31, 2022 for a decrease of $276,264 and on a constant currency basis an increase of $102,583.

General and administrative expenses were $7,444,496 for the six months ended December 31, 2023 compared to $7,235,819 for the six months ended December 31, 2022 or an increase of $208,677 and on a constant currency basis an increase of $791,007. During the six months ended December 31, 2023, salaries increased by approximately $233,293 and increased $634,362 on a constant currency basis, and other general and administrative expenses decreased approximately $24,616 and increased $156,645 on a constant currency basis.

Research and development cost was $719,830 for the six months ended December 31, 2023 compared to $942,531, for the six months ended December 31, 2022 for a decrease of $222,701 and on a constant currency basis a decrease of $38,951.

Income/Loss from Operations

Income from operations was $1,377,461 for the six months ended December 31, 2023 compared to a loss from operations of $4,942,705 for the six months ended December 31, 2022. This represents an increase in income from operations of $6,320,166 with an increase in income from operations of $2,376,648 on a constant currency basis for the six months ended December 31, 2023 compared with the six months ended December 31, 2022. As a percentage of sales, income from operations was 4.7% for the six months ended December 31, 2023 compared to loss from operations of 19.7% for the six months ended December 31, 2022.

Other Income and Expense

Other income was $168,365 for the six months ended December 31, 2023 compared to $2,516,175 for the six months ended December 31, 2022. This represents a decrease of $2,347,810 with a decrease of $2,308,740 on a constant currency basis. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the six months ended December 31, 2023, we recognized a loss of $148,870 in foreign currency exchange transactions compared to a gain of $1,972,928 for the six months ended December 31, 2022. During the six months ended December 31, 2023, the value of the U.S. dollar and the Euro decreased 2.6% and 1.2%, respectively, compared to the PKR. During the six months ended December 31, 2022, the value of the U.S. dollar and the Euro increased 10.3% and 12.9%, respectively, compared to the PKR.

Non-controlling Interest

For the six months ended December 31, 2023, the net income attributable to non-controlling interest was $834,672, compared to a net loss of $126,279 for the six months ended December 31, 2022. The decrease in non-controlling interest is primarily due to the decrease in net income of NetSol PK.

Net loss attributable to NetSol

The net income was $439,206 for the six months ended December 31, 2023 compared to a net loss of $2,713,655 for the six months ended December 31, 2022. This is an increase of $3,152,861 with an increase of $355,783 on a constant currency basis, compared to the prior year. For the six months ended December 31, 2023, net income per share was $0.04 for basic and diluted shares compared to net loss per share of $0.24 for basic and diluted shares for the six months ended December 31, 2022.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and six months ended December 31, 2023 and 2022 are as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2023	2022	2023	2022

Net Income (loss) attributable to NetSol	$408,316	$(2,092,926)	$439,206	$(2,713,655)
Non-controlling interest	574,499	(309,037)	834,672	(126,279)
Income taxes	150,053	220,056	271,948	413,404
Depreciation and amortization	429,163	891,500	959,949	1,736,503
Interest expense	290,322	202,363	566,339	323,973
Interest (income)	(468,280)	(309,906)	(882,998)	(741,763)
EBITDA	$1,384,073	$(1,397,950)	$2,189,116	$(1,107,817)
Add back:
Non-cash stock-based compensation	51,433	64,333-	111,787	146,167
Adjusted EBITDA, gross	$1,435,506	$(1,333,617)	$2,300,903	$(961,650)
Less non-controlling interest (a)	(710,154)	7,363	(1,109,577)	(392,172)
Adjusted EBITDA, net	$725,352	$(1,326,254)	$1,191,326	$(1,353,822)

Weighted Average number of shares outstanding
Basic	11,372,819	11,270,199	11,359,338	11,263,869
Diluted	11,372,819	11,270,199	11,359,338	11,263,869

Basic adjusted EBITDA	$0.06	$(0.12)	$0.10	$(0.12)
Diluted adjusted EBITDA	$0.06	$(0.12)	$0.10	$(0.12)

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$574,499	$(309,037)	$834,672	$(126,279)
Income Taxes	75,407	68,406	111,784	128,316
Depreciation and amortization	109,748	255,584	251,082	493,917
Interest expense	91,295	62,736	177,184	100,132
Interest (income)	(144,578)	(93,012)	(272,669)	(225,501)
EBITDA	$706,371	$(15,323)	$1,102,053	$370,585
Add back:
Non-cash stock-based compensation	3,783	7,960	7,524	21,587
Adjusted EBITDA of non-controlling interest	$710,154	$(7,363)	$1,109,577	$392,172

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $15,659,516 at December 31, 2023, compared to $15,533,254 at June 30, 2023.

Net cash provided by operating activities was $604,684 for the six months ended December 31, 2023 compared to $1,689,543 for the six months ended December 31, 2022. At December 31, 2023, we had current assets of $40,077,006 and current liabilities of $17,812,164. We had accounts receivable of $5,975,716 at December 31, 2023 compared to $11,714,422 at June 30, 2023. We had revenues in excess of billings of $17,033,684 at December 31, 2023 compared to $12,377,677 at June 30, 2023 of which $734,397 and $nil is shown as long term as of December 31, 2023 and June 30, 2023, respectively. The long-term portion was discounted by $85,488 and $nil at December 31, 2023 and June 30, 2023, respectively, using the discounted cash flow method with an interest rate of 7.24%. During the six months ended December 31, 2023, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $1,082,699 from $24,092,099 at June 30, 2023 to $23,009,400 at December 31, 2023. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,713,920 and $5,982,466, respectively at December 31, 2023. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,552,181 and $5,779,510, respectively, at June 30, 2023.

The average days sales outstanding for the six months ended December 31, 2023 and 2022 were 147 and 162 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $569,336 for the six months ended December 31, 2023, compared to $1,182,042 for the six months ended December 31, 2022. We had purchases of property and equipment of $570,584 compared to $1,252,325 for the six months ended December 31, 2022.

Net cash used in financing activities was $27,359 for the six months ended December 31, 2023, compared to $537,180 for the six months ended December 31, 2022. During the six months ended December 31, 2023, we had net payments for bank loans and finance leases of $162,482 compared to $537,180 for the six months ended December 31, 2022. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 13 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of December 31, 2023, we had approximately $15.7 million of cash, cash equivalents and marketable securities of which approximately $14.5 million is held by our foreign subsidiaries. As of June 30, 2023, we had approximately $15.5 million of cash, cash equivalents and marketable securities of which approximately $13.5 million is held by our foreign subsidiaries.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long-term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing $1.5 million for APAC, U.S. and Europe new business development activities and infrastructure enhancements, which we expect to provide from current operations.

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($397,747) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($1,787,821) and a running finance facility of Rupees 53 million ($191,654). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($3,218,078). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($1,358,744) from Samba Bank Limited. During the loan tenure, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2023, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

NETSOL TECHNOLOGIES, INC.

Date:	February 13, 2024	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	February 13, 2024	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 53