Form 10-Q
period 2024-03-31
NETSOL TECHNOLOGIES INC
filed 2024-05-20
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

The issuer had 12,344,271 shares issued and 11,405,240 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of May 17, 2024.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$12,338,642	$15,533,254
Accounts receivable, net of allowance of $414,745 and $420,354	15,826,210	11,714,422
Revenues in excess of billings, net of allowance of $116,023 and $1,380,141	15,659,806	12,377,677
Other current assets	2,398,403	1,978,514
Total current assets	46,223,061	41,603,867
Revenues in excess of billings, net - long term	752,582	-
Property and equipment, net	5,505,609	6,161,186
Right of use assets - operating leases	1,490,669	1,151,575
Other assets	32,341	32,327
Intangible assets, net	-	127,931
Goodwill	9,302,524	9,302,524
Total assets	$63,306,786	$58,379,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,707,937	$6,552,181
Current portion of loans and obligations under finance leases	6,047,511	5,779,510
Current portion of operating lease obligations	635,168	505,237
Unearned revenue	9,503,548	7,932,306
Total current liabilities	22,894,164	20,769,234
Loans and obligations under finance leases; less current maturities	130,381	176,229
Operating lease obligations; less current maturities	837,756	652,194
Total liabilities	23,862,301	21,597,657

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,344,271 shares issued and 11,405,240 outstanding as of March 31, 2024, 12,284,887 shares issued and 11,345,856 outstanding as of June 30, 2023	123,445	122,850
Additional paid-in-capital	128,736,328	128,476,048
Treasury stock (at cost, 939,031 shares as of March 31, 2024 and June 30, 2023)	(3,920,856)	(3,920,856)
Accumulated deficit	(44,129,431)	(44,896,186)
Other comprehensive loss	(45,505,920)	(45,975,156)
Total NetSol stockholders’ equity	35,303,566	33,806,700
Non-controlling interest	4,140,919	2,975,053
Total stockholders’ equity	39,444,485	36,781,753
Total liabilities and stockholders’ equity	$63,306,786	$58,379,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2024	2023	2024	2023
Net Revenues:
License fees	$558,340	$1,982,985	$4,829,242	$2,248,829
Subscription and support	7,140,358	6,656,082	20,480,382	19,175,585
Services	7,765,818	4,867,322	19,635,014	17,178,452
Total net revenues	15,464,516	13,506,389	44,944,638	38,602,866

Cost of revenues	7,989,696	8,801,360	24,132,064	26,503,377
Gross profit	7,474,820	4,705,029	20,812,574	12,099,489

Operating expenses:
Selling, general and administrative	5,811,335	5,333,202	17,051,798	16,727,836
Research and development cost	345,582	302,262	1,065,412	1,244,793
Total operating expenses	6,156,917	5,635,464	18,117,210	17,972,629

Income (loss) from operations	1,317,903	(930,435)	2,695,364	(5,873,140)

Other income and (expenses)
Interest expense	(289,677)	(188,137)	(856,016)	(512,110)
Interest income	376,466	263,794	1,259,464	1,005,557
Gain (loss) on foreign currency exchange transactions	(963,887)	5,385,591	(1,112,757)	7,358,519
Share of net loss from equity investment	-	2,377	-	7,510
Other income (expense)	21,634	(62,941)	22,210	57,383
Total other income (expenses)	(855,464)	5,400,684	(687,099)	7,916,859

Net income before income taxes	462,439	4,470,249	2,008,265	2,043,719
Income tax provision	(146,569)	(227,718)	(418,517)	(641,122)
Net income	315,870	4,242,531	1,589,748	1,402,597
Non-controlling interest	11,679	(1,697,908)	(822,993)	(1,571,629)
Net income (loss) attributable to NetSol	$327,549	$2,544,623 #	$766,755	$(169,032)

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.03	$0.23	$0.07	$(0.01)
Diluted	$0.03	$0.23	$0.07	$(0.01)

Weighted average number of shares outstanding
Basic	11,390,888	11,283,954	11,369,778	11,270,466
Diluted	11,430,493	11,283,954	11,409,383	11,270,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2024	2023	2024	2023
Net income (loss)	$327,549	$2,544,623	$766,755	$(169,032)
Other comprehensive income (loss):
Translation adjustment	441,993	(7,628,982)	812,109	(11,428,326)
Translation adjustment attributable to non-controlling interest	(77,604)	2,447,328	(342,873)	3,598,417
Net translation adjustment	364,389	(5,181,654)	469,236	(7,829,909)
Comprehensive income (loss) attributable to NetSol	$691,938	$(2,637,031)	$1,235,991	$(7,998,941)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

A statement of the changes in equity for the three months ended March 31, 2024 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at December 31, 2023	12,329,919	$123,301	$128,587,384	$(3,920,856)	$(44,456,980)	$(45,870,309)	$4,074,994	$38,537,534
Common stock issued for: Services	14,352	144	39,606	-	-	-	-	39,750
Fair value of options issued	-	-	101,424	-	-	-	-	101,424
Fair value of subsidiary options issued	-	-	7,914	-	-	-	-	7,914
Foreign currency translation adjustment	-	-	-	-	-	364,389	77,604	441,993
Net income (loss) for the year	-	-	-	-	327,549	-	(11,679)	315,870
Balance at March 31, 2024	12,344,271	$123,445	$128,736,328	$(3,920,856)	$(44,129,431)	$(45,505,920)	$4,140,919	$39,444,485

A statement of the changes in equity for the three months ended December 31, 2023 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2023	12,311,850	$123,120	$128,536,132	$(3,920,856)	$(44,865,296)	$(46,411,702)	$3,201,723	$36,663,121
Common stock issued for: Services	18,069	181	39,569	-	-	-	-	39,750
Fair value of subsidiary options issued	-	-	11,683	-	-	-	-	11,683
Foreign currency translation adjustment	-	-	-	-	-	541,393	298,772	840,165
Net income (loss) for the year	-	-	-	-	408,316	-	574,499	982,815
Balance at December 31, 2023	12,329,919	$123,301	$128,587,384	$(3,920,856)	$(44,456,980)	$(45,870,309)	$4,074,994	$38,537,534

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,589,748	$1,402,597
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,351,239	2,519,469
Provision for bad debts	9,739	7,648
Share of net (gain) loss from investment under equity method	-	(7,510)
(Gain) loss on sale of assets	(1,154)	56,494
Stock based compensation	260,875	198,559
Changes in operating assets and liabilities:
Accounts receivable	(3,922,773)	(1,855,899)
Revenues in excess of billing	(3,904,609)	240,324
Other current assets	(1,525)	(621,731)
Accounts payable and accrued expenses	77,541	1,321,289
Unearned revenue	938,242	(696,621)
Net cash provided by (used in) operating activities	(3,602,677)	2,564,619

Cash flows from investing activities:
Purchases of property and equipment	(948,337)	(1,575,059)
Sales of property and equipment	125,886	153,402
Net cash used in investing activities	(822,451)	(1,421,657)

Cash flows from financing activities:
Proceeds from bank loans	340,847	270,292
Payments on finance lease obligations and loans - net	(307,235)	(787,641)
Net cash provided by (used in) financing activities	33,612	(517,349)
Effect of exchange rate changes	1,196,904	(9,329,913)
Net decrease in cash and cash equivalents	(3,194,612)	(8,704,300)
Cash and cash equivalents at beginning of the period	15,533,254	23,963,797
Cash and cash equivalents at end of period	$12,338,642	$15,259,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,100,101	$378,720
Taxes	$522,633	$706,658

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under finance lease	$122,045	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

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

March 31, 2024

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance except balances maintained in China are insured for RMB 500,000 ($69,252) in each bank and in the UK for GBP 85,000 ($107,595) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of March 31, 2024, and June 30, 2023, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $11,779,289 and $13,524,518, respectively. The Company has not experienced any losses in such accounts.

The Company’s operations are carried out globally. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environments of each country and by the general state of the country’s economy. The Company’s operations in each foreign country are subject to specific considerations and significant risks not typically associated with companies in economically developed nations. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

The Company’s financial assets that were measured at fair value on a recurring basis as of March 31, 2024, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$752,582	$752,582
Total	$-	$-	$752,582	$752,582

The Company did not have any financial assets that were measured at fair value on a recurring basis at June 30, 2023.

The reconciliation from June 30, 2023 to March 31, 2024 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2023	$-	$-	$-
Additions	827,853	(103,958)	723,895
Amortization during the period	-	30,773	30,773
Effect of Translation Adjustment	(1,404)	(682)	(2,086)
Balance at March 31, 2024	$826,449	$(73,867)	$752,582

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

March 31, 2024

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

March 31, 2024

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

The Company’s disaggregated revenue by category is as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2024	2023	2024	2023
Core:
License	$558,340	$1,982,985	$4,829,242	$2,248,829
Subscription and support	7,140,358	6,656,082	20,480,382	19,175,585
Services	6,477,849	3,869,444	15,566,480	14,109,271
Total core revenue, net	14,176,547	12,508,511	40,876,104	35,533,685

Non-Core:
Services	1,287,969	997,878	4,068,534	3,069,181
Total non-core revenue, net	1,287,969	997,878	4,068,534	3,069,181

Total net revenue	$15,464,516	$13,506,389	$44,944,638	$38,602,866

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

March 31, 2024

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	March 31, 2024	June 30, 2023

Revenues in excess of billings	$16,412,388	$12,377,677

Unearned revenue	$9,503,548	$7,932,306

The Company’s unearned revenue reconciliation is as follows:

Unearned Revenue

Balance at June 30, 2023	$7,932,306
Invoiced	18,714,384
Revenue Recognized	(17,213,051)
Adjustments	69,909
Balance at March 31, 2024	$9,503,548

During the three and nine months ended March 31, 2024, the Company recognized revenue of $620,000 and $7,074,000 that was included in the unearned revenue balance at the beginning of the period. All other activity in unearned revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $36,014,000 as of March 31, 2024, of which the Company estimates to recognize approximately $24,225,000 in revenue over the next 12 months and the remainder over an estimated 3 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

	For the three months ended March 31, 2024			For the nine months ended March 31, 2024
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income (loss) per share:
Net income (loss) available to common shareholders	$327,549	11,390,888	$0.03	$766,755	11,369,778	$0.07
Effect of dilutive securities
Stock options	-	39,605	-	-	39,605	-
Diluted income (loss) per share	$327,549	11,430,493	$0.03	$766,755	11,409,383	$0.07

	For the three months ended March 31, 2023			For the nine months ended March 31, 2023
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share

Basic income (loss) per share:
Net income (loss) available to common shareholders	$2,544,623	11,283,954	$0.23	$(169,032)	11,270,466	$(0.01)
Effect of dilutive securities
Stock options	-	-	-	-	-	-
Diluted income (loss) per share	$2,544,623	11,283,954	$0.23	$(169,032)	11,270,466	$(0.01)

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

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

Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $45,505,920 and $45,975,156 as of March 31, 2024 and June 30, 2023, respectively. During the three and nine months ended March 31, 2024, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation gain attributable to NetSol of $364,389 and $469,236, respectively. During the three and nine months ended March 31, 2023, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $(5,181,654) and $(7,829,909), respectively.

NOTE 6 – MAJOR CUSTOMERS

During the three and nine months ended March 31, 2024, revenues from Daimler Financial Services (“DFS”) were $4,207,409 and $11,840,101, representing 27.2% and 26.3% of revenues, respectively. During the three and nine months ended March 31, 2023, revenues from Daimler Financial Services (“DFS”) were $3,754,752 and $10,824,636, representing 27.8% and 28.0% of revenues. The revenues from DFS are shown in the Asia – Pacific segment.

Accounts receivable from DFS at March 31, 2024 and June 30, 2023, were $7,379,879 and $4,368,881, respectively. Revenues in excess of billings at March 31, 2024 and June 30, 2023, were $2,275,426 and $1,961,750, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	March 31, 2024	June 30, 2023

Prepaid Expenses	$1,408,652	$1,299,334
Advance Income Tax	295,226	144,428
Employee Advances	116,184	68,488
Security Deposits	193,289	177,148
Other Receivables	135,690	92,716
Other Assets	249,362	196,400
Net Balance	$2,398,403	$1,978,514

NOTE 8 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	March 31, 2024	June 30, 2023

Revenues in excess of billings - long term	$826,449	$-
Present value discount	(73,867)	-
Net Balance	$752,582	$-

Pursuant to revenue recognition for contract accounting, the Company has recorded revenues in excess of billings long-term for amounts billable after one year. During the three and nine months ended March 31, 2024, the Company accreted $12,309 and $30,773, respectively, which was recorded in interest income for that period. During the three and nine months ended March 31, 2023, the Company accreted $9,372 and $28,029, respectively. The Company used the discounted cash flow method with an interest rate of 7.34% for the period ended March 31, 2024. The Company used the discounted cash flow method with interest rates ranging from 4.65% to 6.25% for the period ended March 31, 2023.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	March 31, 2024	June 30, 2023

Office Furniture and Equipment	$2,469,658	$2,678,664
Computer Equipment	8,561,715	8,317,131
Assets Under Capital Leases	154,762	46,554
Building	3,607,498	3,497,913
Land	914,722	885,474
Autos	1,964,370	1,941,063
Improvements	207,726	205,289
Subtotal	17,880,451	17,572,088
Accumulated Depreciation	(12,374,842)	(11,410,902)
Property and Equipment, Net	$5,505,609	$6,161,186

For the three and nine months ended March 31, 2024, depreciation expense totaled $391,290 and $1,225,198, respectively. Of these amounts, $250,126 and $781,442, respectively, are reflected in cost of revenues. For the three and nine months ended March 31, 2023, depreciation expense totaled $507,314 and $1,598,325, respectively. Of these amounts, $327,177 and $1,029,012, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of March 31, 2024 and June 30, 2023:

	As of	As of
	March 31, 2024	June 30, 2023
Vehicles	$154,762	$46,554
Total	154,762	46,554
Less: Accumulated Depreciation - Net	(18,647)	(17,366)
	$136,115	$29,188

Finance lease term and discount rate were as follows:

	As of	As of
	March 31, 2024	June 30, 2023

Weighted average remaining lease term - Finance leases	3 Years	1.21 Years

Weighted average discount rate - Finance leases	11.3%	16.4%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2024	June 30, 2023
Assets
Operating lease assets, net	$1,490,669	$1,151,575

Liabilities
Current
Operating	$635,168	$505,237
Non-current
Operating	837,756	652,194
Total Lease Liabilities	$1,472,924	$1,157,431

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

The components of lease cost were as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2024	2023	2024	2023

Amortization of finance lease assets	$3,963	$2,569	$8,624	$8,564
Interest on finance lease obligation	1,434	1,043	3,073	4,402
Operating lease cost	99,201	115,392	304,543	346,993
Short term lease cost	41,087	39,356	122,311	143,978
Sub lease income	(8,406)	(8,099)	(25,011)	(23,697)
Total lease cost	$137,279	$150,261	$413,540	$480,240

Lease term and discount rate were as follows:

	As of	As of
	March 31, 2024	June 30, 2023

Weighted average remaining lease term - Operating leases	2.2 Years	3.09 Years

Weighted average discount rate - Operating leases	4.6%	4.0%

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Nine Months
	Ended March 31,
	2024	2023

Operating cash flows related to operating leases	$230,943	$358,778

Operating cash flows related to finance leases	$3,070	$4,472

Financing cash flows related finance leases	$20,180	$24,362

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

Maturities of operating lease liabilities were as follows as of March 31, 2024:

Amount
Within year 1	$698,961
Within year 2	485,363
Within year 3	275,582
Within year 4	108,551
Within year 5	27,494
Thereafter	119
Total Lease Payments	1,596,070
Less: Imputed interest	(123,146)
Present Value of lease liabilities	1,472,924
Less: Current portion	(635,168)
Non-Current portion	$837,756

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and are currently on a month-by-month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three and nine months ended March 31, 2024, the Company received lease income of $8,406 and $25,011, respectively. For the three and nine months ended March 31, 2023, the Company received lease income of $8,099 and $23,697, respectively.

NOTE 11 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	March 31, 2024	June 30, 2023

Product Licenses - Cost	$39,395,533	$47,244,997
Effect of Translation Adjustment	(24,348,267)	(24,756,959)
Accumulated Amortization	(15,047,266)	(22,360,107)
Net Balance	$-	$127,931

Product Licenses

Product licenses include internally developed software cost. Product licenses are amortized on a straight-line basis over their respective lives. Amortization expense for the three and nine months ended March 31, 2024, was $nil and $126,041, respectively. Amortization expense for the three and nine months ended March 31, 2023, was $275,652 and $921,144, respectively.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	March 31, 2024	June 30, 2023

Accounts Payable	$1,364,926	$1,114,915
Accrued Liabilities	3,619,695	3,695,091
Accrued Payroll	1,110,573	982,884
Accrued Payroll Taxes	169,967	170,063
Taxes Payable	88,591	195,491
Other Payable	354,185	393,737
Total	$6,707,937	$6,552,181

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

NOTE 13 – DEBTS

Notes payable and finance leases consisted of the following:

		As of March 31, 2024
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$237,600	$237,600	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	1,799,014	1,799,014	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	1,367,251	1,367,251	-
Loan Payable Bank - Export Refinance III	(6)	2,518,620	2,518,620	-
Sale and Leaseback Financing	(7)	149,141	107,694	41,447
Term Finance Facility	(8)	-	-	-
		6,071,626	6,030,179	41,447
Subsidiary Finance Leases	(9)	106,266	17,332	88,934
		$6,177,892	$6,047,511	$130,381

		As of June 30, 2023
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$89,823	$89,823	$-
Bank Overdraft Facility	(2)	-	-	-
Loan Payable Bank - Export Refinance	(3)	1,741,493	1,741,493	-
Loan Payable Bank - Running Finance	(4)	-	-	-
Loan Payable Bank - Export Refinance II	(5)	1,323,535	1,323,535	-
Loan Payable Bank - Export Refinance III	(6)	2,438,089	2,438,089	-
Sale and Leaseback Financing	(7)	321,113	148,264	172,849
Term Finance Facility	(8)	13,356	13,356	-
		5,927,409	5,754,560	172,849
Subsidiary Finance Leases	(9)	28,330	24,950	3,380
		$5,955,739	$5,779,510	$176,229

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 8.6% to 10.9% as of March 31, 2024 and 5.0% to 7.9% as of June 30, 2023, respectively.

(2)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $379,747. The annual interest rate was 9.5% as of March 31, 2024. The total outstanding balance as of March 31, 2024 and June 30, 2023 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of March 31, 2024, NTE was in compliance with this covenant.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

(3)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 500,000,000 or $1,799,014 at March 31, 2024 and Rs. 500,000,000 or $1,741,493 at June 30, 2023. The interest rate for the loan was 19.0% and 17.0% at March 31, 2024 and June 30, 2023, respectively.

(4)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 53,000,000 or $192,854, at March 31, 2024. The balance outstanding at March 31, 2024 and June 30, 2023 was Rs. Nil. The interest rate for the loan was 24.0% and 24.9% at March 31, 2024 and June 30, 2023, respectively.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and a current ratio of 1:1. As of March 31, 2024, NetSol PK was in compliance with this covenant.

(5)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 380,000,000 or $1,367,251 and Rs. 380,000,000 or $1,323,535 at March 31, 2024 and June 30, 2023, respectively. The interest rate for the loan was 19.0% and 18.0% at March 31, 2024 and June 30, 2023, respectively.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of March 31, 2024, NetSol PK was in compliance with these covenants.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 900,000,000 or $3,238,225 and Rs. 900,000,000 or $3,134,687, at March 31, 2024 and June 30, 2023, respectively. NetSol PK used Rs. 700,000,000 or $2,518,620 and Rs. 700,000,000 or $2,438,089, at March 31, 2024 and June 30, 2023, respectively. The interest rate for the loan was 19.0% and 18.0% at March 31, 2024 and June 30, 2023, respectively.

(7)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of March 31, 2024, NetSol PK used Rs. 41,450,876 or $149,141 of which $41,447 was shown as long term and $107,694 as current. As of June 30, 2023, NetSol PK used Rs. 92,194,774 or $321,113 of which $172,849 was shown as long term and $148,264 as current. The interest rate for the loan was 9.0% to 16.0% at March 31, 2024, and June 30, 2023.

(8)	In March 2019, the Company’s subsidiary, VLS, entered into a loan agreement. The loan amount was £69,549, or $88,037, for a period of 5 years with monthly payments of £1,349, or $1,708. As of March 31, 2024, the subsidiary has paid this facility in full. As of June 30, 2023, the subsidiary has used this facility up to $13,356, which was shown as current. The interest rate was 6.14% at March 31, 2024 and June 30, 2023.

(9)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2028. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three months ended March 31, 2024 and 2023.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

Following are the aggregate minimum future lease payments under finance leases as of March 31, 2024:

Amount
Minimum Lease Payments
Within year 1	$29,213
Within year 2	22,805
Within year 3	88,023
Total Minimum Lease Payments	140,041
Interest Expense relating to future periods	(33,775)
Present Value of minimum lease payments	106,266
Less: Current portion	(17,332)
Non-Current portion	$88,934

Following are the aggregate future long term debt payments as of March 31, 2024 which consists of “Sale and Leaseback Financing (7)” and “Term Finance Facility (8)”.

Amount
Loan Payments
Within year 1	$107,696
Within year 2	41,445
Total Loan Payments	149,141
Less: Current portion	(107,694)
Non-Current portion	$41,447

NOTE 14 - STOCKHOLDERS’ EQUITY

During the three and nine months ended March 31, 2024, the Company issued 14,352 and 54,384 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $39,750 and $119,250, respectively.

During the three and nine months ended March 31, 2024, the Company issued nil and 5,000 shares of common stock for services rendered by the employees of the Company as part of their compensation. These shares were valued at the fair market value of $nil and $9,050.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# Number of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2022	-	$-
Granted	58,317	$2.73
Vested	(58,317)	$2.73
Unvested, June 30, 2023	-	$-
Granted	59,384	$2.16
Vested	(59,384)	$2.16
Unvested, March 31, 2024	-	$-

For the three and nine months ended March 31, 2024, the Company recorded compensation expense of $39,750 and $128,300, respectively. For the three and nine months ended March 31, 2023, the Company recorded compensation expense of $39,750 and $119,250, respectively. The weighted average grant date fair value is determined by the Company’s closing stock price on the grant date.

NOTE 15 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options consisted of the following:

OPTIONS:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding and exercisable, June 30, 2023	-	-	-
Granted	250,000	$2.15	0.74
Exercised	-	-	-
Expired / Cancelled	-	-	-
Outstanding and exercisable, March 31, 2024	250,000	$2.15	0.74	$155,000

The aggregate intrinsic value at March 31, 2024 represents the difference between the Company’s closing stock price of $2.77 on March 31, 2024 and the exercise price of the in-the-money stock options.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2024.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:

$2.15	250,000	0.74	$2.15
Totals	250,000	0.74	$2.15

OPTIONS

During the nine months ended March 31, 2024, the Company granted 250,000 options to officers and employees with an exercise price of $2.15 per share, an expiration date of one year, and immediate vesting. Using the Black-Scholes method to value the options, the Company recorded $101,424 in compensation expense for these options in the accompanying condensed consolidated financial statements. The fair market value was calculated using the Black-Scholes option pricing model with the following assumptions:

●	Risk-free interest rate - 5.24%
●	Expected life – 6 months
●	Expected volatility – 63.6%
●	Expected dividend - 0%

NOTE 16– OPERATING SEGMENTS

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

The following table presents a summary of identifiable assets as of March 31, 2024 and June 30, 2023:

	As of	As of
	March 31, 2024	June 30, 2023
Identifiable assets:
Corporate headquarters	$984,161	$878,899
North America	6,060,509	7,344,122
Europe	9,296,634	8,716,656
Asia - Pacific	46,965,482	41,439,733
Consolidated	$63,306,786	$58,379,410

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

The following table presents a summary of revenue streams by segment for the three months ended March 31, 2024 and 2023:

	2024				2023
	License fees	Subscription and support	Services	Total	License fees	Subscription and support	Services	Total

North America	$-	$1,161,417	$203,657	$1,365,074	$-	$1,075,286	$290,270	$1,365,556
Europe	92,925	869,429	2,083,430	3,045,784	65,177	665,585	1,819,610	2,550,372
Asia-Pacific	465,415	5,109,512	5,478,731	11,053,658	1,917,808	4,915,211	2,757,442	9,590,461
Total	$558,340	$7,140,358	$7,765,818	$15,464,516	$1,982,985	$6,656,082	$4,867,322	$13,506,389

The following table presents a summary of revenue streams by segment for the nine months ended March 31, 2024 and 2023:

	2024				2023
	License fees	Subscription and support	Services	Total	License fees	Subscription and support	Services	Total

North America	$-	$3,454,455	$784,455	$4,238,910	$28,000	$3,251,397	$809,299	$4,088,696
Europe	101,891	2,457,513	5,520,770	8,080,174	115,416	1,847,690	5,680,302	7,643,408
Asia-Pacific	4,727,351	14,568,414	13,329,789	32,625,554	2,105,413	14,076,498	10,688,851	26,870,762
Total	$4,829,242	$20,480,382	$19,635,014	$44,944,638	$2,248,829	$19,175,585	$17,178,452	$38,602,866

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

The following table presents a summary of operating information for the three and nine months ended March 31:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2024	2023	2024	2023
Revenues from unaffiliated customers:
North America	$1,365,074	$1,365,556	$4,238,910	$4,088,696
Europe	3,045,784	2,550,372	8,080,174	7,643,408
Asia - Pacific	11,053,658	9,590,461	32,625,554	26,870,762
	15,464,516	13,506,389	44,944,638	38,602,866
Revenue from affiliated customers
Asia - Pacific	-	-	-	-
	-	-	-	-
Consolidated	$15,464,516	$13,506,389	$44,944,638	$38,602,866

Intercompany revenue
Europe	$100,315	$103,249	$300,732	$292,210
Asia - Pacific	2,601,585	3,026,986	8,087,181	7,720,764
Eliminated	$2,701,900	$3,130,235	$8,387,913	$8,012,974

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,003,157)	$289,652	$(2,229,549)	$919,914
North America	7,679	(3,702)	(61,546)	82,677
Europe	14,516	(103,219)	(228,303)	(586,607)
Asia - Pacific	1,296,832	4,059,800	4,109,146	986,613
Consolidated	$315,870	$4,242,531	$1,589,748	$1,402,597

Depreciation and amortization:
North America	$407	$657	$1,305	$1,866
Europe	58,469	65,584	179,128	207,186
Asia - Pacific	332,414	716,725	1,170,806	2,310,417
Consolidated	$391,290	$782,966	$1,351,239	$2,519,469

Interest expense:
Corporate headquarters	$12,028	$7,834	$24,687	$16,226
North America	-	-	-	-
Europe	508	1,806	6,984	8,146
Asia - Pacific	277,141	178,497	824,345	487,738
Consolidated	$289,677	$188,137	$856,016	$512,110

Income tax expense:
Corporate headquarters	$-	$-	$-	$(44,154)
North America	800	1,600	800	45,754
Europe	-	2,822	(93,583)	2,822
Asia - Pacific	145,769	223,296	511,300	636,700
Consolidated	$146,569	$227,718	$418,517	$641,122

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

The following table presents a summary of capital expenditures for the nine months ended March 31:

	For the Nine Months
	Ended March 31,
	2024	2023
Capital expenditures:
North America	$-	$4,880
Europe	592,432	31,519
Asia - Pacific	355,905	1,538,660
Consolidated	$948,337	$1,575,059

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at March 31, 2024

NetSol PK	32.38%	$4,624,485
NetSol-Innovation	32.38%	(393,420)
NAMECET	32.38%	(15,591)
NetSol Thai	0.006%	(136)
OTOZ Thai	5.60%	(18,532)
OTOZ	5.59%	(55,887)
Total		$4,140,919

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2023

NetSol PK	32.38%	$3,314,659
NetSol-Innovation	32.38%	(223,504)
NAMECET	32.38%	(5,384)
NetSol Thai	0.006%	(194)
OTOZ Thai	5.60%	(23,572)
OTOZ	5.59%	(86,952)
Total		$2,975,053

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(Unaudited)

NOTE 18– INCOME TAXES

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

During the three and nine months ended March 31, 2024, the Company recorded an income tax provision of $146,569 and $418,517, respectively. During the three and nine months ended March 31, 2023, the Company recorded an income tax provision of $227,718 and $641,122, respectively. The tax is derived from non-core business activities generated from NetSol PK.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three and nine months ended March 31, 2024. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2023, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Founded in 1997, NetSol is headquartered in Los Angeles County, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

●	North America	Encino, California and Austin, Texas
●	Europe	London Metropolitan area, Horsham, and Flintshire
●	Asia Pacific	Lahore, Karachi, Bangkok, Beijing, Tianjin, Shanghai, Jakarta and Sydney
●	Middle East	Dubai

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

AppexNow

NetSol introduced AppexNow - the first marketplace for API-first products specifically for the global credit, finance, and leasing industry. Two products, Flex and Hubex, have been launched under the umbrella of the AppexNow marketplace. NetSol will introduce and launch further products and services under this marketplace in the future.

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

It is a comprehensive solution which creates an ecosystem of value across multiple functions, systems and industries to fuel growth and propel businesses into the future by increasing delivery efficiency and product management, centralization through a connected ecosystem.

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

Artificial Intelligence

Under the leadership of Dr. Ali Ahmed, Chief Data Scientist at NetSol, a dedicated team is developing artificial intelligence and machine learning solutions. With experience in machine learning, scientific computing and computer vision, Dr. Ahmed has extensive experience in developing and implementing algorithms for industrial solutions in predictive maintenance.

Our AI team seeks to deploy AI solutions leveraging cutting-edge technologies to enable clients to optimize production, decrease downtime and provide a holistic view of their business processes.

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended March 31, 2024:

●	Close Brothers, a UK based merchant banking group, successfully went live with Flex Calculation Engine which is part of the Apex Now suite. This solution will facilitate running complex calculations for their business.

●	We secured Advanced Tier status in the AWS Partner Network, showcasing expertise in cloud transformations and optimizing client’s cloud investments.

●	Haydock Finance, an award-winning business finance specialist based in the UK, is now offering access to our API-based Flex Calculation Engine to its broker division, following its initial use since 2023. This move aligns with Haydock Finance’s subscription to additional products from Appex Now.

●	We successfully implemented our NFS Ascent® platform at a captive auto finance company of a notable German auto manufacturer based in Korea.

●	We successfully renegotiated an existing contract in the UK to accommodate an enhanced scope implementation. This expanded scope implementation will generate approximately $3.5 Million in additional revenues.

●	We secured a contract to implement our NFS Ascent® wholesale platform at an independent leasing company based in the Netherlands. This contract will generate approximately $1 Million in revenues over forthcoming quarters.

●	We successfully took GAC-Sofinco Automobile Finance Co., LTD live on our NFC Ascent® platform in China.

●	We signed a contract with a new customer in the Middle East to develop a ride hailing app under our Professional Services vertical. This contract will generate nearly $300,000 in revenues over the coming months.

●	We generated approximately $1.5 Million in revenues by successfully implementing modifications and enhancements requests from multiple customers across various regions.

Management has identified the following material trends affecting NetSol.

Positive trends:

●	According to PR Newswire, December 14, 2023, and the S&P Global Mobility, new vehicles sales globally are expected to reach 86 million units in 2023 for an 8.9% increase over 2022 and forecasts 2024 auto sales at 88.3 million for a 2.8% increase over 2023.

●	U.S. automotive sales volumes are expected to reach approximately 15.5 million units, an estimated increase of 9% from the projected 2022 levels, and 2024 sales are expected to reach 15.9 million for an estimated increase of 2% compared to 2023.

●	The U.S. inflation rate ended at 3.5% as of end of March 2024. (CNBC April 24, 2024)

●	The U.S. market remains strong and resilient for NetSol to continue investing in building local teams for its core offerings.

●	The Chinese car market is expected to maintain its position as the world’s largest and fastest growing, projecting 10% sales growth to 25.5 million units, with electric vehicles (EVs) representing nearly 35% of new sales. Government incentives, reduced car taxes, and preferential financing rates contributed to an 8.8% increase in Chinese auto sales in the first half of 2023, with total vehicle sales, including trucks and buses, rising by 9.8% to 13.2 million.

●	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $65 billion from the originally planned $46 billion, in Pakistan energy and infrastructure sectors. Last June, China authorized a new $2.3 billion loan at a discounted rate to Pakistan as a short-term loan.

●	The overall size of the mobility market in the Europe and the United States is projected to increase over $425 billion combined, by 2035 or a compound CAGR of 5% from 2022. (Deloitte Global Automotive Mobility Market Simulation Tool)

●	The global automotive finance market accounted for $245 billion in 2022 and is expected to more than double by 2035 at a CAGR of 7.4% according to Precedence Research.

●	The Russell Index finished 2023 with a 15.1% gain after falling 21.6% in 2022. (CBS News December 29, 2023)

●	The real gross domestic product (GDP) for the US increased at an annual rate of 3.3% in the fourth quarter of 2023 according to the advance estimate released by the Bureau of Economic Analysis. In the third quarter, real GDP increased 4.9%. (Bureau of Economic Analysis - January 25, 2024)

Negative trends:

●	The conflict in Gaza has disrupted the entire Middle East region since October 7, 2023. This has created uncertainty and has affected the economies of the neighboring nations.

●	General economic conditions in our geographic markets; inflation, geopolitical tensions, including trade wars, tariffs and/or sanctions in geographic areas; and global conflicts or disasters that impact the global economy or one or more sectors of the global economy.

●	Continued interest rate increases by the U.S. Federal Reserve Board is restricting buying power for consumers.

●	Political, monetary, and economic challenges and a higher inflation rate than other regional countries impacting Pakistan exports.

●	Inflation and higher interest rates globally have greatly increased the cost of doing business, including salaries and benefits worldwide, affecting profitability.

●	War and hostility between Russia and Ukraine continue to foster global economic uncertainty.

●	While marginal economic growth is expected in Pakistan, according to a report issued by the World Bank, implementing an ambitious and credibly communicated economic reform plan is critical for a robust economic recovery. See Press Release, dated April 2, 2024, World Bank. There is no guarantee that such reforms will be implemented.

●	While the US-China bilateral summit exceeded expectations, the objective of the summit was risk management. Continued trade tensions between the U.S. and China are causing some American companies to pull out of China and move their supply chain elsewhere. (Business Insider, Aug. 28, 2023; Bookings, January 12, 2024).

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2024 Compared to the Quarter Ended March 31, 2023

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023 as a percentage of revenues.

	For the Three Months
	Ended March 31,
	2024	%	2023	%
Net Revenues:
License fees	$558,340	3.6%	$1,982,985	14.7%
Subscription and support	7,140,358	46.2%	6,656,082	49.3%
Services	7,765,818	50.2%	4,867,322	36.0%
Total net revenues	15,464,516	100.0%	13,506,389	100.0%

Cost of revenues	7,989,696	51.7%	8,801,360	65.2%
Gross profit	7,474,820	48.3%	4,705,029	34.8%
Operating expenses:
Selling, general and administrative	5,811,335	37.6%	5,333,202	39.5%
Research and development cost	345,582	2.2%	302,262	2.2%
Total operating expenses	6,156,917	39.8%	5,635,464	41.7%

Income (loss) from operations	1,317,903	8.5%	(930,435)	-6.9%
Other income and (expenses)
Interest expense	(289,677)	-1.9%	(188,137)	-1.4%
Interest income	376,466	2.4%	263,794	2.0%
Gain (loss) on foreign currency exchange transactions	(963,887)	-6.2%	5,385,591	39.9%
Share of net loss from equity investment	-	0.0%	2,377	0.0%
Other income (expense)	21,634	0.1%	(62,941)	-0.5%
Total other income (expenses)	(855,464)	-5.5%	5,400,684	40.0%

Net income before income taxes	462,439	3.0%	4,470,249	33.1%
Income tax provision	(146,569)	-0.9%	(227,718)	-1.7%
Net income	315,870	2.0%	4,242,531	31.4%
Non-controlling interest	11,679	0.1%	(1,697,908)	-12.6%
Net income (loss) attributable to NetSol	$327,549	2.1%	$2,544,623	18.8%

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.03		$0.23
Diluted	$0.03		$0.23

Weighted average number of shares outstanding
Basic	11,390,888		11,283,954
Diluted	11,430,493		11,283,954

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

						Favorable
					Favorable	(Unfavorable)	Total
	For the Three Months				(Unfavorable) Change in	Change due to	Favorable (Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2024	%	2023	%	Currency	Fluctuation	Reported

Net Revenues:	$15,464,516	100.0%	$13,506,389	100.0%	$2,096,552	$(138,425)	$1,958,127

Cost of revenues:	7,989,696	51.7%	8,801,360	65.2%	427,511	384,153	811,664

Gross profit	7,474,820	48.3%	4,705,029	34.8%	2,524,063	245,728	2,769,791

Operating expenses:	6,156,917	39.8%	5,635,464	41.7%	(692,778)	171,325	(521,453)

Income (loss) from operations	$1,317,903	8.5%	$(930,435)	-6.9%	$1,831,285	$417,053	$2,248,338

Net revenues for the three months ended March 31, 2024 and 2023 are broken out among the segments as follows:

	2024		2023
	Revenue	%	Revenue	%

North America	$1,365,074	8.8%	$1,365,556	10.1%
Europe	3,045,784	19.7%	2,550,372	18.9%
Asia-Pacific	11,053,658	71.5%	9,590,461	71.0%
Total	$15,464,516	100.0%	$13,506,389	100.0%

Revenues

License fees

License fees for the three months ended March 31, 2024 were $558,340 compared to $1,982,985 for the three months ended March 31, 2023 reflecting a decrease of $1,424,645 with a decrease in constant currency of $1,406,271. During the three months ended March 31, 2024, we recognized approximately $465,000 related to the additional sale of our NFS Ascent® CMS software to a renowned German auto manufacturer based in China. During the three months ended March 31, 2023, we recognized approximately $1,918,000 related to a new NFS Ascent® agreement with Kubota in Australia.

Subscription and support

Subscription and support fees for the three months ended March 31, 2024 were $7,140,358 compared to $6,656,082 for the three months ended March 31, 2023 reflecting an increase of $484,276 with an increase in constant currency of $534,352. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended March 31, 2024 was $7,765,818 compared to $4,867,322 for the three months ended March 31, 2023 reflecting an increase of $2,898,496 with an increase in constant currency of $2,968,472. The increase is due to the increase in fees associated with current implementations.

Gross Profit

The gross profit was $7,474,820, for the three months ended March 31, 2024 compared with $4,705,029 for the three months ended March 31, 2023. This is an increase of $2,769,791 with an increase in constant currency of $2,524,063. The gross profit percentage for the three months ended March 31, 2024 also increased to 48.3% from 34.8% for the three months ended March 31, 2023. The cost of sales was $7,989,696 for the three months ended March 31, 2024 compared to $8,801,360 for the three months ended March 31, 2023 for a decrease of $811,664 and on a constant currency basis a decrease of $427,511. As a percentage of sales, cost of sales decreased from 65.2% for the three months ended March 31, 2023 to 51.7% for the three months ended March 31, 2024.

Salaries and consultant fees decreased by $649,904 from $6,453,814 for the three months ended March 31, 2023 to $5,803,910 for the three months ended March 31, 2024 and on a constant currency basis decreased by $377,178. As a percentage of sales, salaries and consultant expense decreased from 47.8% for the three months ended March 31, 2023 to 37.5% for the three months ended March 31, 2024.

Travel expenses were $799,560 for the three months ended March 31, 2024 compared to $724,431 for the three months ended March 31, 2023 for an increase of $75,129 with an increase in constant currency of $119,840. The increase in travel expense is due to the increase in travel for the current implementations. As a percentage of sales, travel expense slightly decreased from 5.4% for the three months ended March 31, 2023 to 5.2% for the three months ended March 31, 2024.

Depreciation and amortization expense decreased to $250,126 compared to $602,829 for the three months ended March 31, 2023 or a decrease of $352,703 and on a constant currency basis a decrease of $334,639. The decrease is primarily attributed to the full amortization of capitalized software costs in the quarter ending March 31, 2024.

Other costs increased to $1,136,100 for the three months ended March 31, 2024 compared to $1,020,286 for the three months ended March 31, 2023 or an increase of $115,814 and on a constant currency basis an increase of $164,466.

Operating Expenses

Operating expenses were $6,156,917 for the three months ended March 31, 2024 compared to $5,635,464, for the three months ended March 31, 2023 for an increase of $521,453 and on a constant currency basis an increase of $692,778. As a percentage of sales, it decreased from 41.7% to 39.8%. The increase in operating expenses was primarily due to increases in selling and marketing expenses, salaries and wages and other general and administrative expenses.

Selling expenses were $1,830,025 for the three months ended March 31, 2024 compared to $1,643,853, for the three months ended March 31, 2023 for an increase of $186,172 and on a constant currency basis an increase of $254,342.

General and administrative expenses were $3,840,146 for the three months ended March 31, 2024 compared to $3,509,212 for the three months ended March 31, 2023 or an increase of $330,934 and on a constant currency basis an increase of $406,122. During the three months ended March 31, 2024, salaries increased by approximately $214,275 and increased $265,787 on a constant currency basis, and other general and administrative expenses increased approximately $116,659 or increased by $140,335 on a constant currency basis.

Research and development cost was $345,582 for the three months ended March 31, 2024 compared to $302,262, for the three months ended March 31, 2023 for an increase of $43,320 and on a constant currency basis an increase of $67,526.

Income/Loss from Operations

Income from operations was $1,317,903 for the three months ended March 31, 2024 compared to a loss of $930,435 for the three months ended March 31, 2023. This represents an increase in income from operations of $2,248,338 with an increase in income from operations of $1,831,285 on a constant currency basis for the three months ended March 31, 2024 compared with the three months ended March 31, 2023. As a percentage of sales, income from operations was 8.5% for the three months ended March 31, 2024 compared to loss of 6.9% for the three months ended March 31, 2023.

Other Income and Expense

Other expense was $855,464 for the three months ended March 31, 2024 compared to other income of $5,400,684 for the three months ended March 31, 2023. This represents a decrease in other income of $6,256,148 with a decrease of $6,318,621 on a constant currency basis. The decrease is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended March 31, 2024, we recognized a loss of $963,887 in foreign currency exchange transactions compared to a gain of $5,385,591 for the three months ended March 31, 2023. During the three months ended March 31, 2024, the value of the U.S. dollar and the Euro decreased 0.6% and 2.8%, compared to the PKR. During the three months ended March 31, 2023, the value of the U.S. dollar increased 25.3% and the Euro increased 27.3%, compared to the PKR.

Non-controlling Interest

For the three months ended March 31, 2024, the net loss attributable to non-controlling interest was $11,679, compared to a net income attributable to non-controlling interest of $1,697,908 for the three months ended March 31, 2023. The decrease in non-controlling interest is primarily due to the decrease in net income from NetSol PK and an increase in net loss from NetSol Innovation.

Net income (loss) attributable to NetSol

Net income was $327,549 for the three months ended March 31, 2024 compared to $2,544,623 for the three months ended March 31, 2023. This is a decrease in net income of $2,217,074 with a decrease of $2,579,348 on a constant currency basis, compared to the prior year. For the three months ended March 31, 2024, net income per share was $0.03 for basic and diluted shares compared to net income per share of $0.23 for basic and diluted shares for the three months ended March 31, 2023.

Nine Months Ended March 31, 2024 Compared to the Nine Months Ended March 31, 2023

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2024 and 2023 as a percentage of revenues.

	For the Nine Months
	Ended March 31,
	2024	%	2023	%
Net Revenues:
License fees	$4,829,242	10.7%	$2,248,829	5.8%
Subscription and support	20,480,382	45.6%	19,175,585	49.7%
Services	19,635,014	43.7%	17,178,452	44.5%
Total net revenues	44,944,638	100.0%	38,602,866	100.0%

Cost of revenues	24,132,064	53.7%	26,503,377	68.7%
Gross profit	20,812,574	46.3%	12,099,489	31.3%
Operating expenses:
Selling, general and administrative	17,051,798	37.9%	16,727,836	43.3%
Research and development cost	1,065,412	2.4%	1,244,793	3.2%
Total operating expenses	18,117,210	40.3%	17,972,629	46.6%

Income (loss) from operations	2,695,364	6.0%	(5,873,140)	-15.2%
Other income and (expenses)
Interest expense	(856,016)	-1.9%	(512,110)	-1.3%
Interest income	1,259,464	2.8%	1,005,557	2.6%
Gain (loss) on foreign currency exchange transactions	(1,112,757)	-2.5%	7,358,519	19.1%
Share of net loss from equity investment	-	0.0%	7,510	0.0%
Other income (expense)	22,210	0.0%	57,383	0.1%
Total other income (expenses)	(687,099)	-1.5%	7,916,859	20.5%

Net income before income taxes	2,008,265	4.5%	2,043,719	5.3%
Income tax provision	(418,517)	-0.9%	(641,122)	-1.7%
Net income	1,589,748	3.5%	1,402,597	3.6%
Non-controlling interest	(822,993)	-1.8%	(1,571,629)	-4.1%
Net income (loss) attributable to NetSol	$766,755	1.7%	$(169,032)	-0.4%

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.07		$(0.01)
Diluted	$0.07		$(0.01)

Weighted average number of shares outstanding
Basic	11,369,778		11,270,466
Diluted	11,409,383		11,270,466

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

						Favorable
					Favorable	(Unfavorable)	Total
	For the Nine Months				(Unfavorable) Change in	Change due to	Favorable (Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2024	%	2023	%	Currency	Fluctuation	Reported

Net Revenues:	$44,944,638	100.0%	$38,602,866	100.0%	$6,551,321	$(209,549)	$6,341,772

Cost of revenues:	24,132,064	53.7%	26,503,377	68.7%	(843,921)	3,215,234	2,371,313

Gross profit	20,812,574	46.3%	12,099,489	31.3%	5,707,400	3,005,685	8,713,085

Operating expenses:	18,117,210	40.3%	17,972,629	46.6%	(1,499,467)	1,354,886	(144,581)

Income (loss) from operations	$2,695,364	6.0%	$(5,873,140)	-15.2%	$4,207,933	$4,360,571	$8,568,504

Net revenues for the nine months ended March 31, 2024 and 2023 are broken out among the segments as follows:

	2024		2023
	Revenue	%	Revenue	%

North America	$4,238,910	9.4%	$4,088,696	10.6%
Europe	8,080,174	18.0%	7,643,408	19.8%
Asia-Pacific	32,625,554	72.6%	26,870,762	69.6%
Total	$44,944,638	100.0%	$38,602,866	100.0%

Revenues

License fees

License fees for the nine months ended March 31, 2024 were $4,829,242 compared to $2,248,829 for the nine months ended March 31, 2023 reflecting an increase of $2,580,413 with an increase in constant currency of $2,631,044. During the nine months ended March 31, 2024, we recognized approximately $2,800,000 related to the sale of our NFS Ascent® CMS software to a renowned US auto manufacturer based in China and we recognized approximately $1,142,000 related to the license renewal with an existing customer, and we recognized approximately $465,000 related to the additional sale of our NFS Ascent® CMS software to a renowned German auto manufacturer based in China. During the nine months ended March 31, 2023, we recognized approximately $465,000 related to the additional sale of our NFS Ascent® CMS software to a renowned German auto manufacturer based in China, approximately $1,918,000 related to a new NFS Ascent® agreement with Kubota in Australia and approximately $188,000 related to a new agreement with the Government of Khyber Pakhtunkhwa for the sale of our Ascent® product.

Subscription and support

Subscription and support fees for the nine months ended March 31, 2024 were $20,480,382 compared to $19,175,585 for the nine months ended March 31, 2023 reflecting an increase of $1,304,797 with an increase in constant currency of $1,326,644. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the nine months ended March 31, 2024 was $19,635,014 compared to $17,178,452 for the nine months ended March 31, 2023 reflecting an increase of $2,456,562 with an increase in constant currency of $2,593,634. The increase is due to the increase in fees associated with current implementations.

Gross Profit

The gross profit was $20,812,574, for the nine months ended March 31, 2024 compared with $12,099,489 for the nine months ended March 31, 2023. This is an increase of $8,713,085 with an increase in constant currency of $5,707,400. The gross profit percentage for the nine months ended March 31, 2024 increased to 46.3% from 31.3% for the nine months ended March 31, 2023. The cost of sales was $24,132,064 for the nine months ended March 31, 2024 compared to $26,503,377 for the nine months ended March 31, 2023 for a decrease of $2,371,313 and on a constant currency basis an increase of $843,921. As a percentage of sales, cost of sales decreased from 68.7% for the nine months ended March 31, 2023 to 53.7% for the nine months ended March 31, 2024.

Salaries and consultant fees decreased by $1,817,305 from $19,482,720 for the nine months ended March 31, 2023 to $17,665,415 for the nine months ended March 31, 2024 and on a constant currency basis increased by $456,886. The increase on a constant currency basis is due to annual salary raises. As a percentage of sales, salaries and consultant expense decreased from 50.5% for the nine months ended March 31, 2023 to 39.3% for the nine months ended March 31, 2024.

Travel expense was $2,207,999 for the nine months ended March 31, 2024 compared to $1,752,074 for the nine months ended March 31, 2023 for an increase of $455,925 with an increase in constant currency of $738,233. The increase in travel expense is due to the increase in travel for current implementations.

Depreciation and amortization expense decreased to $907,483 compared to $1,950,156 for the nine months ended March 31, 2023 or a decrease of $1,042,673 and on a constant currency basis a decrease of $836,777. The decrease is primarily attributed to the full amortization of capitalized software costs in the quarter ending March 31, 2024.

Other costs increased to $3,351,167 for the nine months ended March 31, 2024 compared to $3,318,427 for the nine months ended March 31, 2023 or an increase of $32,740 and on a constant currency basis an increase of $485,579. The increase on a constant currency basis is mainly due to increases in computer costs.

Operating Expenses

Operating expenses were $18,117,210 for the nine months ended March 31, 2024 compared to $17,972,629, for the nine months ended March 31, 2023 for an increase of $144,581 and on a constant currency basis an increase of $1,499,467. As a percentage of sales, it decreased from 46.6% to 40.3%. The increase in operating expenses on constant currency basis was primarily due to increases in selling expenses, general and administrative expenses, and research and development costs.

Selling expenses were $5,323,400 for the nine months ended March 31, 2024 compared to $5,413,492, for the nine months ended March 31, 2023 for a decrease of $90,092 and on a constant currency basis an increase of $356,925.

General and administrative expenses were $11,284,642 for the nine months ended March 31, 2024 compared to $10,745,031 for the nine months ended March 31, 2023 or an increase of $539,611 and on a constant currency basis an increase of $1,197,129. During the nine months ended March 31, 2024, salaries increased by approximately $447,568 and increased $900,149 on a constant currency basis, and other general and administrative expenses increased approximately $92,043 and increased $296,980 on a constant currency basis.

Research and development cost was $1,065,412 for the nine months ended March 31, 2024 compared to $1,244,793, for the nine months ended March 31, 2023 for a decrease of $179,381 and on a constant currency basis an increase of $28,575.

Income/Loss from Operations

Income from operations was $2,695,364 for the nine months ended March 31, 2024 compared to a loss from operations of $5,873,140 for the nine months ended March 31, 2023. This represents an increase in income from operations of $8,568,504 with an increase in income from operations of $4,207,933 on a constant currency basis for the nine months ended March 31, 2024 compared with the nine months ended March 31, 2023. As a percentage of sales, income from operations was 6.0% for the nine months ended March 31, 2024 compared to a loss from operations of 15.2% for the nine months ended March 31, 2023.

Other Income and Expense

Other expense was $687,099 for the nine months ended March 31, 2024 compared to other income of $7,916,859 for the nine months ended March 31, 2023. This represents a decrease in other income of $8,603,958 with a decrease of $8,627,361 on a constant currency basis. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the nine months ended March 31, 2024, we recognized a loss of $1,112,757 in foreign currency exchange transactions compared to a gain of $7,358,519 for the nine months ended March 31, 2023. During the nine months ended March 31, 2024, the value of the U.S. dollar and the Euro decreased 3.2% and 4.0%, respectively, compared to the PKR. During the nine months ended March 31, 2023, the value of the U.S. dollar and the Euro increased 38.2% and 43.8%, respectively, compared to the PKR.

Non-controlling Interest

For the nine months ended March 31, 2024, the net income attributable to non-controlling interest was $822,993, compared to $1,571,629 for the nine months ended March 31, 2023. The decrease in non-controlling interest is primarily due to the decrease in net income of NetSol PK and an increase in net loss from NetSol Innovation.

Net income (loss) attributable to NetSol

Net income was $766,755 for the nine months ended March 31, 2024 compared to a net loss of $169,032 for the nine months ended March 31, 2023. This is an increase of $935,787 with a decrease of $2,223,565 on a constant currency basis, compared to the prior year. For the nine months ended March 31, 2024, net income per share was $0.07 for basic and diluted shares compared to net loss per share of $0.01 for basic and diluted shares for the nine months ended March 31, 2023.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and nine months ended March 31, 2024 and 2023 are as follows:

	For the Three Months		For the nine Months
	Ended March 31,		Ended March 31,
	2024	2023	2024	2023

Net Income (loss) attributable to NetSol	$327,549	$2,544,623	$766,755	$(169,032)
Non-controlling interest	(11,679)	1,697,908	822,993	1,571,629
Income taxes	146,569	227,718	418,517	641,122
Depreciation and amortization	391,290	782,966	1,351,239	2,519,469
Interest expense	289,677	188,137	856,016	512,110
Interest (income)	(376,466)	(263,794)	(1,259,464)	(1,005,557)
EBITDA	$766,940	$5,177,558	$2,956,056	$4,069,741
Add back:
Non-cash stock-based compensation	149,088	52,392	260,875	198,559
Adjusted EBITDA, gross	$916,028	$5,229,950	$3,216,931	$4,268,300
Less non-controlling interest (a)	(106,463)	(1,971,602)	(1,216,040)	(2,363,774)
Adjusted EBITDA, net	$809,565	$3,258,348	$2,000,891	$1,904,526

Weighted Average number of shares outstanding
Basic	11,390,888	11,283,954	11,369,778	11,270,466
Diluted	11,430,493	11,283,954	11,409,383	11,270,466

Basic adjusted EBITDA	$0.07	$0.29	$0.18	$0.17
Diluted adjusted EBITDA	$0.07	$0.29	$0.18	$0.17

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$(11,679)	$1,697,908	$822,993	$1,571,629
Income Taxes	43,852	70,033	155,636	198,349
Depreciation and amortization	97,010	219,759	348,092	713,676
Interest expense	89,738	57,797	266,922	157,929
Interest (income)	(115,021)	(77,988)	(387,690)	(303,489)
EBITDA	$103,900	$1,967,509	$1,205,953	$2,338,094
Add back:
Non-cash stock-based compensation	2,563	4,093	10,087	25,680
Adjusted EBITDA of non-controlling interest	$106,463	$1,971,602	$1,216,040	$2,363,774

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $12,338,642 at March 31, 2024, compared to $15,533,254 at June 30, 2023.

Net cash used in operating activities was $3,602,677 for the nine months ended March 31, 2024 compared to cash provided by operating activities of $2,564,619 for the nine months ended March 31, 2023. At March 31, 2024, we had current assets of $46,223,061 and current liabilities of $22,894,164. We had accounts receivable of $15,826,210 at March 31, 2024 compared to $11,714,422 at June 30, 2023. We had revenues in excess of billings of $16,412,388 at March 31, 2024 compared to $12,377,677 at June 30, 2023 of which $752,582 and $nil is shown as long term as of March 31, 2024 and June 30, 2023, respectively. The long-term portion was discounted by $73,867 and $nil at March 31, 2024 and June 30, 2023, respectively, using the discounted cash flow method with an interest rate of 7.24%. During the nine months ended March 31, 2024, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $8,146,499 from $24,092,099 at June 30, 2023 to $32,238,598 at March 31, 2024. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,707,937 and $6,047,511, respectively at March 31, 2024. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,552,181 and $5,779,510, respectively, at June 30, 2023.

The average days sales outstanding for the nine months ended March 31, 2024 and 2023 were 172 and 167 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $822,451 for the nine months ended March 31, 2024, compared to $1,421,657 for the nine months ended March 31, 2023. We had purchases of property and equipment of $948,337 compared to $1,575,059 for the nine months ended March 31, 2023.

Net cash provided by financing activities was $33,612 for the nine months ended March 31, 2024, compared to cash used in financing activities of $517,349 for the nine months ended March 31, 2023. The nine months ended March 31, 2024 and 2023 included the cash inflow of $340,847 and $270,292, respectively, from bank proceeds. During the nine months ended March 31, 2024, we had net payments for bank loans and finance leases of $307,235 compared to $787,641 for the nine months ended March 31, 2023. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 13 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of March 31, 2024, we had approximately $12.3 million of cash, cash equivalents and marketable securities of which approximately $11.8 million is held by our foreign subsidiaries. As of June 30, 2023, we had approximately $15.5 million of cash, cash equivalents and marketable securities of which approximately $13.5 million is held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($379,747) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($1,799,014) and a running finance facility of Rupees 53 million ($192,854). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($3,238,225). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($1,367,251) from Samba Bank Limited. During the loan tenure, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

NA

Item 1A. Risk Factors

On May 3, 2024, the SEC (“the Commission”) issued an order whereby the Company’s then auditor, BF Borgers CPA PC (“Borgers”) was banned from appearing or practicing before the Commission as an accountant. This ban results in Borgers being unable to perform the audit or review of financial information included in Commission filings. Issuers who are clients of Borgers were advised that they must: a) engage a new qualified, independent, PCAOB-registered public accountant; (b) may not present financial information that has been reviewed by Borgers in its quarterly reports; and, (c) may not include audit reports from Borgers in its 10-K filings. Further, the Commission advised issuers to consider whether their filings may need to be amended to address any reporting deficiencies arising from the Borgers engagement.

The Company filed an 8-K on May 6, 2024 announcing the dismissal of Borgers and the engagement of a new, independent PCAOB-registered public accountant, Fortune CPA, Inc. (“Fortune”) by the audit committee and board of directors of the Company. Fortune has been engaged to conduct a review for the nine months ending March 31, 2024, to audit the year ending June 30, 2024 and to re-audit the year ending June 30, 2023. While the Company believes that its internal controls and procedures used in preparing its reports were effective in its reporting, there is a risk that Fortune may discover discrepancies during the course of its audit of the years ending June 30, 2024 and 2023 that require an amendment of the Company’s financial statements.

Other than as stated above, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC on September 22, 2023. Any of such factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

NETSOL TECHNOLOGIES, INC.

Date:	May 20, 2024	/s/ Najeeb U. Ghauri

NAJEEB U. GHAURI
Chief Executive Officer

Date:	May 20, 2024	/s/ Roger K. Almond

ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 55