Form 10-K
period 2024-06-30
NETSOL TECHNOLOGIES INC
filed 2024-09-30
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $21,489,666 based upon the closing price of the stock as reported on NASDAQ Capital Market ($2.20 per share) on December 31, 2023, the last business day of the registrant’s second quarter. As of September 20, 2024, there were 12,369,922 shares issued and 11,430,891 outstanding of its $.01 par value Common Stock and no Preferred Stock was outstanding.

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

As used herein, “NETSOL,” “the Company”, “we”, “our,” and similar terms include NetSol Technologies, Inc. and its subsidiaries, unless the context indicates otherwise.

PART 1

ITEM 1 - BUSINESS

GENERAL

NETSOL is a global leader in delivering state-of-the-art solutions for the asset finance and leasing industry, serving automotive and equipment OEMs and financial institutions across over 30 countries. Since its inception in 1996, NETSOL has been at the cutting edge of technology, pioneering innovations with its asset finance solutions and leveraging advanced AI and cloud services to meet the complex needs of the global market. Renowned for its deep industry expertise, customer-centric approach and commitment to excellence, NETSOL fosters strong partnerships with its clients, ensuring their success in an ever-evolving landscape. With a rich history of innovation, ethical business practices and a focus on sustainability, NETSOL is dedicated to empowering businesses worldwide, securing its position as the trusted partner for leading firms around the globe.

NETSOL’s primary sources of revenues have been licensing, subscriptions, modification, enhancement and support of its suite of financial applications to leading businesses in the global finance and leasing space.

NETSOL’s clients include blue chip organizations, Dow-Jones 30 Industrials, Fortune 500 companies, financial institutions, global vehicle manufacturers through their captive finance companies (“auto captives”), unrelated automotive finance companies (“non captives”), equipment finance and leasing companies and banks - All of which are serviced by NETSOL’s strategically placed support and delivery locations around the globe.

Founded in 1997, NETSOL is headquartered in Encino, California. NETSOL follows a global strategy for sales and delivery of its portfolio of solutions and services through its offices in the following locations:

■	North America	Encino, California and Austin, Texas
■	Europe	London and Horsham
■	Asia Pacific	Sydney, Bangkok, Beijing, Tianjin, Jakarta, Lahore, Islamabad and Karachi
■	Middle East	Dubai

OUR BUSINESS

Company Business Model

NETSOL specializes in providing scalable and customizable technology solutions primarily to the global asset finance and leasing industry. Our value proposition lies in delivering innovative technologies that enhance operational efficiency and productivity. The Company also provides a range of services that are not limited to the financial services industry. We reach our customers through a combination of direct sales efforts, strategic partnerships with associations as well as via a robust online presence.

The Company generates its core revenue from the following primary sources: (1) software licenses, (2) services, which include implementation and consulting services, and (3) subscription and support, which includes post contract support, of its enterprise software solutions for the finance and leasing industry. The Company offers its solutions using the same underlying technology via two models: a traditional on-premises licensing model and a subscription model.

The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the subscription delivery model, the Company provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software or solution(s).

Expertise

Our expertise in enterprise technology and financial application development has helped us emerge as a global player in the finance and leasing industry and enabled us to secure a broad footprint across the major markets of North America, Asia Pacific and Europe. The Asia Pacific region has particularly benefitted from the organic growth in the fast-developing leasing automation industry, which is still nascent as per Western standards.

Domain Experience

With our rich history of innovation, NETSOL is a dynamic leader and has been able to accumulate a wealth of experience in the global asset finance and leasing industry. We have built a large knowledge base which is regularly refined and updated to ensure the most up-to-date best practices and business solutions for the benefit of our clients and partners. We have a strong presence in the captive asset-finance domain. We have had continual operations for over two decades in Asia Pacific and Europe and over four decades in North America.

Proximity with Global and Regional Customers

We have offices across the world, located strategically to maintain close contact and proximity with our customers in various key markets. This has not only helped us strengthen our customer relationships, but also build a deeper understanding of local market dynamics. Simultaneously, we are able to extend services and support development through a combination of onsite and offsite resources. This approach has allowed us to offer blended rates to our customers by employing a unique and cost-effective global development model.

While our business model is built around the development, implementation and maintenance of our suite of financial applications, we employ the same facilities and competencies to extend our services to related segments, including but not limited to:

■	IT Consulting and Services
■	Solutions Development and Implementation
■	Business Intelligence
■	Cloud Solutions
■	Outsourcing Services and Software Process Improvement Consulting
■	Maintenance and Support of Existing Systems
■	Project Management
■	Information Security
■	AI/ML
■	Data Engineering

Our global operations are broken down into three primary regions: North America, Europe and Asia Pacific. All of the subsidiaries are seamlessly integrated to function effectively with global delivery capabilities, cross selling to multinational asset finance companies, leveraging the centralized marketing and pre-sales organization, and a network of employees connected across the globe to support local and global customers and partners.

OUR PRODUCTS AND SERVICES

PRODUCTS:

Covering the complete finance and leasing lifecycle starting from quotation origination through contract settlements, our products are designed and developed for highly flexible settings and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. Our solutions empower financial institutions to effectively manage their complex lending portfolios, enabling them to thrive in hyper-competitive global markets.

Built on cutting-edge, modern technology, our products enable auto, equipment and big-ticket finance companies, alongside banks and other financial institutions, to run their retail and wholesale finance business with ease.

Alongside our solutions for end-to-end asset finance and leasing, we also offer a digital retail and mobility platform as well as out-of-the-box, API-first products designed specifically for the global financial services industry.

ORIGINATIONS

Ascent® Omni Point of Sale (Omni POS)

A highly agile, easy-to-use, web-based application - also accessible through mobile devices - Ascent’s Omni POS system delivers an intuitive user experience, with features that enable rapid data capture. Information captured at the point of sale can be made available to anyone in an organization at any point in the lifecycle of each transaction.

Self Point of Sale (Self POS)

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

Mobile Point of Sale (mPOS)

The mPOS application is a web and mobile-enabled platform featuring a customizable dashboard along with menu selling, application submission, loan calculator, work queues and detailed reporting. mPOS empowers the dealer to make the origination process quick and seamless, increasing overall productivity and system-wide efficiency.

SERVICING

Ascent® Contract Management System (CMS)

Ascent’s Contract Management System (CMS) is a powerful, highly agile, functionally rich application for managing and maintaining detailed credit contracts throughout their lifecycle – from pre-activation and activation through customer management, asset financial management, billing and collections, finance and accounting, restructuring and maturity.

Mobile Account (mAccount)

mAccount is a powerful, self-service mobile solution. It empowers the dealer with a powerful backend system and allows the customer to setup a secure account and view information 24/7 to keep track of contract status, resolve queries and make payments, reducing inbound calls for customer queries and improving turnaround time for repayments.

Mobile Collector (mCollector)

mCollector empowers collections teams to do more, with an easy-to-use interface and intelligent architecture. The tool exponentially increases the productivity of field teams by enabling them to carry out all collection related tasks on the go.

Mobile Field Investigator (mFI)

By using Mobile Field Investigator, the applicant has access to powerful features that permit detailed applicant field verifications on the go. The application features a reporting dashboard that displays progress stats, action items and the latest notifications, enabling the client to achieve daily goals while tracking performance.

WHOLESALE FINANCE

Ascent® Wholesale Finance System (WFS)

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

Mobile Dealer (mDealer)

mDealer provides more visibility and control over inventories – with minimal effort. Dealers can view their use of floor plan facility, stock status and financial conditions, while entering settlement requests or relocating assets.

Mobile Auditor (mAuditor)

mAuditor schedules visits, records audit exceptions and tracks assets for higher levels of transparency. It also enables the auditor to conduct audits and submit results in real-time through quick audit processing tools, providing visibility and saving significant time.

DIGITAL RETAIL AND MOBILITY

OtozTM Platform

OtozTM provides white-label and turn-key SaaS solutions to OEMs, finance companies, dealers, and start-ups. The platform enables digital retail, as well as short and long-term on-demand mobility models (subscriptions, rental and car-sharing).

OtozTM Ecosystem

OtozTM is built on state-of-the-art technology, offering open Application Programming Interfaces (APIs) and ecosystem partner integrations that are crucial to digital retail and mobility operations including finance and insurance providers, trade-in tools, KYC and fraud detection tools, CRM systems, website providers (Tier 1 – Tier 3), marketing toolkits, inventory feeds, pricing engines, tax engine, payment processors, an insurance marketplace and delivery logistics providers.

In addition, OtozTM is equipped with intelligent lead generation and product analytics capabilities, empowering dealerships with the tools to track customer journeys, personalize customer engagements, and convert qualified leads.

OtozTM Digital Retail

Our platform helps OEMs and dealers move into the digital era, addressing a range of customer segments with evolving needs by offering them a seamless, omni-channel, end-to-end buying and usage experience. Digital retail is not a one-size-fits-all. OtozTM offers a flexible, configurable, and scalable platform along with a proven launch strategy framework for companies that intend to launch and grow digital retail businesses quickly and seamlessly. The platform’s seamless handling of complex tax rules and contract management processes are compliant with local and state standards for jurisdictions it operates in across the U.S.

OtozTM Mobility Orchestration

OtozTM expands into a comprehensive in-life subscription and rental platform that empowers in-life and end-of-life management of such contracts. It enables both direct-to-consumer transactions with the option to add peer-to-peer marketplace functionalities for the future of electric vehicle pay-per-use and mobility orchestration.

The OtozTM  platform is built on Appex Now™’s API-first, headless, architecture allowing for modularity, flexibility, and scalability. Features are offered in modules or bundles depending on the use case.

API-FIRST FINANCE SOLUTIONS

Appex Now™

NETSOL’s Appex Now™ marketplace of API-first products was built for the global credit, finance and leasing industry. These out-of-the-box solutions allow financial institutions to connect, configure and innovate without disrupting the existing architecture of their originations and servicing solution.

Appex Now™: Flex™

Flex is an API-first, ready-to-use calculation and quotation engine. It is a one-stop solution that guarantees precise calculations at all stages of the contract lifecycle through various calculation types. All the calculations are parameter-driven, which helps perform simple, multi-dimensional or complex calculations based on the needs of a business. Flex™ has a lightning-fast onboarding process, which can take place in mere minutes.

Appex Now™: Hubex™

Hubex™ is an API library that enables companies to standardize all their API integration procedures across multiple API services through a single integration. In addition to traditional lending companies, Hubex™ can also streamline the operations of dealerships, vendors and consultants. With a ready-to-use service, Hubex™ makes it easy for businesses to seamlessly connect with multiple APIs and achieve their desired outcomes. Pre-integrated services in the Hubex™ library include, but are not limited to, payment processing, bank account authentication, finance and insurance products, fraud check, know your customer (KYC) service, driver license verification, address validation, vehicle valuation and notification service.

Appex Now™: Index™

Index™ is a cloud-based parameter storage that smoothly runs all of a company’s core lending operations. It is an accumulation of all the master setups, including asset catalog and inventory, programs, rates, and profiles for lenders, dealers and multiple partners, in one centralized location for all business types. Index can enhance delivery efficiency and program management for easy integration into all systems.

Appex Now™: Dock™

Dock™ is an advanced document generation tool that lets a company create accurate and professional-looking documents in just seconds. With Dock’s template-based configuration, a company can set up placeholders for data, essentially simplifying the document creation process and reducing the chance of human error. Its API-first architecture ensures scalability, making it capable of handling any document generation task, from single documents to millions, with ease.

Appex Now™: Lane™

Lane™ offers a feature-rich, end-to-end order management system for asset leasing & loans and credit companies. Our platform covers all aspects, from conducting end-to-end sales to performing dealer and partner-related tasks and marketing-related activities. The system offers a variety of dashboards that provide vital information for dealers and partners while enabling quick order management and providing a way for users to record and submit a complete credit application for their clients.

Appex Now™: T-Rate™

Through a single, unified API for real-time VAT, GST, sales and use tax rates, and other taxes globally, our tax engine provides accurate tax calculations. T-Rate™’s tax engine maintains up-to-date tax rules and rates for each region while supporting the data and reporting required for tax compliance. It drastically reduces the risk of audit penalties and tax operation inefficiencies.

SERVICES:

Information Security

We weave a robust strategy where small and medium sized businesses and enterprises can fortify their defenses through comprehensive monitoring, analysis, and reporting.

Digital Solutions and Talent Partnership

As digital technology partners, we foster innovation and agility, equipping businesses across industries with unparalleled talent, unlocking their organization’s potential and propelling their projects forward at an unmatched speed.

AI, ML and Data Analytics

NETSOL leverages the power of artificial intelligence (AI), machine learning (MI) and data analytics, transforming data into actionable insights, assisting organizations in making smarter decisions, predicting future trends, automating tedious tasks and customizing the user experience.

Generative AI

At NETSOL, we specialize in harnessing the transformative power of Generative AI to drive innovative solutions and powerful outcomes for businesses. Whether it’s creating personalized customer experiences or optimizing complex processes, we deliver solutions that align with an organization’s goals.

Policy and Strategy

By infusing AI into policies and strategies, we enable businesses to gain deeper insights, automate tedious tasks and make data-driven decisions, propelling their infrastructure forward. With our robust policy and strategy consulting services, we enable businesses to achieve long-term success.

Emerging Technologies

NETSOL develops modern applications that leverage emerging technologies like AI, blockchain, IoT, digital twin, and Web 3.0.

Cloud Services

We proudly partner with both AWS (Amazon Web Services) and Microsoft Azure to deliver cutting-edge cloud solutions tailored to the needs of our customers. We leverage our expertise and the power of Azure and AWS to provide a range of cloud solutions and services.

Data Engineering

NETSOL offers services for data engineering, extracting data from various platforms while leveraging intelligent cataloging through trust testing and deployment and accelerating data efforts with the AL and ML partnership.

IMPLEMENTATION PROCESS

The implementation process of our finance and leasing software can span up to fifteen months depending upon the methodology, complexity and scope. The implementation process may also include related software services such as configuration, data migration, training, gaps development and any other additional third-party interfaces. Even after implementation, customers constantly seek enhancements and additions to improve their business processes and have changing requirements addressed at mutually agreed rates.

Post implementation, our consultants may remain at the client site to assist the customer for smooth operations. After this phase, the regular maintenance and support services phase for the implemented software begins in exchange for agreed subscriptions or support fees. In addition to the daily rate paid by the customer for each consultant engaged, the customer also pays for all visa and transportation-related expenses, boarding of the consultants and a living allowance. Our involvement in all the above steps is suitably priced to bring value to our customers and increase our profitability.

Cloud-enabled solutions are offered via seamless and rapid deployments. The swift speed of implementations for our cloud-ready products enables businesses to be more responsive and attain a competitive advantage. For example, our API-first, SaaS products can be integrated into a customer’s ecosystem within mere minutes.

PRICING AND REVENUE STREAMS

Our revenue streams are the outcome of the following four main areas:

■	Product licensing
■	Subscription-based pricing
■	Implementation and customization-related services
■	Post implementation, support-related services

License fees can range up to a multi-million-dollar fee for single or multiple module implementations. License revenue is realized with traditional, non-SaaS-based agreements, whereas SaaS-based agreements do not contain license fees and are offered via flexible, value-driven, subscription-based pricing. There are various attributes which determine the level of pricing complexity, a few of which are: number of contracts, size of the portfolio, IT budgets, business strategy of the customer, internal business processes followed by the customer, number of business users, amount of customization required, the complexity of data migration and branch network of the customer.

We recognize revenue from license contracts when the software has been delivered to the customer. Implementation-related services, including customization, configuration, data migration, training and third-party interfaces are recognized as the services are performed. Post-implementation support services are then provided on a continued basis. The annual support fee, typically an agreed upon percentage of overall monetary value of the license, then becomes an ongoing revenue stream realized yearly. Revenue from software services includes fixed price and time and materials-based contracts and is recognized as the services are performed.

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

NETSOL utilizes Microsoft Azure™ to host our cloud versions of Ascent® and LeasePak Cloud - SaaS, benefiting from Azure’s high performance and cost-effectiveness. A quick start implementation program combined with hassle-free Microsoft Azure™ cloud connectivity ensures new clients see a time-to-value faster than ever before.

TECHNICAL AFFILIATIONS

We are a Microsoft Certified Silver Partner and an Oracle Certified Partner. NETSOL is an AWS Advanced Tier Services Partner, a Business Accredited Partner, a Technical Accredited Partner, a Cloud Economics Accredited Partner, an AWS Lambda Delivery Partner, an AWS CloudFormation Delivery Partner, an AWS Amazon API Gateway Delivery Partner, an AWS Well-Architected Partner, an AWS Solution Provider Partner and an AWS Amazon EC2 for Windows Server Delivery Partner.

MARKETING AND SELLING

We remain optimistic about the growing opportunities ahead for our products and services throughout fiscal year 2024 and beyond. Our global marketing activities aim to establish and maintain a strong preference and loyalty for NETSOL and its offerings for the financial services industry and beyond. Marketing activities are conducted both at the corporate and business unit levels. The global marketing department oversees all communication, advertising, public relations and manages all digital platforms, including the Company’s website, social media channels and partnerships within the industry.

As part of our lead-generation activities, our regional representatives represent NETSOL as the company sponsors, exhibits at and attends annual industry-leading conferences, seminars, summits and other events. The company maintains its presence at these events to demonstrate our product and service offerings and for important networking purposes. NETSOL also takes part in webinars, podcasts and holds private briefings with associations and individual companies.

At the end of the previous calendar year, NETSOL appointed Erik Wagner as its Chief Marketing Officer (CMO). This strategic move underscores NETSOL’s commitment to bolstering its global marketing initiatives and driving further growth in its specialized sectors. Mr. Wagner brings a wealth of experience, with over 17 years in the marketing field at growth-oriented companies.

GROWTH PROSPECTS

We are eyeing key international markets for growth in sales for NETSOL’s products and services. Our sales strategy not only focuses on expansion into new geographic markets, including the Americas, Europe, and further penetration of our leading position in Asia Pacific, but also within existing markets into new verticals with targeting of Tier 2 and Tier 3 prospects as well.

Growth in North America and Europe is expected to come from the potential market for replacement of legacy systems as well as acquisition of new customers. Our finance and leasing platform NFS Ascent® is aimed at providing a highly flexible and robust solution based on the latest technology and advanced architecture for North American and European customers looking to replace their legacy systems. We believe that NFS Ascent® can provide substantial competitive disruption to the market’s lagging technology provided by incumbent vendors. The existing customer base may also represent latent demand for increased service and support revenues by offering business process optimization, customization and upgrade services. With a market-ready product with successful implementations, the prospects for NFS Ascent® in the region are positive.

Further traction in Europe will come from NFS Ascent® deployed on the cloud, which will continue to allow the European division to support not only larger organizations, but also small and medium sized organizations. Currently, in the United Kingdom, a number of banks and other financial institutions have opted for our API-first, SaaS-based products that are offered via subscription-based pricing and swift deployments. We foresee growth opportunities for our Appex Now products in other regions as well.

Growth in our traditionally strong base in Asia Pacific is expected through diversification across market segments to include new customers in related banking and commercial lending areas. At the same time, the existing customer base is tapped for increased service and support revenues by offering enhanced features and new solutions to emerging customer needs. In addition, there is a potential for NFS Ascent® in Asia Pacific in the form of existing customers who are looking for replacement of their current system. In China, we are a leader in the auto finance enterprise solution domain. We will continue strengthening our position within existing multinational auto manufacturers, as well as local Chinese captive finance and leasing companies. It is pertinent to mention that these Chinese automakers are growing rapidly outside of the country, and that our solutions assist them in this growth. Our sales strategy focuses on supporting Chinese manufacturers in expanding their presence in the EU and other regions of APAC.

We believe our digital retail platform presents significant growth opportunities in the evolving digital marketplace. While the company’s digital retail platform, Otoz, is currently used by major customers in the United States, it will continue to grow in other markets as well.

Beyond our products, we also foresee demand for our professional and cloud services that empower our clients to excel in the competitive global economy.

THE MARKETS

We deliver our comprehensive suite of technology solutions and services across all major markets worldwide, positioning ourselves as a leading provider in the financial services, and particularly, the global asset finance and leasing sector. Leveraging our extensive global footprint, we offer scalable and innovative solutions tailored to meet the unique needs of clients in diverse geographic regions. Our strategic presence in key markets enables us to effectively address local regulations and market dynamics, thereby enhancing customer satisfaction and fostering long-term partnerships.

The Asian continent, including Australia and New Zealand, from the perspective of marketing, are targeted by the Asia Pacific region from our Bangkok, Beijing, Tianjin, Jakarta, Sydney and Lahore facilities. The marketing for our core offerings in the Americas and Europe is carried out from our Austin, Texas, Encino, California and our London Metropolitan Area and Horsham offices, respectively.

PEOPLE AND CULTURE

We believe that our growth and success are attributable in large part to the high caliber of our global team and our commitment to maintain the values on which our success has been based. We support gender diversity on a global basis. We are an equal opportunity employer with a large workforce, promoting a culture of diversity and inclusion.

NETSOL stands as a beacon of innovation, excellence and dedication to customer success. We value transparency and integrity, ensuring that honesty guides our interactions. We are renowned for innovation, expertise and a customer-centric approach.

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

■ Noble Cause Fund: A noble cause fund has been established to meet medical and education expenses of the children of our lower paid employees. Our employees voluntarily contribute a fixed amount every month to the fund and NETSOL matches the employee subscriptions with an equivalent contribution amount. A portion of this fund is also utilized to support social needs of certain institutions and individuals, outside of NETSOL.

■ Day Care Facility: Our human resources are our key assets and thus we take numerous steps to ensure the provision of basic comforts to our employees. In Pakistan, the provision of outside pre-school childcare is a rarity. With this in mind, a children’s day care facility has been created near NETSOL’s office in Lahore, Pakistan providing employees with peace of mind knowing their children are nearby and being taken care of by qualified staff in a child-friendly facility. The day care facility was temporarily closed due to COVID-19, but is now in the process of reopening.

■ Preventative Health Care Program: In addition to the comprehensive out-patient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against such diseases as Hepatitis – A/B, Tetanus, Typhoid, Flu and COVID-19 on a routine basis.

There is significant competition for employees with the skills required to perform the services we offer. We run an elaborate training program for different cadres of employees to cover technical skills and business domain knowledge, and communication, management and leadership skills. We believe we have been successful in our efforts to attract and retain the highest level of talent available, partly because of the emphasis on core values, training and professional growth. We intend to continue to recruit, hire and promote employees who share our vision.

COMPETITION

A substantial number of companies offer products and services that overlap and are competitive with those offered by NETSOL. Some of NETSOL’s main competitors for its finance and leasing software include Alfa, Constellation Financial Software, FIS Global, Leasepath, LTI Technology Solutions, Odessa, Solifi, Soft4 and Sopra Banking Software. The company’s competitors for digital retail include Tekion and CDK Global.

CUSTOMERS

NETSOL’s solutions and services cater to a broad spectrum of finance and leasing businesses, from automotive captive finance companies to equipment finance and leasing companies to large regional banks.

NETSOL’s customers include world renowned auto manufacturers through their finance arms. NETSOL is a strategic business partner for Daimler and BMW (which consists of a group of many companies in different countries), which accounts for approximately 25.5% and 7.1%, respectively, of our revenue for our fiscal year ended June 30, 2024. Other globally renowned auto captives that are customers of the Company include Toyota, Nissan, Ford, and FIAT.

Other customers include equipment finance and leasing companies and banks worldwide. Some of these clients include AutoNation, Bank of Hawaii, MINI Financial Services, BMO Harris, First Hawaiian Leasing, Genpact, SCI Leasecorp, Aldermore, Allica Bank, Investec, Close Brothers, Haydock Finance, Charles and Dean, Maple Commercial Finance, among many others.

GLOBAL OPERATIONS AND GEOGRAPHIC DATA

NETSOL divides its operations into three primary regions: the Americas, Europe and Asia Pacific. The regions consist of individual subsidiaries which operate as autonomous companies and are strategically managed on a regional basis.

The Americas

Mr. Peter Minshall, Executive Vice President at NetSol Technologies Americas, Inc. (NTA) is responsible for NTA’s business operations. He brings three decades of international experience in the financial services industry holding various senior leadership roles with Daimler Financial Services.

The North American region accounted for approximately 9.7% of our revenue in 2024.

Europe

Headed by Darryll Lewis who has served as Managing Director of NetSol Technologies Europe Ltd., (NTE) since May 2023. With over twenty years in the receivables and asset finance software industry, Mr. Lewis is a highly experienced and accomplished leader with a track record of driving business growth and creating innovative solutions for clients.

The European region accounted for approximately 19.5% of our revenue in 2024.

Asia Pacific Region

NetSol Technologies Ltd. (NETSOL PK), a majority owned subsidiary of the parent company, is located in Lahore, Pakistan and is headed by Mr. Salim Ghauri as its CEO. Mr. Ghauri is a Co-founder of NETSOL PK and has been with the Company since 1996. NETSOL PK is seen as the ‘Center of Excellence’ and a state-of-the-art facility for programming, R&D, global implementations and 24-hour support to our customers worldwide.

NetSol Technologies (Beijing) Co. Ltd. (“NETSOL Beijing”) is headed by Amanda Li as President. Ms. Li previously worked as a Managing Director for Sopra Banking Software where she was instrumental in developing business and driving sales.

Farooq Ghauri serves as Head of Sales for all Asian Markets (excluding China). He has played a vital role in NETSOL’s global success through his hands-on leadership and unrelenting drive to meet the needs of NETSOL’s growing client base since 2004.

The Global Sales Division is headed by Mr. Asad Ghauri as President of Sales from the NETSOL PK office. Mr. Ghauri has been with NETSOL since 2000 and has over 23 years of experience in business and IT.

Our APAC region accounted for approximately 70.8% of our revenue in 2024. Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on form 10-K. See note 20 of Notes to Consolidated Financial Statements under Item 8.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website by signing up for e-mail alerts. Further corporate governance information, including our committee charters and code of conduct, is also available on our investor relations website at https://ir.netsoltech.com/governance-docs. The content of our websites is not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A - RISK FACTORS

Pakistan

The political and economic environment in Pakistan may negatively affect the business.

The political unsteadiness delays governmental functions. If such unsteadiness continues in the long term, it could result in difficulty in necessary interactions with the government as it relates to government contracts and personnel access to necessary government functions. We anticipate that the political and governmental environment will stabilize following the recent elections.

While the devaluation of the Pakistan Rupee in comparison to the US Dollar has stabilized, the higher-than-average inflation rate in Pakistan may continue to negatively impact our largest subsidiary and accordingly the Company’s financials as a whole.

General Economic Conditions

General economic conditions in our geographic markets: inflation, geopolitical tensions, including trade wars, tariffs and/or sanctions in geographic areas; and global conflicts or disasters that impact the global economy or one or more sectors of the global economy have negative impacts on our ability to acquire new business to and deliver on new business when contracted.

Failure by the U.S. Federal Reserve Board to further reduce interest rates may restrict buying power for consumers and companies which may negatively affect our customers profits and ability to acquire new or additional services.

Inflation and higher interest rates globally have greatly increased the cost of doing business, including salaries and benefits worldwide, affecting our profitability. If inflation does not stabilize, our profitability can be impacted.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 1C – CYBERSECURITY

Cybersecurity Risk Management and Strategy

We face various cyber risks, including, but not limited to, risks related to unauthorized access, misuse, data theft, computer viruses, system disruptions, ransomware, malicious software and other intrusions. We utilize a multilayered, proactive approach to identify, evaluate, mitigate and prevent potential cyber and information security threats through our cybersecurity risk management program. Our cybersecurity risk management program is designed to identify, assess, prioritize and mitigate risks across the organization to enhance our resilience and support the achievement of our strategic objectives. This integrated approach helps ensure that cyber risks are not viewed in isolation, but are assessed, prioritized and managed in alignment with the Company’s operational, financial and strategic risks, assisting the Company in more effectively managing interdependencies among risks and enhancing risk mitigation strategies.

We devote resources to protecting the security of our computer systems, software, networks and other technology assets. Our efforts are designed to adapt with the evolution of information security risks and appropriate best practices and include physical, administrative and technical safeguards. Our cybersecurity risk management program is designed to help coordinate the Company’s identification of response to and recovery from cybersecurity incidents across all consolidated entities. This includes rapid identification, assessment, investigation and remediation of incidents, as well as complying with applicable legal obligations, communicated promptly and effectively.

Our internal audit team assesses the effectiveness of our internal controls relating to cybersecurity. Our management team also engages, at times when needed, certain outside advisors and consultants to assist in the identification, oversight, evaluation and management of cybersecurity risks, as well as to advise on specific topics. As part of our overall risk mitigation strategy, the Company also maintains cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

We have various processes and procedures in place to evaluate cybersecurity threats associated with third parties. We have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, performance, results of our operations, or financial condition.

Cybersecurity Governance and Oversight

The Company’s cybersecurity risk management program is supervised by our Senior Manager of Information Security (SMIS), who reports directly to the Company’s Chief Operating Officer (“COO”) in Pakistan. The SMIS and his team are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our current SMIS received his Bachelors in Computer Sciences and has over 20 years of cybersecurity experience, including relevant prior senior leadership experience at our companies. Furthermore, he has also achieved globally recognized information security certifications, including CISSP (Certified Information Systems Security Professional), CISA (Certified Information Systems Auditor), CISM (Certified Information Security Manager), CRISC (Certified in Risk and Information Systems Control), CompTIA Security+, ISO 27001 Lead Auditor, CEH (Certified Ethical Hacker), CHFI (Computer Hacking Forensic Investigator), among others.

The SMIS attends and is invited to all Company Cybersecurity Committee meetings, a cross-functional management committee that drives awareness, ownership and alignment across broad governance for effective cybersecurity risk management. The Cybersecurity Committee is composed of senior leaders from our legal, information technology, cybersecurity, and audit sections. Subject matter experts are also invited, as appropriate. The Cybersecurity Committee meets at least quarterly and has responsibility for oversight and validation of the Company’s cybersecurity strategic direction, risks and threats, priorities, and resource allocation. The SMIS and his team, as well as the Cybersecurity Committee, are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in accordance with the Company’s cyber incident response plan.

The Board of Directors receives regular reports from the SMIS and Cybersecurity Committee on, among other things, the Company’s cyber risks and threats, the status of projects to strengths of the Company’s information security systems, assessments of the Company’s security program, insurance, and the emerging threat landscape. In accordance with our cyber incident response plan, the Cybersecurity committee s promptly informed by SMIS’s team of cybersecurity incidents that could adversely affect the Company or its information systems and is also regularly updated about incidents with lesser impact potential. The Board of Directors and Audit committee are informed of any incidents that could adversely affect the Company by the Cybersecurity committee and SMIS’s team.

In an effort to detect and defend against cyber threats, the Company annually provides its employees with various cybersecurity and data protection training programs. These programs cover timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educate employees on the importance of reporting all incidents promptly to the Company’s centrally managed cyber defense and security operations.

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

Fiscal Year 2024	High	Low
First Quarter	$2.50	$1.72
Second Quarter	$2.35	$1.75
Third Quarter	$3.05	$1.99
Fourth Quarter	$3.01	$2.28

Fiscal Year 2023	High	Low
First Quarter	$3.80	$2.75
Second Quarter	$3.23	$2.82
Third Quarter	$3.25	$2.53
Fourth Quarter	$3.30	$2.11

RECORD HOLDERS - As of September 20, 2024, the number of holders of record of the Company’s common stock was 123.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	None	None	38,652(1)
Equity Compensation Plans not approved by Security holders	None	None	None
Total	None	None	38,652

(1)	Represents 141 available for issuance under the 2005 Incentive and Nonstatutory Stock Option Plan, 2,524 under the 2013 Incentive and Nonstatutory Stock Option Plan and 35,987 under the 2015 Incentive and Nonstatutory Stock Option Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

None.

(c) ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 6 – [Reserved]

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial position and results of operations for the year ended June 30, 2024. It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

A few of our highlights for the fiscal year ended June 30, 2024 were:

●	We secured a five-year contract valued at $16 million with a tier one US based leading German automaker. This agreement focuses on the implementation of NETSOL’s Otoz™ digital retail platform across the automaker’s US dealerships. The implementation aims to enhance car sales processes and support customer growth within the automotive sector. This partnership is anticipated to significantly improve the digital retail experience for both dealerships and customers, reflecting NETSOL’s commitment to innovation and excellence in the automotive industry.

●	We completed the rollout of our flagship NFS Ascent® platform across twelve countries for the leasing and asset finance companies for DFS as part of a contract valued at over $110 million. This milestone marks the successful delivery under a 10-year contract with the customer, which was initially signed in 2015.

●	We generated $600,000 in revenues by selling a license of our digital applications to one of our existing customers in Indonesia for the additional five-year term.

●	We achieved the Go Live milestone for a leading US based global professional services provider focused on delivering various digital and business services.

●	We generated nearly $6 million in revenues by successfully implementing modifications and enhancements requests from multiple customers across various regions.

●	We successfully took AutoNation, one of the largest auto retailers in the US, live on our Otoz™ platform to power the back-end of their newly launched “AutoNation Mobility Micro-lease marketplace”.

●	Our focus on new growth verticals has led to multiple successful onboardings of our FLEX™ product, reinforcing confidence in its SaaS offerings. FLEX™ serves as an instant, cloud-based calculation engine designed for seamless integration into clients’ products, services, and ecosystems.

●	We are focusing on new growth verticals and have successfully onboarded a new client for DOCK™, a centralized document generation tool designed for rapid and efficient document creation. This achievement underscores the confidence in our SaaS product offerings and highlights the potential for enhanced operational efficiency for clients. By leveraging DOCK™, we aim to streamline document processes, further solidifying ours position in the market.

●	We successfully renegotiated an existing contract in the UK to accommodate an enhanced scope implementation which will generate approximately $3.5 Million in additional revenues.

●	We secured a contract to implement our NFS Ascent® wholesale platform at an independent leasing company based in the Netherlands. This contract is expected to generate approximately $1 Million in revenues over forthcoming quarters.

●	We contracted with an auto captive finance company of a renowned US auto manufacturer based in China which is expected to generate approximately $12 million over the next five years.

●	We renegotiated to extend the NFS Ascent® license term for an existing client in Thailand for another three years. The extension generated approximately $1.1 million in revenues.

●	We reduced headcount by approximately 345 employees in our effort to become a leaner and efficient organization.

Marketing and Business Development Activities

We have pursued a series of strategic marketing and business development initiatives to capitalize on favorable market conditions and drive growth across our business lines. These efforts reflect our commitment to building a stronger market presence, expanding our customer base, and maintaining a careful focus on profitability.

1.	Increased Investment in Marketing: Given the current favorable market environment, we have increased our marketing investments to support the Company’s long-term growth goals. While expanding these efforts, we remain vigilant in monitoring profitability and ensuring that our marketing expenditures yield strong returns.

2.	Focus on New Product and Service Offerings: We are growing our focus on our new product and service lines that present significant growth opportunities for the business.

3.	Targeting New Market Segments: Our new product offerings allow us to sell to small and mid-sized organizations more effectively. This market segment benefits from shorter sales cycles and faster implementations. This strategy expands our total addressable market and increasing sales velocity.

4.	Repositioning Our Brand and Messaging: As part of our strategic initiatives, we are refining and simplifying our brand and product messaging to better align with the core needs of our customers.

5.	More Focus on Digital Marketing: We have made significant investments in digital marketing channels and recently launched a new website to bolster our digital presence. These efforts are aimed at boosting our online presence and more effectively engaging with our target audience.

6.	Innovation and AI Integration: We continue to prioritize innovation, particularly in the development of new product features powered by AI. This includes expanding our in-house AI talent to deliver cutting-edge solutions for our customers while leveraging AI across our operations to manage costs and support business growth.

7.	Expansion Through Strategic Partnerships: To further fuel our growth prospects, we are actively building partnerships and alliances with industry associations and companies in related fields. These collaborations broaden our reach and reinforce our market position.

8.	Strengthening Leadership and Talent Acquisition: We remain committed to appointing and retaining top talent across both technical and non-technical roles.

9.	Building Consulting and Professional Service Expertise: We continue to expand our consulting and professional service offerings, particularly in cloud platforms such as AWS, Microsoft Azure, and others. This allows us to provide comprehensive solutions tailored to the diverse needs of our clients across all the industries we support.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NETSOL.

Positive trends:

●	According to PR Newswire, December 14, 2023, and the S&P Global Mobility, new vehicles sales globally are expected to reach 86 million units in 2023 for an 8.9% increase over 2022 and forecasts 2024 auto sales at 88.3 million units for a 2.8% increase over 2023.

●	U.S. automotive sales volumes are expected to reach approximately 15.5 million units, an estimated increase of 9% from the projected 2022 levels, and 2024 sales are expected to reach 15.9 million for an estimated increase of 2% compared to 2023. (S&P Global Mobility)

●	The U.S. inflation rate decreased and ended at 2.9% as of August 2024. (YCharts August 30, 2024)

●	The U.S. market remains strong and resilient for NETSOL to continue investing in building local teams for its core offerings.

●	In China, domestic electric vehicles sales are up 73% compared to August 2023. (Clean Technica-September 1, 2024)

●	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $65 billion from the originally planned $46 billion, in Pakistan energy and infrastructure sectors. Last June, China authorized a new $2.3 billion loan at a discounted rate to Pakistan as a short-term loan.

●	The overall size of the mobility market in Europe and the United States is projected to increase over $425 billion combined, by 2035 or a compound CAGR of 5% from 2022. (Deloitte Global Automotive Mobility Market Simulation Tool)

●	The global automotive finance market accounted for $245 billion in 2022 and is expected to more than double by 2035 at a CAGR of 7.4% according to Precedence Research.

●	The U.S. economy grew at an annual rate of 3% for the second quarter of 2024. This report reflects the U.S. economy to be resilient despite other pressures including inflation and higher interest rates. (Associated Press August 29, 2024)

●	The Russell index has returned an average of 14.4% during 2024.

Negative trends:

●	The conflict in Gaza has disrupted the entire Middle East region since October 7, 2023. This has created uncertainty and has affected the economies of the neighboring nations.

●	General economic conditions in our geographic markets; inflation, pending U.S. elections, geopolitical tensions, including trade wars, tariffs and/or sanctions in geographic areas; and global conflicts or disasters that impact the global economy or one or more sectors of the global economy.

●	High interest rates set by the U.S. Federal Reserve Board is restricting buying power for some consumers.

●	Political, monetary, and economic challenges and a higher inflation rate than other regional countries impacting Pakistan exports.

●	Inflation and higher interest rates globally have greatly increased the cost of doing business, including salaries and benefits worldwide, affecting profitability.

●	War and hostility between Russia and Ukraine continue to foster global economic uncertainty.

●	The geo-political environment in South Asia will continue to influence Pakistan’s economic prospects. Pakistan’s political uncertainty has caused higher inflation with constant pressure on its currency being devalued against the US Dollar. According to a report issued by the World Bank, while marginal economic growth is expected in Pakistan, implementing an ambitious and credibly communicated economic reform plan is critical for a robust economic recovery. There is no guarantee that such reforms will be implemented. See Press Release, dated April 2, 2024, World Bank.

●	While the US-China bilateral summit in January 2024 exceeded expectations, the tensions between the two countries continue. . The US and EU have placed tariffs on a range of high-tech products from China including the US placing 100% tariffs on EV vehicles and 25% tariffs on EV batteries imported from China. (Center for Strategic and International Studies June 28, 2024).

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

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2024 COMPARED TO THE YEAR ENDED JUNE 30, 2023

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2024 and 2023 as a percentage of revenues.

	For the Years
	Ended June 30,
	2024	%	2023	%
Net Revenues:
License fees	$5,449,991	8.9%	$2,269,564	4.3%
Subscription and support	27,952,768	45.5%	25,980,661	49.6%
Services	27,990,332	45.6%	24,142,990	46.1%
Total net revenues	61,393,091	100.0%	52,393,215	100.0%

Cost of revenues	32,108,221	52.3%	35,477,652	67.7%
Gross profit	29,284,870	47.7%	16,915,563	32.3%
Operating expenses:
Selling, general and administrative	24,388,714	39.7%	24,093,908	46.0%
Research and development cost	1,402,601	2.3%	1,601,613	3.1%
Total operating expenses	25,791,315	42.0%	25,695,521	49.0%

Income (loss) from operations	3,493,555	5.7%	(8,779,958)	-16.8%
Other income and (expenses)
Interest expense	(1,142,166)	-1.9%	(765,030)	-1.5%
Interest income	1,911,258	3.1%	1,217,850	2.3%
Gain (loss) on foreign currency exchange transactions	(1,187,320)	-1.9%	6,748,038	12.9%
Share of net loss from equity investment	-	0.0%	(1,033,243)	-2.0%
Other income (expense)	148,120	0.2%	(605,570)	-1.2%
Total other income (expenses)	(270,108)	-0.4%	5,562,045	10.6%

Net income (loss) before income taxes	3,223,447	5.3%	(3,217,913)	-6.1%
Income tax provision	(1,145,518)	-1.9%	(926,560)	-1.8%
Net income (loss)	2,077,929	3.4%	(4,144,473)	-7.9%
Non-controlling interest	(1,394,056)	-2.3%	(1,099,275)	-2.1%
Net income (loss) attributable to NetSol	$683,873	1.1%	$(5,243,748)	-10.0%

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.06		$(0.46)
Diluted	$0.06		$(0.46)

Weighted average number of shares outstanding
Basic	11,378,595		11,279,966
Diluted	11,421,940		11,279,966

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Years				Change in	Change due to	(Unfavorable)
	Ended June 30,				Constant	Currency	Change as
	2024	%	2023	%	Currency	Fluctuation	Reported

Net Revenues:	$61,393,091	100.0%	$52,393,215	100.0%	$9,305,284	$(305,408)	$8,999,876

Cost of revenues:	32,108,221	52.3%	35,477,652	67.7%	255,946	3,113,485	3,369,431

Gross profit	29,284,870	47.7%	16,915,563	32.3%	9,561,230	2,808,077	12,369,307

Operating expenses:	25,791,315	42.0%	25,695,521	49.0%	(2,120,127)	2,024,333	(95,794)

Income (loss) from operations	$3,493,555	5.7%	$(8,779,958)	-16.8%	$7,441,103	$4,832,410	$12,273,513

Net revenues for the years ended June 30, 2024 and 2023 by segment are as follows:

	2024		2023
	Revenue	%	Revenue	%

North America	$5,933,797	9.7%	$6,117,282	11.7%
Europe	11,967,802	19.5%	10,758,444	20.5%
Asia-Pacific	43,491,492	70.8%	35,517,489	67.8%
Total	$61,393,091	100.0%	$52,393,215	100.0%

Revenues

License Fees

License fees for the year ended June 30, 2024 were $5,449,991 compared to $2,269,564 for the year ended June 30, 2023 reflecting an increase of $3,180,427 with a change in constant currency of $3,215,311. In the fiscal year ended June 30, 2024, we recognized approximately $2,800,000 related to the sale of our NFS Ascent® CMS software to a renowned US auto manufacturer based in China, and we recognized approximately $1,142,000 related to the license renewal with an existing customer, and we recognized approximately $465,000 related to the additional sale of our NFS Ascent® CMS software to a renowned German auto manufacturer based in China, and we recognized approximately $610,000 related to selling licenses of our digital applications to a current Indonesian customer. In the fiscal year ended June 30, 2023, we recognized approximately $1,918,000 related to a new NFS Ascent® agreement with Kubota in Australia and approximately $188,000 related to a new agreement with the Government of Khyber Pakhtunkhwa for the sale of our Ascent® product.

Subscription and Support

Subscription and support fees for the year ended June 30, 2024, were $27,952,768 compared to $25,980,661 for the year ended June 30, 2023 reflecting an increase of $1,972,107 with an increase in constant currency of $2,048,348. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we increase our SaaS customer base and implement NFS Ascent®.

Services

Services income for the year ended June 30, 2024, was $27,990,332 compared to $24,142,990 for the year ended June 30, 2023, reflecting an increase of $3,847,342 with an increase in constant currency of $3,976,019. The increase in services revenue on a constant currency basis is due to the increase in implementation revenue associated with the signing of new contracts, change requests, enhancements and reimbursable costs. Services revenue is derived from services provided to both current customers as well as services provided to new customers as part of the implementation process.

Gross Profit

The gross profit was $29,284,870 for the year ended June 30, 2024 compared with $16,915,563 for the year ended June 30, 2023. This is an increase of $12,369,307 with an increase in constant currency of $9,561,230. The gross profit percentage for the year ended June 30, 2024 increased to 47.7% from 32.3% for the year ended June 30, 2023. The cost of sales was $32,108,221 for the year ended June 30, 2024 compared to $35,477,652 for the year ended June 30, 2023 for a decrease of $3,369,431 and on a constant currency basis a decrease of $255,946. As a percentage of sales, cost of sales decreased from 67.7% for the year ended June 30, 2023 to 52.3% for the year ended June 30, 2024.

Salaries and consultant fees decreased by $2,406,609 from $26,029,516 for the year ended June 30, 2023 to $23,622,907 for the year ended June 30, 2024 and on a constant currency basis decreased by $201,846. For fiscal years 2024 and 2023, we had an average of 1,569 and 1,505 employees, respectively. As of June 30, 2024, our total number of technical employees decreased to 1,066 from a maximum of 1,415. As a percentage of sales, salaries and consultant expense decreased from 49.7% for the year ended June 30, 2023 to 38.5% for the year ended June 30, 2024.

Travel increased by $533,401 from $2,410,041 for the year ended June 30, 2023 to $2,943,442 for the year ended June 30, 2024 and on a constant currency basis increased by $807,100. The increase in travel expense is due to the increase in travel for the current implementations. As a percentage of sales, travel expense increased from 4.6% for year ended June 30, 2023 to 4.8% for the year ended June 30, 2024.

Depreciation and amortization expense decreased to $1,144,809 compared to $2,504,046 for the year ended June 30, 2023 or a decrease of $1,359,237 and on a constant currency basis a decrease of $1,158,666. The decrease is primarily attributed to the full amortization of our capitalized software.

Other cost decreased to $4,397,063 for the year ended June 30, 2024 compared to $4,534,049 for the year ended June 30, 2023 or a decrease of $136,986 and on a constant currency basis an increase of $297,466. The increase in constant currency is mainly due to increase in third party hardware cost of approximately $558,000, off set by decrease in computer cost of approximately $226,000.

Operating Expenses

Operating expenses were $25,791,315 for the year ended June 30, 2024 compared to $25,695,521, for the year ended June 30, 2023 for an increase of $95,794 and on a constant currency basis an increase of $2,120,127. As a percentage of sales, it decreased from 49.0% to 42.0%. The increase in operating expenses was primarily due to increases in selling expenses, general and administrative expenses and research and development costs.

Selling and marketing expenses increased by $443,895 and on a constant currency basis increased by $884,209. The increase in constant currency is mainly due to increases in salaries of approximately $85,000, travel of approximately $382,000 and other selling expenses of approximately $421,000.

General and administrative expenses were $16,259,348 for the year ended June 30, 2024, compared to $16,244,936 at June 30, 2023 or a slight increase of $14,412, and on a constant currency basis an increase of $1,358,218. During the year ended June 30, 2024, salaries increased by approximately $872,822 or increased by approximately $1,307,610 on a constant currency basis, due to increases in salaries including bonuses, medical costs and subsidiary options granted to staff in NetSol PK. The provision for doubtful accounts decreased by approximately $1,700,000 and on a constant currency basis decreased by approximately $1,700,000.

Research and development costs were $1,402,601 for the year ended June 30, 2024 compared to $1,601,613 for the year ended June 30, 2023 or a decrease of $199,012 and on constant currency basis an increase of $910.

Income/Loss from Operations

Income from operations was $3,493,555 for the year ended June 30, 2024 compared to a loss of $8,779,958 for the year ended June 30, 2023. This represents an increase in income of $12,273,513 with an increase of $7,441,103 on a constant currency basis for the year ended June 30, 2024 compared with the year ended June 30, 2023. As a percentage of sales, income from operations was 5.7% for the year ended June 30, 2024 compared to loss of 16.8% for the year ended June 30, 2023.

Other Income and Expense

Other expense was $270,108 for the year ended June 30, 2024 compared to income of $5,562,045 for the year ended June 30, 2023. This represents a decrease of $5,832,153 with a decrease of $5,864,720 on a constant currency basis. The decrease is primarily due to the foreign currency exchange transactions off set by recording other comprehensive loss and an impairment in our Drivemate investment and an increase in interest expense.

Interest income was $1,911,258 for the year ended June 30, 2024 compared to $1,217,850 for the period ended June 30, 2023. This represents an increase of $693,408 or a change of $946,301 on a constant currency basis. Interest income is earned on cash maintained in interest bearing accounts.

During the year ended June 30, 2024, we recognized a loss of $1,187,320 in foreign currency exchange transactions compared to a gain of $6,748,038 for the year ended June 30, 2023. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. Dollar and the Euro. During the year ended June 30, 2024, the value of the U.S. dollar and the Euro decreased 3.1% and 4.6%, respectively, compared to the PKR. During the year ended June 30, 2023, the value of the U.S. dollar and the Euro increased 39.8% and 45.6%, respectively, compared to the PKR.

There was no share of net income (loss) from equity investment for the year ended June 30, 2024 compared to a net loss from equity investment of $1,033,243 for the period ended June 30, 2023. This represents a decrease of $1,033,243 or a change of $1,033,243 on a constant currency basis. During the year ended June 30, 2023, we recorded an impairment of approximately $1,041,000 on our investment in Drivemate.

Included in other expenses for the year ended June 30, 2023, is $324,000 and $650,000 related to other comprehensive loss on liquidation of NTPK Thailand and WRLD3D, respectively. These amounts were reclassified from other comprehensive income to the statement of operations for the year ended June 30, 2023.

Non-controlling Interest

For the year ended June 30, 2024 and 2023, the net income attributable to non-controlling interest was $1,394,056 and $1,099,275, respectively. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net Income (Loss) Attributable to NetSol

Net income was $683,873 for the year ended June 30, 2024 compared to a net loss of $5,243,748 for the year ended June 30, 2023. This is an increase in income of $5,927,621 with an increase of $2,298,324 on a constant currency basis, compared to the prior year. For the year ended June 30, 2024, net income per share was $0.06 for basic and diluted shares. For the year ended June 30, 2023, net loss per share was $0.46 for basic and diluted shares.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the years ended June 30, 2024 and 2023 are as follows:

	For the Years
	Ended June 30,
	2024	2023

Net Income (loss) attributable to NetSol	$683,873	$(5,243,748)
Non-controlling interest	1,394,056	1,099,275
Income taxes	1,145,518	926,560
Depreciation and amortization	1,721,800	3,244,538
Interest expense	1,142,166	765,030
Interest (income)	(1,911,258)	(1,217,850)
EBITDA	$4,176,155	$(426,195)
Add back:
Non-cash stock-based compensation	308,569	317,451
Adjusted EBITDA, gross	$4,484,724	$(108,744)
Less non-controlling interest (a)	(1,810,394)	(2,154,850)
Adjusted EBITDA, net	$2,674,330	$(2,263,594)

Weighted Average number of shares outstanding
Basic	11,378,595	11,279,966
Diluted	11,421,940	11,279,966

Basic adjusted EBITDA	$0.24	$(0.20)
Diluted adjusted EBITDA	$0.23	$(0.20)

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows:

Net Income (loss) attributable to non-controlling interest	$1,394,056	$1,099,275
Income Taxes	198,923	253,158
Depreciation and amortization	440,302	905,002
Interest expense	354,624	237,162
Interest (income)	(590,170)	(369,197)
EBITDA	$1,797,735	$2,125,400
Add back:
Non-cash stock-based compensation	12,659	29,450
Adjusted EBITDA of non-controlling interest	$1,810,394	$2,154,850

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $19,127,165 at June 30, 2024, compared to $15,533,254 at June 30, 2023.

Net cash provided by operating activities was $2,909,388 for the year ended June 30, 2024 compared to $2,009,571 for the year ended June 30, 2023. At June 30, 2024, we had current assets of $47,462,083 and current liabilities of $23,868,822. We had accounts receivable of $13,049,614 at June 30, 2024 compared to $11,714,422 at June 30, 2023. We had revenues in excess of billings of $13,638,547 at June 30, 2024 compared to $12,377,677 at June 30, 2023 of which $954,029 and $ nil are shown as long term as of June 30, 2024 and 2023, respectively. The long-term portion was discounted by $152,446 and $ nil at June 30, 2024 and 2023, respectively, using the discounted cash flow method with interest rates ranging from 7.3% to 17.5%, for the year ended June 30, 2024. During the year ended June 30, 2024, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $2,596,062 from $24,092,099 at June 30, 2023 to $26,688,161 at June 30, 2024. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $8,232,342 and $6,276,125, respectively, at June 30, 2024. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $6,552,181 and $5,779,510, respectively, at June 30, 2023. The average days sales outstanding for the years ended June 30, 2024 and 2023 were 151 and 168 days respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities amounted to $291,538 for the year ended June 30, 2024, compared to $1,399,231 for the year ended June 30, 2023. We had net purchases of property and equipment of $291,538 compared to $1,399,231 for the comparable period last fiscal year.

Net cash provided by financing activities was $239,551 compared to net cash used in financing activities of $718,992, for the years ended June 30, 2024, and 2023, respectively. During the year ended June 30, 2023, our subsidiaries used cash of $61,124, for the purchase of treasury shares. The year ended June 30, 2024, included cash inflow of $756,936 from bank proceeds compared to $270,292 for the same period last year. During the year ended June 30, 2024, we had net payments for bank loans and capital leases of $517,385 compared to $928,160 for the year ended June 30, 2023. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options. As of June 30, 2024, we had approximately $19.1 million of cash, cash equivalents and marketable securities of which approximately $18.2 million is held by our foreign subsidiaries. As of June 30, 2023, we had approximately $15.5 million of cash, cash equivalents and marketable securities of which approximately $13.5 million was held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($379,747) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($1,796,558) and a running finance facility of Rupees 53.6 million ($192,591). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($3,233,804). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($1,365,384) from Samba Bank Limited. During the tenure of loan, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Contractual Obligations

Our contractual obligations are as follows:

	Payment due by period
Contractual Obligation	Total	0 - 1 year	1-3 Years	3-5 Years	More than 5 years
Debt Obligations
D&O Insurance	$124,314	$124,314	$-	$-	$-
Loan Payable Bank - Export Refinance	1,796,558	1,796,558	-	-	-
Loan Payable Bank - Export Refinance II	1,365,384	1,365,384	-	-	-
Loan Payable Bank - Export Refinance III	2,515,181	2,515,181	-	-	-
Sale and Leaseback Financing	56,842	47,158	9,684	-	-
Short Term Loan	412,655	412,655	-	-	-
Subsidiary Finance Leases	100,962	14,875	86,087	-	-
					-
Operating Lease Obligations	1,296,951	608,202	586,864	101,885	-
					-
Total	$7,668,847	$6,884,327	$682,635	$101,885	$-

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NETSOL’s financial statements for the fiscal years ended June 30, 2024 and June 30, 2023, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NETSOL’s financial statements for the fiscal year ended June 30, 2024 and 2023, there were no disagreements, disputes, or differences of opinion with Fortune CPA. (“Fortune”) on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Fortune would have caused Fortune to make reference to the matter in their report.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2024. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2024, the Company’s internal control over financial reporting are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2024, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2024, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2023 Annual Shareholders Meeting held in June 2024, a five-member board stood for election. The members were elected and, according to the bylaws of the Company shall retain their position as directors until the next meeting. The board of directors is made up of Mr. Najeeb U. Ghauri (Chairman of the Board), Mr. Mark Caton, Ms. Malea Farsai, Mr. Kausar Kazmi and Mr. Michael Francis.

Committees

During the fiscal year 2024, the Audit Committee, the Compensation Committee and the Nominating and Corporate Government Committee were structured as follows: The Audit Committee consisted of Mr. Kazmi, as Chair, with Mr. Caton and Mr. Francis as members. The Compensation Committee consisted of Mr. Caton, as Chair, with Mr. Kazmi and Mr. Francis as its members. The Nominating and Corporate Governance Committee consisted of Mr. Francis, as Chair, with Mr. Caton and Mr. Kazmi as its members.

The table below provides the membership for each of the committees during Fiscal Year 2024.

Nominating and
Corporate
	Audit	Compensation	Governance
Director	Committee	Committee	Committee
Najeeb Ghauri
Malea Farsai
Mark Caton (I)	X	X (C)	X
Kausar Kazmi (I)	X (C)	X	X
Michael Francis (I)	X	X	X (C)

(I)	Denotes an Independent Director.
(C)	Denotes the Chairperson of the Committee.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected as an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	70	Chief Executive Officer, Chairman and Director	Brother of Naeem Ghauri
Naeem Ghauri	1999	67	President	Brother of Najeeb Ghauri
Roger Almond	2013	59	Chief Financial Officer	None
Patti L. W. McGlasson	2004	59	Sr. V.P., Legal and Corporate Affairs; Secretary, General Counsel	None
Mark Caton	2002	75	Director	None
Malea Farsai	2018	55	Director; Corporate Counsel	None
Syed Kausar Kazmi	2019	71	Director	None
Michael Francis	2023	58	Director	None

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

Skills and Qualifications: Mr. Caton serves the Board with his 46 years of experience in sales, marketing and management in the financial leasing and software industries.

MALEA FARSAI joined the Board of Directors for the first time in 2018 and is currently the Company’s Corporate Counsel. Before joining NETSOL in March 2000, Ms. Farsai was an associate at the law firm of Horwitz and Beam where she represented both domestic and international private and public clients from technology to apparel in various transactions from 1996-2000. She has also worked on the formation of business startups and IPOs. Ms. Farsai was on the team that took NETSOL public and is the one who listed NETSOL on NASDAQ in 1999 and has maintained its listing since then to current. After two decades with the Company, Ms. Farsai continues to work part-time as Corporate Counsel overseeing the Company’s insurance as well as day to day corporate legal needs. She has also obtained many of NETSOL’s various trademarks. Ms. Farsai has been actively updating and overseeing the Company’s Corporate and Social Responsibilities (CSR) globally and has effectively established a 501(c)(3) foundation for NETSOL to continue its charitable work internationally. Ms. Farsai received her B.A. degree from University of California, Irvine and her J.D. in 1996, and has been a member of the California State Bar since 1996. She sits on the board of various charitable organizations in Los Angeles.

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

MICHAEL FRANCIS served his first year on the Board of Directors in 2023.Mr. Francis brings over 30 years of expertise in the banking and finance industry. He is currently Joint Managing Partner of Alderson Francis Associates Ltd, which provides business consulting to UK finance, software, and private equity businesses. Prior to this, he was Co-Head of Investment Banking at Investec Bank UK PLC, until October 2020. He was at Investec for 18 years, in various roles, most significantly as the founder and CEO of Investec Asset Finance PLC, which is a significant client of NETSOL. From November 2022 to May 2023, Mr. Francis served as an interim executive director for VLS, a subsidiary of NTE to utilize his Financial Conduct Authority (FCA) authorization to assist VLS in strategic management of its business and to meet VLS’s FCA requirements. Mr. Francis also held senior management positions at Barclays Bank PLC and ANZ Investment Bank. Mr. Francis received his BSc in Biochemistry with II Class Honors from The University College of Wales, Aberystwyth in 1987. He is also a Fellow of the Institute of Chartered Accountants in England and Wales, qualifying with Ernst & Young in 1992. Mr. Francis is currently a trustee of the School of Hard Knocks located in the United Kingdom. He also served as the Chair of the Finance Committee of The Beacon School, located in the UK, for nine years. In September 2023, Mr. Francis was appointed as the Chair of the Nomination and Corporate Governance Committee and a member of the Audit and Compensation Committees.

Skills and Qualifications: Mr. Francis brings to the Board a seasoned expertise in financial services strategy, especially in the field of Lease and Finance as well as management proficiency.

CORPORATE GOVERNANCE

Code of Ethics & Insider Trading Policy

The Company adopted its Code of Ethics and Business Conduct, as amended and restated on September 9, 2013, applicable to every officer, director and employee of the Company, including, but not limited to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct & Ethics has been posted on our website and may be viewed at https://ir.netsoltech.com/governance-docs. Our Company has an Insider Trading Policy which explains the insider trading rules to all employees and proscribes employee conduct as it relates to trading in shares of stock of the Company. Our insider trading policy is set forth in full in the Company’s Code of Ethics and Business Conduct.

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

Fiscal 2024 Executive Compensation Highlights and Governance

This section identifies the most significant decisions and changes made regarding NETSOL’s executive compensation in fiscal year 2024.

Shareholder Approval of Compensation

At the last annual general meeting held on June 13, 2024, shareholders expressed support for our executive compensation programs, with 91% of votes cast at the meeting voting to ratify the compensation of our named executive officers. Although the advisory shareholder vote on executive compensation is non-binding, the Compensation Committee has considered, and will continue to consider, the outcome of the vote and the sentiments of our shareholders when making future compensation decisions for the named executive officers. Based on the results from our last annual general meeting, the Compensation Committee believes shareholders support the Company’s executive compensation philosophy and the compensation paid to the named executive officers.

Taking into account the support of this plan at the June13, 2024 Annual Shareholders Meeting, the Compensation Committee believes the compensation program meaningfully explains the Compensation Committee’s compensation decisions and its determination to tie long term incentives of the Chief Executive Officer to performance criteria. The Compensation Committee continues to reach out to its shareholders regarding their positions on the Company’s compensation program. In connection with the proxy solicitations, the executive compensation was discussed with certain of our top shareholders and their general acceptance of the compensation structure is reflected in the proxy vote results. Accordingly, the Compensation Committee will continue to provide the CEO with a bonus criterion that is based on total revenues and income from operations on a graduated basis. Bonuses would be paid 60% in cash and 40% in stock valued at the share price on June 30th of the fiscal year in which it was earned.

Governance and Evolving Compensation Practices

The Compensation Committee and the Board are aware of evolving practices in executive compensation and corporate governance. In response, we have adopted and/or maintained certain policies and practices that are in keeping with “best practices” in many areas. For example:

● The Compensation Committee periodically engages an independent compensation consultant to evaluate our chief executive officer’s executive compensation practices in comparison to a peer group.

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

General Compensation Overview

For 2024, compensation designed for our executive officers consisted of:

●	Base Salary
●	Cash awards at the discretion of the Compensation Committee
●	Stock purchase options; and
●	Ability to participate generally in all group health and welfare benefit programs and tax-qualified retirement plans on the same basis as applicable to all of our employees.

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

Independent Compensation Consultant

The Compensation Committee has retained Compensation Resources, Inc. as its independent compensation consultant. Compensation Resources provided chief executive officer and director compensation consulting services to the Compensation Committee, including a competitive market analysis of peers and the base salary, total cash compensation and total direct compensation. Interactions with Compensation Resources was limited to the Compensation Committee Chair and interaction with executives was generally limited to discussions as required to compile information at the Compensation Committee’s direction. During fiscal year 2024, Compensation Resources did not provide services to the Company. Based on these factors and its own evaluation of Compensation Resources independence pursuant to the requirements approved and adopted by the SEC, the Compensation Committee has determined that the work performed by Compensation Resources does not raise any conflicts of interest.

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

In establishing the compensation of our named Chief Executive Officer and President, we based the amounts primarily on the market data and advice provided by Compensation Resources, Inc. with respect to the compensation paid to individuals who perform substantially similar functions within the peer group companies. In connection with the other named executive officers, we also relied on the recommendations of the Chief Executive Officer’s analysis relative to those individuals’ performance and compensation. We also examined the outstanding stock options and equity grants held by the executive officers for the purpose of considering the retention value of any additional equity awards.

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

2024 Executive Compensation Components

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

Mr. Ghauri’s base salary for fiscal year 2024 was $693,000 and in addition he received $200,000 in allowances. Mr. Ghauri’s base salary will be $840,000 and allowances will remain the same for fiscal year 2025. Mr. Almond’s base salary for fiscal year 2024 was $226,000 and in addition he received $24,000 in allowances. For fiscal year 2025, Mr. Almonds salary will be $275,000. Ms. McGlasson salary for fiscal year 2024 was $233,622 and her base salary for fiscal year 2025 will be $252,312. The Compensation Committee determined that salary alone was an adequate basis for short term compensation, and that equity incentives would be used for the long-term elements of incentive programs for Ms. McGlasson and Mr. Almond.

Annual Bonus

Our compensation program includes eligibility for bonuses as rewarded by the Compensation Committee. All executives are eligible for annual performance-based cash bonuses in accordance with Company policies. The Compensation Committee takes into consideration the executive’s performance during the previous year to determine eligibility for discretionary bonuses. Further, the compensation committee will review, if applicable, the performance criteria set forth in an executive’s previous year’s agreement and will determine if the executive has met such criteria in order to achieve the bonus. The Company’s bonus criteria at the executive management level, is typically based on a gross revenue and income from operations targets. Cash bonuses, if any for 2024 are reflected in the summary of compensation table on page 46. For 2024, based on structured key performance indices (KPI)’) by the Compensation Committee, Mr. Ghauri earned a bonus of $472,890. See bonus structure as discussed below on page 44. The Compensation Committee determined that Gross Revenue and Income from Operations structure used in fiscal 2024 continues to be a proper measure for measuring Mr. Ghauri’s performance in that it encourages his participation in revenue generating activities and continues to incentivize him to monitor and maximize cost efficiency.

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

Mr. Najeeb Ghauri’s bonus for fiscal year 2024 is based on the total revenues and income from operations on a graduated basis. The following table demonstrates the graduated percentage of bonus that Mr. Ghauri will be eligible to earn based on the percentage of the goal achieved. Bonuses will be paid 60% in cash and 40% in shares of common stock valued on June 30, 2024. Total net revenues and income from operations are based on those values reported for the year ending June 30, 2024 excluding any adjustments relating to changes in revenue recognition policy.

Mr. Ghauri’s bonus for fiscal year 2025 shall be based on total revenues and income from operations on a graduated basis. The following table demonstrates the graduated percentage of bonus that Mr. Ghauri will be eligible to earn based on the percentage of the goal achieved. Bonuses will be paid 60% in cash and 40% in shares of common stock valued on June 30 of the fiscal year in question The bonus shall be calculated based on the increase in annual revenues compared to the baseline revenue. The baseline revenue for the purpose of this bonus calculation shall be defined as the highest annual revenue achieved in any previous year beginning with Fiscal Year End June 30, 2024. Under no circumstances shall the baseline revenue be adjusted downward, even if annual revenues in subsequent years fall below this highest annual revenue mark.

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

Summary Compensation

The following table shows the compensation for the fiscal years ended June 30, 2024 and 2023, earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)		Total ($)
Najeeb Ghauri	2024	$693,000		$472,890	(2)	$-	$20,285	$200,000	(3)	$1,386,175
CEO & Chairman	2023	$700,000		$-	(2)	$-	$-	$200,000	(3)	$900,000
Naeem Ghauri	2024	$920,000	(4)	$-		$-	$20,285	$-	(5)	$940,285
President	2023	$802,883	(4)	$-		$-	$-	$47,220	(5)	$850,103
Roger K Almond	2024	$226,000		$20,000		$-	$-	$37,713	(6)	$283,713
Chief Financial Officer	2023	$226,000		$10,000		$-	$-	$36,871	(6)	$272,871
Patti L. W. McGlasson	2024	$233,622		$-		$-	$-	$13,073	(7)	$246,695
Secretary, General Counsel	2023	$233,622		$-		$-	$-	$11,719	(7)	$245,341

(1) There were no stock awards during the two years presented.

(2) Bonus was awarded based on Mr. Ghauri’s bonus structure as detailed on page 42.

(3) Per Mr. Najeeb Ghauri’s compensation agreement, he received $200,000 in allowances, perquisites and benefits such as car allowance, insurance premiums, and home office allowance for the fiscal years ended June 30, 2024 and 2023.

(4) Consists of $780,000 and $610,068 base salary and $140,000 and $192,815 commission for the fiscal years ended June 30, 2024 and 2023, respectively.

(5) Per Mr. Naeem Ghauri’s compensation agreement, he received $nil and $47,220 in allowances, perquisites and benefits for the fiscal years ended June 30, 2024 and 2023, respectively.

(6) Consists of $13,713 and $12,871 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal years ended June 30, 2024 and 2023, respectively, and $24,000 paid as car allowance for the years ended June 30, 2024 and 2023.

(7) Consists of $13,073 and $11,719 paid for medical and dental insurance premiums for participation in the health insurance program for the fiscal years ended June 30, 2024 and 2023, respectively.

Grants of Plan-Based Awards

There were no stock grants during the two years presented.

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

Employment Agreement with Najeeb Ghauri

Effective July 1, 2024, the Company entered into an amended and restated employment agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended solely to place the base salary and bonus structure for Mr. Ghauri into the Appendix to the CEO Agreement. All other material terms remain unchanged. From the agreement entered into with Mr. Ghauri in January 1, 2007 and amended thereafter. Pursuant to the CEO Agreement between Mr. Ghauri and the Company the Company agreed to employ Mr. Ghauri as its Chief Executive Officer for a five-year term. The term of employment automatically renews for 12 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2024, Mr. Ghauri is entitled to an annualized compensation of $900,000 consisting of salary, allowances, perquisites and benefits, and is eligible for annual bonuses based on the bonus structure adopted by the Compensation Committee as described in Item 11 under Executive Compensation beginning on page 40. For fiscal year 2025, Mr. Ghauri’s annualized compensation consisting of salary, allowance, perquisites and benefits will be $1,040,000. Mr. Ghauri is entitled to six weeks of paid vacation per calendar year.

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

The above summary of the CEO Agreement is qualified in its entirety by reference to the full text of the CEO Agreement, a copy of which was filed as an exhibit to the Company’s 10-K for the fiscal year ended June 30, 2024.

Employment Agreement with Roger K. Almond

Effective July 1, 2024, the Company entered into an amended and restated employment agreement with our Chief Executive Officer, Roger Almond (the “CFO Agreement”). The CFO Agreement was amended solely to place the base salary for Mr. Almond into the Appendix to the CFO Agreement. All other material terms remain unchanged from the agreement entered into with Mr. Almond on March 1, 2015 and amended thereafter. According to the terms of the CFO Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2024, Mr. Almond was entitled to an annualized base salary of $226,000 per annum and a $2,000 per month car allowance, and eligible for annual bonuses at the discretion of the Chief Executive Officer. Mr. Almond’s salary for the fiscal year 2025 will be $275,000, and is eligible for annual bonuses at the discretion of the Chief Executive Officer. In addition, Mr. Almond is entitled to participate in the Company’s equity incentive plans and is entitled to six weeks of paid vacation per calendar year.

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

The above summary of the CFO Agreement is qualified in its entirety by reference to the full text of the CFO Agreement, a copy of which was filed as an exhibit to this form 10-K.

Employment Agreement with Patti L. W. McGlasson

Effective July 1, 2024, the Company entered into an amended and restated employment agreement with our Secretary, General Counsel and Senior Vice President, Legal and Corporate Affairs, Patti L. W. McGlasson (the “GC Agreement”). The GC Agreement was amended solely to include Ms. McGlasson’s current title and to place the base salary for Ms. McGlasson into the Appendix to the GC Agreement. All other material terms remain unchanged from the agreement entered into with Ms. McGlasson in January 1, 2006 and amended thereafter. Pursuant to the General Counsel Agreement, the Company agreed to employ Ms. McGlasson as its Secretary, General Counsel and Sr. Vice President of Legal and Corporate Affairs for one year terms. According to the terms of the GC Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. GC Agreement, Ms. McGlasson is entitled to an annualized base salary of $233,622 per annum for the fiscal year 2024, and is eligible for annual bonuses at the discretion of the Chief Executive Officer. Ms. McGlasson’s salary for fiscal year 2025 will be $252,312. In addition, Ms. McGlasson is entitled to participate in the Company’s equity incentive plans and is entitled to six weeks of paid vacation per calendar year.

The GC Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the General Counsel Agreement, if she terminates her employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, she shall be entitled to all remaining salary from the termination date until 24 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and continuation of all health related plan benefits for a period of 24 months. She shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If she is terminated by the Company for Cause (as described below), or at the end of the employment term, she shall not be entitled to further compensation. Under the General Counsel Agreement, Good Reason includes the assignment of duties inconsistent with her title, a material reduction in salary and perquisites, the relocation of the Company’s principal office by 60 miles, if the Company asks her to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the General Counsel Agreement by the Company. Under the General Counsel Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform her duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the General Counsel Agreement by Ms. McGlasson.

The above summary of the General Counsel Agreement is qualified in its entirety by reference to the full text of the GC Agreement filed with this 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2024, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

	OPTION AWARDS				STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OF COMMON STOCK THAT HAVE NOT VESTED	MARKET VALUE OF SHARES THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF SHARES THAT HAVE NOT VESTED ($)
Najeeb Ghauri	50,000	-	2.15	1/1/25	-	-	-	-
Naeem Ghauri	50,000	-	2.15	1/1/25	-	-	-	-
Roger K Almond	-	-	-		-	-	-	-
Patti L. W. McGlasson	-	-	-		-	-	-	-

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated or a change of control occurred on June 30, 2024, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$2,800,000	$116,667	$2,800,000
Health Related Benefits	39,216	-	39,216
Bonus	-	-	-
Salary Multiple Pay-out	2,093,000	-	-
Bonus or Revenue One-time Pay-Out	613,931	-	-
Net Cash Value of Options	107,500	-	-

Total	$5,653,647	$116,667	$2,839,216

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

The following table summarizes the potential payments to Mr. Almond assuming his employment with us was terminated or a change of control occurred on June 30, 2024, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$226,000	$37,667	$226,000
Health related benefits	15,252	-	15,252
Bonus	-	-	-
Salary Multiple Pay-out	675,740	-	-
Bonus or Revenue One-time Pay-Out	306,965	-	-
Net Cash Value of Options	-	-	-

Total	$1,223,957	$37,667	$241,252

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated or a change of control occurred on June 30, 2024, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$467,244	$38,937	$467,244
Health related benefits	25,704	-	25,704
Bonus	-	-	-
Salary Multiple Pay-out	698,530	-	-
Bonus or Revenue One-time Pay-Out	306,965	-	-
Net Cash Value of Options	-	-	-

Total	$1,498,443	$38,937	$492,948

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

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company’s compensation policies for the fiscal year ended June 30, 2024, other than Najeeb Ghauri and Malea Farsai who were paid as part of their employment agreements with the Company and not as directors.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARE AWARDS ($)	TOTAL ($)

Mark Caton	53,000	53,000	106,000
Kausar Kazmi	53,000	53,000	106,000
Michael Francis	53,000	53,000	106,000
	159,000	159,000	318,000

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

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Mr. Caton (Chairman), Mr. Kazmi, and Mr. Francis. All current members of the Compensation Committee are “independent directors” as defined under the NASDAQ Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2024, or at any other relevant time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Employee Equity Plans

OPTIONS:

	Number of Options Authorized	Options Grants Issued	Options Grants Cancelled / Expired	Available for Issue	Options Issued but Outstanding

The 2005 stock option plan	500,000	499,859	-	141	-
The 2013 stock option plan	1,250,000	1,247,476	-	2,524	-
The 2015 stock option plan	1,250,000	1,214,013	-	35,987	250,000

	3,700,000	3,661,348	-	38,652	250,000

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, its only class of outstanding voting securities as of September 15, 2024, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company’s present directors and officers, and (iii) all officers and directors as a group:

		Number of Shares
Name of Beneficial Owner (1)		Beneficially Owned (2)	Percentage
Najeeb Ghauri	(3)	903,363	7.88%
Naeem Ghauri	(3)	472,869	4.12%
Mark Caton	(3)	144,366	1.26%
Kausar Kazmi	(3)	54,229	*
Michael Francis	(3)	5,217	*
Patti McGlasson	(3)	81,050	*
Roger Almond	(3)	20,736	*
Malea Farsai	(3)	39,811	*
Todd M Felte	(5)	673,347	5.89%
The Vanguard Group	(6)	646,484	5.66%
All officers and directors as a group (eight persons)		1,721,641	15.02%

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to share grants that will vest or options currently exercisable or exercisable within 60 days of September 20, 2024, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Address c/o NetSol Technologies, Inc. at 16000 Ventura Blvd., Suite 770, Encino, CA 91436.

(4) Shares issued and outstanding as of September 20, 2024 were 11,430,891.

(5) 5% or greater shareholder based on Schedule 13G filing on January 30, 2024.

(6) 5% or greater shareholder based on Schedule 13G filing on February 13, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

Other than compensation arrangements for our executive officers and directors, which are described under “Executive and Director Compensation”, since July 1, 2023, there are no transactions to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of $120,000 of one percent (1%) of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, had or will have a direct or indirect material interest.

Director Independence

The Nasdaq Stock Market LLC (“Nasdaq”) requires that a majority of our board of directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The board has determined that Mark Caton, Kausar Kazmi, Mr. Henry Tolentino, and Michael Francis are “independent”. Our board currently consists of three independent directors and two non-independent directors. Mr. Tolentino’s term ended in June 2024 and Mr. Francis was elected to the Board of Directors in June 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal year ended June 30, 2024, we engaged two independent registered public accounting firms due to a change in auditors during the year.

1.	BF Borgers CPA PC (“BF Borgers”) was engaged to audit our financial statements and perform review services for the fiscal year ended June 30, 2023. We incurred fees of $262,500 for these audit services. In addition, BF Borgers was engaged to review our quarterly financial statements for the first two quarters of fiscal year ended 2024, for which we incurred fees of $60,000.

2.	Due to subsequent sanctions imposed by the SEC on BF Borgers, we engaged Fortune CPA (“Fortune”) to re-audit the financial statements for the fiscal year ended June 30, 2023, and to audit our financial statements for the fiscal year ended June 30, 2024. In addition, Fortune reviewed our quarterly financial statements for the third quarter of fiscal year 2024 and 2023. The total amount paid to Fortune for these services was $563,500.

Tax Fees

Tax fees for fiscal year 2024 were $19,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal years 2023. Tax fees for fiscal year 2023 were $16,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2022.

All Other Fees

No other fees were paid to principal accountant during the fiscal years 2024 and 2023.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Amendments to and Original Articles of Incorporation of NetSol Technologies from the inception date of March 18, 1997 to the most recent Amendment on August 6, 2012. (1)
3.2	Amended and Restated Bylaws of NetSol Technologies, Inc. dated February 9, 2018*.
4.1	Form of Common Stock Certificate. *
10.1	Stock Purchase Agreement dated May 6, 2006 by and between the Company, McCue Systems, Inc. and the shareholders of McCue Systems, Inc. incorporated by reference as Exhibit 2.1 to NETSOL’s Current Report filed on form 8-K on May 8, 2006. *
10.2	Employment Agreement by and between the Company and Patti L. W. McGlasson dated September 25, 2024. (1)
10.3	Employment Agreement by and between the Company and Najeeb Ghauri dated September 25, 2024. (1)
10.4	Employment Agreement by and between the Company and Roger K. Almond dated September 25, 2024. (1)
10.5	Company 2005 Stock Option Plan incorporated by reference as Exhibit 1.1 to NETSOL’s Definitive Proxy Statement filed on March 3, 2006. *
10.6	Company’s 2011 Equity Incentive and Nonstatutory Plan incorporated by reference as Appendix A to NETSOL’s Proxy Statement filed on April 11, 2011. *
10.7	Company’s 2013 Equity Incentive Plan incorporated by reference as Appendix A to NETSOL’s Definitive Proxy Statement filed on May 29, 2013. *
10.8	Restated Charter of the Compensation Committee dated effective September 10, 2013. *
10.9	Restated Charter of the Nominating and Corporate Governance Committee dated effective September 10, 2013. *
10.10	Restated Charter of the Audit Committee dated effective September 10, 2013. *
10.11	Restated Code of Business Conduct & Ethics dated effective September 10, 2013. *
10.12	Company’s 2015 Equity Incentive Plan incorporated by reference as Appendix A to NETSOL’s Definitive Proxy Statement filed on April 15, 2015. *
21.1	A list of all subsidiaries of the Company (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (CFO) (1)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DFE	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Previously Filed

(1) Filed Herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: September 30, 2024	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer

Date: September 30, 2024	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 30, 2024	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 30, 2024	BY:	/S/ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Accounting Officer

Date: September 30, 2024	BY:	/S/ MARK CATON
Mark Caton
Director

Date: September 30, 2024	BY:	/S/ MALEA FARSAI
Malea Farsai
Director

Date: September 30, 2024	BY:	/S/ MICHAEL FRANCIS
Michael Francis
Director

Date: September 30, 2024	BY:	/S/ KAUSAR KAZMI
Kausar Kazmi
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of NetSol Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. (the “Company”) and its subsidiaries as of June 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We determined that there are no critical audit matters.

/s/ Fortune CPA, Inc

We have served as the Company’s auditor since 2024.

Orange, CA

September 30, 2024

PCAOB #6901

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of	As of
	June 30, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$19,127,165	$15,533,254
Accounts receivable, net of allowance of $398,809 and $420,354	13,049,614	11,714,422
Revenues in excess of billings, net of allowance of $116,148 and $1,380,141	12,684,518	12,377,677
Other current assets	2,600,786	1,978,514
Total current assets	47,462,083	41,603,867
Revenues in excess of billings, net - long term	954,029	-
Property and equipment, net	5,106,842	6,161,186
Right of use assets - operating leases	1,328,624	1,151,575
Other assets	32,340	32,327
Intangible assets, net	-	127,931
Goodwill	9,302,524	9,302,524
Total assets	$64,186,442	$58,379,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,232,342	$6,552,181
Current portion of loans and obligations under finance leases	6,276,125	5,779,510
Current portion of operating lease obligations	608,202	505,237
Unearned revenue	8,752,153	7,932,306
Total current liabilities	23,868,822	20,769,234
Loans and obligations under finance leases; less current maturities	95,771	176,229
Operating lease obligations; less current maturities	688,749	652,194
Total liabilities	24,653,342	21,597,657

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,359,922 shares issued and 11,420,891 outstanding as of June 30, 2024 , 12,284,887 shares issued and 11,345,856 outstanding as of June 30, 2023	123,602	122,850
Additional paid-in-capital	128,783,865	128,476,048
Treasury stock (at cost, 939,031 shares as of June 30, 2024 and June 30, 2023)	(3,920,856)	(3,920,856)
Accumulated deficit	(44,212,313)	(44,896,186)
Other comprehensive loss	(45,935,616)	(45,975,156)
Total NetSol stockholders’ equity	34,838,682	33,806,700
Non-controlling interest	4,694,418	2,975,053
Total stockholders’ equity	39,533,100	36,781,753
Total liabilities and stockholders’ equity	$64,186,442	$58,379,410

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years
	Ended June 30,
	2024	2023
Net Revenues:
License fees	$5,449,991	$2,269,564
Subscription and support	27,952,768	25,980,661
Services	27,990,332	24,142,990
Total net revenues	61,393,091	52,393,215

Cost of revenues	32,108,221	35,477,652
Gross profit	29,284,870	16,915,563

Operating expenses:
Selling, general and administrative	24,388,714	24,093,908
Research and development cost	1,402,601	1,601,613
Total operating expenses	25,791,315	25,695,521

Income (loss) from operations	3,493,555	(8,779,958)

Other income and (expenses)
Interest expense	(1,142,166)	(765,030)
Interest income	1,911,258	1,217,850
Gain (loss) on foreign currency exchange transactions	(1,187,320)	6,748,038
Share of net loss from equity investment	-	(1,033,243)
Other income (expense)	148,120	(605,570)
Total other income (expenses)	(270,108)	5,562,045

Net income (loss) before income taxes	3,223,447	(3,217,913)
Income tax provision	(1,145,518)	(926,560)
Net income (loss)	2,077,929	(4,144,473)
Non-controlling interest	(1,394,056)	(1,099,275)
Net income (loss) attributable to NetSol	$683,873	$(5,243,748)

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.06	$(0.46)
Diluted	$0.06	$(0.46)

Weighted average number of shares outstanding
Basic	11,378,595	11,279,966
Diluted	11,421,940	11,279,966

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	For the Years
	Ended June 30,
	2024	2023
Net income (loss)	$683,873	$(5,243,748)
Other comprehensive income (loss):
Translation adjustment	364,849	(10,184,324)
Translation adjustment attributable to non-controlling interest	(325,309)	3,572,253
Net translation adjustment	39,540	(6,612,071)
Comprehensive income (loss) attributable to NetSol	$723,413	$(11,855,819)

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2024 and 2023

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2022	12,196,570	$121,966	$128,218,247	$(3,920,856)	$(39,652,438)	$(39,363,085)	$5,450,389	$50,854,223
Common stock issued for:
Services	88,317	884	225,616	-	-	-	-	226,500
Adjustment in APIC for change in subsidiary shares to non-controlling interest			120,565	-	-	-	(120,565)	-
Fair value of subsidiary options issued	-	-	90,951	-	-	-	-	90,951
Acquisition of non-controlling interest in subsidiary	-	-	(179,331)	-	-	-	118,207	(61,124)
Foreign currency translation adjustment	-	-	-	-	-	(6,612,071)	(3,572,253)	(10,184,324)
Net income (loss) for the year	-	-	-	-	(5,243,748)	-	1,099,275	(4,144,473)
Balance at June 30, 2023	12,284,887	$122,850	$128,476,048	$(3,920,856)	$(44,896,186)	$(45,975,156)	$2,975,053	$36,781,753

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2024 and 2023

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2023	12,284,887	$122,850	$128,476,048	$(3,920,856)	$(44,896,186)	$(45,975,156)	$2,975,053	$36,781,753
Common stock issued for:
Services	75,035	752	167,298	-	-	-	-	168,050
Fair value
of options issued	-	-	101,424	-	-	-	-	101,424
of subsidiary options issued			39,095	-	-	-	-	39,095
Foreign currency translation adjustment	-	-	-	-	-	39,540	325,309	364,849
Net income (loss) for the year			-	-	683,873	-	1,394,056	2,077,929
Balance at June 30, 2024	12,359,922	$123,602	$128,783,865	$(3,920,856)	$(44,212,313)	$(45,935,616)	$4,694,418	$39,533,100

The accompanying notes are an integral part of these consolidated financial statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years
	Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,077,929	$(4,144,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,721,800	3,244,538
Provision (reversal) for bad debts	(29,134)	1,702,744
Impairment and share of net loss from investment under equity method	-	2,113,430
(Gain) loss on sale of assets	(101,864)	19,721
Stock based compensation	308,569	317,451
Changes in operating assets and liabilities:
Accounts receivable	(1,296,321)	(6,860,983)
Accounts receivable - related party	(606,061)
Revenues in excess of billing	(1,205,456)	1,514,305
Other current assets	(216,944)	(131,108)
Accounts payable and accrued expenses	1,611,745	709,758
Unearned revenue	645,125	3,524,188
Net cash provided by operating activities	2,909,388	2,009,571

Cash flows from investing activities:
Purchases of property and equipment	(515,404)	(1,639,438)
Sales of property and equipment	223,866	240,207
Net cash used in investing activities	(291,538)	(1,399,231)

Cash flows from financing activities:
Purchase of subsidiary treasury stock	-	(61,124)
Proceeds from bank loans	756,936	270,292
Payments on finance lease obligations and loans - net	(517,385)	(928,160)
Net cash provided by (used in) financing activities	239,551	(718,992)
Effect of exchange rate changes	736,510	(8,321,891)
Net increase (decrease) in cash and cash equivalents	3,593,911	(8,430,543)
Cash and cash equivalents at beginning of the period	15,533,254	23,963,797
Cash and cash equivalents at end of period	$19,127,165	$15,533,254

The accompanying notes are an integral part of these consolidated financial statements.

F-8

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years
	Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$1,576,454	$679,925
Taxes	$704,868	$982,731

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under finance lease	$122,045	$-
Shares issued to vendor for services received	$-	$67,500

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

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

June 30, 2024 and 2023

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance, except balances maintained in China are insured for RMB500,000 ($68,776) in each bank and in the UK for GBP 85,000 ($107,595) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of June 30, 2024 and 2023, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $18,182,002 and $13,523,997, respectively. The Company has not experienced any losses in such accounts.

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

June 30, 2024 and 2023

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

June 30, 2024 and 2023

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2024, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$954,029	$954,029
Total	$-	$-	$954,029	$954,029

The Company did not have any financial assets that were measured at fair value on a recurring basis at June 30, 2023.

The reconciliation for the years ended June 30, 2024 and 2023 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2022	$881,940	$(28,339)	$853,601
Amortization during the period	-	28,029	28,029
Transfers to short term	(890,794)	-	(890,794)
Effect of Translation Adjustment	8,854	310	9,164
Balance at June 30, 2023	$-	$-	$-
Additions	1,107,853	(194,827)	913,026
Amortization during the period	-	42,814	42,814
Effect of Translation Adjustment	(1,378)	(433)	(1,811)
Balance at June 30, 2024	$1,106,475	$(152,446)	$954,029

The Company used the discounted cash flow method with interest rates ranging from 7.3% to 17.5%, for the year ended June 30, 2024.

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

June 30, 2024 and 2023

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2024 and 2023 were $148,953 and $64,556, respectively.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

Foreign Currency Translation

The Company transacts business in various foreign currencies. The following table represents the functional currencies of the Company and its subsidiaries:

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

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries. (See Note 20 “Segment Information and Geographic Areas”)

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

Recent Accounting Standards Adopted by the Company:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and subsequent interim periods, with early application permitted. The Company is currently evaluating the impact of the application of this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024, and is applicable to the Company’s fiscal year beginning July 1, 2025, with early application permitted. The Company is currently evaluating the impact of the application of this ASU on its consolidated financial statements and disclosures.

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

June 30, 2024 and 2023

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

June 30, 2024 and 2023

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

The Company’s disaggregated revenue by category is as follows:

	For the Years
	Ended June 30,
	2024	2023
Core:
License	$5,449,991	$2,269,564
Subscription and support	27,952,768	25,980,661
Services	22,329,439	19,676,414
Total core revenue, net	55,732,198	47,926,639

Non-Core:
Services	5,660,893	4,466,576
Total non-core revenue, net	5,660,893	4,466,576

Total net revenue	$61,393,091	$52,393,215

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

June 30, 2024 and 2023

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	June 30, 2024	June 30, 2023

Revenues in excess of billings	$13,638,547	$12,377,677

Unearned revenue	$8,752,153	$7,932,306

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

The Company’s unearned revenue reconciliation is as follows:

Unearned Revenue

Balance at June 30, 2022	$4,901,562
Invoiced	23,549,941
Revenue Recognized	(19,762,568)
Adjustments	(756,629)
Balance at June 30, 2023	7,932,306
Invoiced	24,039,382
Revenue Recognized	(23,216,573)
Adjustments	(2,962)
Balance at June 30, 2024	$8,752,153

At June 30, 2023, the Company recorded a provision of $1,275,000 against revenues in excess of billings related to an overdue balance from a customer in the Asia-Pacific segment, which the Company determined to be uncollectible.

During the year ended June 30, 2024, the Company recognized revenue of $7,424,262, which was included in the unearned revenue balance at the beginning of the period. All other activity in unearned revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $30,500,000 as of June 30, 2024, of which the Company estimates to recognize approximately $20,300,000 in revenue over the next 12 months and the remainder over an estimated 3 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

June 30, 2024 and 2023

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

	For the Year ended June 30, 2023	Affected Line Item in the Statement
Details about Accumulated Other	Amount Reclassified from Accumulated	Consolidated Statement of Operations
Comprehensive Income (Loss) Components	Other Income (Loss)	Where Net Loss is Presented

Foreign currency translation gain (loss) on liquidation of NTPK Thailand	$(323,764)	Gain on foreign currency exchange transactions

Foreign currency translation gain (loss) on investment in WRLD3D	(650,242)	Other income (expense)

Total reclassification for the period	$(974,006)

NTPK Thailand had been a dormant company in Thailand since 2016 when it was replaced by NetSol Technologies Thailand Limited. During the year ended June 30, 2023, the dissolution of NTPK Thailand was finalized by Thailand’s authorities.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

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

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2024
	Net Income	Shares	Per Share
Basic income (loss) per share:
Net income (loss) available to common shareholders	$683,873	11,378,595	$0.06
Effect of dilutive securities
Stock options	-	43,345	-
Diluted income (loss) per share	$683,873	11,421,940	$0.06

	For the year ended June 30, 2023
	Net Loss	Shares	Per Share

Basic income (loss) per share:
Net income (loss) available to common shareholders	$(5,243,748)	11,279,966	$(0.46)
Effect of dilutive securities
Share grants	-	-	-
Diluted income (loss) per share	$(5,243,748)	11,279,966	$(0.46)

NOTE 6 – MAJOR CUSTOMERS

During the year ended June 30, 2024, revenues from Daimler Financial Services (“DFS”) were $15,670,054 representing 25.5% of revenues. During the year ended June 30, 2023, revenues from Daimler Financial Services (“DFS”) were $14,982,394 representing 28.6% of revenues. The revenues from DFS are shown in the Asia – Pacific segment.

Accounts receivable from DFS at June 30, 2024 and 2023 were $538,648 and $4,368,881, respectively. Revenues in excess of billings at June 30, 2024 and 2023 were $892,109 and $1,961,750, respectively.

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	June 30, 2024	June 30, 2023

Prepaid Expenses	$1,314,524	$1,299,334
Advance Income Tax	300,368	144,428
Employee Advances	165,264	68,488
Security Deposits	199,633	177,148
Other Receivables	258,880	92,716
Other Assets	362,117	196,400
Net Balance	$2,600,786	$1,978,514

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

NOTE 8 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	June 30, 2024	June 30, 2023

Revenues in excess of billings - long term	$1,106,475	$-
Present value discount	(152,446)	-
Net Balance	$954,029	$-

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the years ended June 30, 2024 and 2023, the Company accreted $42,814 and $28,029, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 7.3% to 17.5%, for the year ended June 30, 2024, an interest rate of 4.35% during the year ended June 30, 2023.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	June 30, 2024	June 30, 2023

Office Furniture and Equipment	$2,352,940	$2,678,664
Computer Equipment	8,679,791	8,317,131
Assets Under Capital Leases	154,718	46,554
Building	3,602,819	3,497,913
Land	913,473	885,474
Autos	1,658,961	1,941,063
Improvements	206,387	205,289
Subtotal	17,569,089	17,572,088
Accumulated Depreciation	(12,462,247)	(11,410,902)
Property and Equipment, Net	$5,106,842	$6,161,186

For the years ended June 30, 2024 and 2023, depreciation expense totaled $1,595,959 and $2,072,897, respectively. Of these amounts, $1,018,768 and $1,332,405, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of June 30, 2024 and 2023:

	As of	As of
	June 30, 2024	June 30, 2023
Vehicles	$154,718	$46,554
Total	154,718	46,554
Less: Accumulated Depreciation - Net	(25,078)	(17,366)
	$129,640	$29,188

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

Finance lease term and discount rate were as follows:

	As of	As of
	June 30, 2024	June 30, 2023

Weighted average remaining lease term - Finance leases	2.75 Years	1.21 Years

Weighted average discount rate - Finance leases	11.3%	16.4%

NOTE 10 - LEASES

The Company leases certain office space, office equipment and autos with remaining lease terms of 1 to 10 years under leases classified as financing and operating. For certain leases, the Company has options to extend the lease term for additional periods ranging from 1 to 10 years.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2024	June 30, 2023
Assets
Operating lease assets, net	$1,328,624	$1,151,575

Liabilities
Current
Operating	$608,202	$505,237
Non-current
Operating	688,749	652,194
Total Lease Liabilities	$1,296,951	$1,157,431

The components of lease cost were as follows:

	For the Years
	Ended June 30,
	2024	2023

Amortization of finance lease assets	$15,061	$10,904
Interest on finance lease obligation	6,206	4,966
Operating lease cost	403,438	446,627
Short term lease cost	297,014	184,526
Sub lease income	(33,417)	(31,998)
Total lease cost	$688,302	$615,025

Lease term and discount rate were as follows:

	As of	As of
	June 30, 2024	June 30, 2023

Weighted average remaining lease term - Operating leases	1.99 Years	3.09 Years

Weighted average discount rate - Operating leases	4.5%	4.0%

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Years
	Ended June 30,
	2024	2023

Operating cash flows related to operating leases	$322,953	$457,592

Operating cash flows related to finance leases	$6,203	$5,075

Financing cash flows related finance leases	$25,477	$32,536

Maturities of operating lease liabilities were as follows as of June 30, 2024:

Amount
Within year 1	$664,131
Within year 2	422,077
Within year 3	205,912
Within year 4	108,550
Within year 5	474
Total Lease Payments	1,401,144
Less: Imputed interest	(104,193)
Present Value of lease liabilities	1,296,951
Less: Current portion	(608,202)
Non-Current portion	$688,749

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and terminate by January 2027. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the years ended June 30, 2024 and 2023, the Company received lease income of $33,417 and $31,998, respectively.

NOTE 11 – LONG-TERM INVESTMENT

Drivemate-Related Party

The Company and Drivemate Co., Ltd. (“Drivemate”) entered into a subscription agreement on April 25, 2019, whereby the Company purchased an equity interest of 30% in Drivemate and appointed two directors to the Drivemate board.

Under the equity method of accounting, the Company recorded its share of net income of $7,510 for the year ended June 30, 2023. For the year ended June 30, 2023, the Company performed a fair value analysis and determined that the carrying amount of the investment exceeded the investment’s fair value; therefore, the Company recorded an impairment of $1,041,482. The impairment expense is recorded in the line item “share of net loss under equity method” in the “Consolidated Statement of Operations”.

On October 10, 2023, a third-party company acquired 100% of Drivemate in a share exchange valued at THB 3,000,000 (approximately $87,000). In return, the Company will receive 1,381 shares of the third-party company, representing less than one percent ownership. As a result, the Company’s investment was valued at approximately $26,000 and has been classified under “other assets” on the consolidated balance sheet.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

The following table reflects the above investments at June 30, 2024 and 2023.

Long Term
Investment
Net investment at June 30, 2022	$1,059,368
Net income on investment for the year ended June 30, 2023	7,510
Impairment	(1,041,482)
Net investment at June 30, 2023	25,396
Impairment	-
Net investment at June 30, 2024	$25,396

NOTE 12 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of	As of
	June 30, 2024	June 30, 2023

Product Licenses - Cost	$39,395,533	$47,244,997
Effect of Translation Adjustment	(24,365,719)	(24,756,959)
Accumulated Amortization	(15,029,814)	(22,360,107)
Net Balance	$-	$127,931

Product Licenses

Amortization expense for the years ended June 30, 2024 and 2023 was $126,041 and $1,171,641, respectively.

NOTE 13 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period business combinations. Goodwill was comprised of the following amounts:

	As of	As of
Entity (Segment)	June 30, 2024	June 30, 2023
NetSol PK (Asia - Pacific)	$1,166,610	$1,166,610
NTE (Europe)	3,471,814	3,471,814
NTA (North America)	4,664,100	4,664,100
Total	$9,302,524	$9,302,524

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	June 30, 2024	June 30, 2023

Accounts Payable	$1,426,930	$1,114,915
Accrued Liabilities	4,323,662	3,695,091
Accrued Payroll	1,392,112	982,884
Accrued Payroll Taxes	215,197	170,063
Taxes Payable	634,035	195,491
Other Payable	240,406	393,737
Total	$8,232,342	$6,552,181

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

NOTE 15 – DEBTS

Notes payable and capital leases consisted of the following:

		As of June 30, 2024
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$124,314	$124,314	$-
Line of Credit	(2)	-	-	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,796,558	1,796,558	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,365,384	1,365,384	-
Loan Payable Bank - Export Refinance III	(7)	2,515,181	2,515,181	-
Sale and Leaseback Financing	(8)	56,842	47,158	9,684
Term Finance Facility	(9)	-	-	-
Short Term Financing	(10)	412,655	412,655	-
		6,270,934	6,261,250	9,684
Subsidiary Finance Leases	(11)	100,962	14,875	86,087
		$6,371,896	$6,276,125	$95,771

		As of June 30, 2023
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$89,823	$89,823	$-
Line of Credit	(2)	-	-	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,741,493	1,741,493	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,323,535	1,323,535	-
Loan Payable Bank - Export Refinance III	(7)	2,438,089	2,438,089	-
Sale and Leaseback Financing	(8)	321,113	148,264	172,849
Term Finance Facility	(9)	13,356	13,356	-
Short Term Financing	(10)	-	-	-
		5,927,409	5,754,560	172,849
Subsidiary Finance Leases	(11)	28,330	24,950	3,380
		$5,955,739	$5,779,510	$176,229

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings range from 8.6% to 10.9% and 5.0% to 7.9% as of June 30, 2024 and 2023, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

(2)	The Company has an uncommitted discretionary demand line of credit up to an aggregate amount of $1,000,000 with HSBC, secured by lien on the Company’s assets. The annual interest rate was 8.75% as of June 30, 2024. The total outstanding balance as of June 30, 2024 was $nil.

(3)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $379,747. The annual interest rate was 9.5%% as of June 30, 2024 and 2023. The total outstanding balance as of June 30, 2024 and 2023 was £nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of June 30, 2024, NTE was in compliance with this covenant.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 500,000,000 or $1,796,558 and Rs. 500,000,000 or $1,741,493 at June 30, 2024 and 2023, respectively. The interest rate for the loan was 17.5% and 17.0% at June 30, 2024 and 2023, respectively.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 53,600,000 or $192,591 and Rs. 53,600,000 or $186,688, at June 30, 2024 and 2023, respectively. The balance outstanding at June 30, 2024 and 2023 was Rs. Nil. The interest rate for the loan was 22.2% and 24.9% at June 30, 2024 and 2023, respectively.

These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of June 30, 2024, NetSol PK was in compliance with this covenant.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 380,000,000 or $1,365,384 and Rs. 380,000,000 or $1,323,535, at June 30, 2024 and 2023, respectively. The interest rate for the loan was 17.5% and 18.0% at June 30, 2024 and 2023, respectively.

During the loan tenure, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of June 30, 2024, NetSol PK was in compliance with these covenants.

(7)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 900,000,000 or $3,233,804 and Rs. 900,000,000 or $3,134,687, at June 30, 2024 and 2023, respectively. NetSol PK used Rs. 700,000,000 or $2,515,181 and Rs. 700,000,000 or $2,438,089, at June 30, 2024 and 2023, respectively. The interest rate for the loan was 17.5% and 18.0% at June 30, 2024 and 2023, respectively.

(8)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of June 30, 2024, NetSol PK used Rs. 15,819,683 or $56,842 of which $9,684 was shown as long term and $47,158 as current. As of June 30, 2023, NetSol PK used Rs. 92,194,774 or $321,113 of which $172,849 was shown as long term and $148,264 as current. The interest rate for the loan was ranging from 22.7% to 24.2% at June 30, 2024. The interest rate for the loan was ranging from 9.0% to 16.0% at June 30, 2023.

(9)	In March 2020, the Company’s subsidiary, VLS, entered into a loan agreement with Investec Bank PLC. The loan amount was £69,549, or $88,037, for a period of 5 years with monthly payments of £1,349, or $1,708. The subsidiary has paid this facility in full. As of June 30, 2023, the subsidiary has used this facility up to $13,356, which was shown as current. The interest rate was 6.14% at June 30, 2023.

(10)	The Company’s subsidiary, NetSol Beijing , has a short term loan facility with Bank of China, secured by personal guarantee of General Manager of NetSol Beijing for a period of one year. The facility amount is CNY 3,000,000 or $412,655. NetSol Beijing used CNY 3,000,000 or $412,655, at June 30, 2024. The interest rate of the loan was 3.8% at June 30, 2024.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

(11)	The Company leases various fixed assets under capital lease arrangements expiring in various years through 2027. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2024 and 2023.

Following is the aggregate minimum future lease payments under capital leases as of June 30, 2024:

Amount
Minimum Lease Payments
Within year 1	$26,467
Within year 2	22,805
Within year 3	82,321
Total Minimum Lease Payments	131,593
Interest Expense relating to future periods	(30,631)
Present Value of minimum lease payments	100,962
Less: Current portion	(14,875)
Non-Current portion	$86,087

Following is the aggregate future long term debt payments, which consists of “Sale and Leaseback Financing (8)”, as of June 30, 2024:

Amount
Loan Payments
Within year 1	$47,158
Within year 2	9,684
Total Loan Payments	56,842
Less: Current portion	(47,158)
Non-Current portion	$9,684

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

NOTE 16 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California. The following is a breakdown of income before the provision for income taxes:

Consolidated pre-tax income (loss) consists of the following:

	Years Ended June 30,
	2024	2023
US operations	$(1,719,058)	$(394,914)
Foreign operations	4,942,505	(2,822,999)
	$3,223,447	$(3,217,913)

The components of the provision for income taxes are as follows:

	Years Ended June 30,
	2024	2023
Current:
Federal	$-	$-
State and Local	1,600	13,972
Foreign	1,143,918	912,588

Deferred:
Federal	-	-
State and Local	-	-
Foreign	-	-
Provision for income taxes	$1,145,518	$926,560

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) is as follows:

	Years Ended June 30,
	2024		2023
Income tax (benefit) provision at statutory rate	$676,924	21.0%	$(675,762)	21.0%
State income (benefit) taxes, net of federal tax benefit	224,997	7.0%	(224,610)	7.0%
Foreign earnings taxed at different rates	(238,995)	-7.4%	1,702,463	-52.9%
Change in valuation allowance for deferred tax assets	351,633	10.9%	111,473	-3.5%
Other	130,959	4.1%	12,996	-0.4%
Provision for income taxes	$1,145,518	35.5%	$926,560	-28.8%

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

Deferred income tax assets and liabilities as of June 30, 2024 and 2023 consist of tax effects of temporary differences related to the following:

	Years Ended June 30,
	2024	2023
Net operating loss carry forwards	$11,190,703	$8,281,162
Other	152,814	184,916
Net deferred tax assets	11,343,517	8,466,078
Valuation allowance for deferred tax assets	(11,343,517)	(8,466,078)
Net deferred tax assets	$-	$-

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance increased by $2,877,440 for the year ended June 30, 2024.

At June 30, 2024, federal and state net operating loss carry forwards in the United States of America were $31,249,513 and $8,757,805, respectively. Federal net operating loss carry forwards begin to expire in 2028, while state net operating loss carry forwards are expiring each year. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code. Net operating losses related to foreign entities were $12,978,466 at June 30, 2024.

As of June 30, 2024, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2021 through 2023. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $27,412,721 as of June 30, 2024. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed. The Company determined that it is not practicable to determine unrecognized deferred tax liability associated with the unremitted earnings attributable to the foreign subsidiaries.

Income from the export of computer software and its related services developed in Pakistan was exempt from tax for the year ended June 30, 2023. The aggregate effect of the tax holiday for June 30, 2023 was $1,359,169. The effect on basic and diluted earnings per share was $0.12 for June 30, 2023.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

NOTE 17 - STOCKHOLDERS’ EQUITY

During the years ended June 30, 2024 and 2023, the Company issued 70,035 and 58,317 shares of common stock respectively, for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $159,000 and $159,000, respectively, and recorded as compensation expense in the accompanying consolidated financial statements.

During the year ended June 30, 2024, the Company issued 5,000 shares of common stock, to employees pursuant to the terms of their employment agreements. These shares were valued at the fair market value of $9,050 and recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2024 and 2023, the Company issued Nil and 30,000 shares of common stock for services received from one of its vendors. These shares were valued at the fair market value of $nil and $67,500, respectively.

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

June 30, 2024 and 2023

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

Under the Plans, a participant may also be awarded a “performance award,” which means that the participant may receive cash, stock or other awards contingent upon achieving performance goals established by the Board of Directors. The Board of Directors may also make “deferred share” awards, which entitle the participant to receive the Company’s stock in the future for services performed between the date of the award and the date the participant may receive the stock. The vesting of deferred share awards may be based on performance criteria and/or continued service with the Company. A participant who is granted a “stock appreciation right” under the Plan has the right to receive all or a percentage of the fair market value of a share of stock on the date of exercise of the stock appreciation right minus the grant price of the stock appreciation right determined by the Board of Directors (but in no event less than the fair market value of the stock on the date of grant). Finally, the Board of Directors may make “restricted stock” awards under the Plans, which are subject to such terms and conditions as the Board of Directors determines and as are set forth in the award agreement related to the restricted stock. As of June 30, 2024, the remaining shares to be granted are 141 under the 2005 Plan, 2,524 under the 2013 Plan and 35,987 under the 2015 Plan.

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# Number of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2022	-	$-
Granted	58,317	$2.73
Vested	(58,317)	$2.73
Unvested, June 30, 2023	-	$-
Granted	75,035	$2.24
Vested	(75,035)	$2.24
Unvested, June 30, 2024	-	$-

For the years ended June 30, 2024 and 2023, the Company recorded compensation expense of $168,050 and $159,000, respectively. The weighted average grant date fair value is determined by the Company’s closing stock price on the grant date.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

Common stock purchase options consisted of the following:

OPTIONS:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2023	-	-	-
Granted	250,000	$2.15	0.50
Exercised	-	-	-
Expired / Cancelled	-	-	-
Outstanding and exercisable, June 30, 2024	250,000	$2.15	0.50	$97,500

The aggregate intrinsic value at June 30, 2024 represents the difference between the Company’s closing stock price of $2.54 on June 30, 2024 and the exercise price of the in-the-money stock options.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2024.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:

$2.15	250,000	0.50	$2.15
Totals	250,000	0.50	$2.15

OPTIONS

During the year ended June 30, 2024, the Company granted 250,000 options to officers and employees with an exercise price of $2.15 per share, an expiration date of one year, and immediate vesting. Using the Black-Scholes method to value the options, the Company recorded $101,424 in compensation expense for these options in the accompanying consolidated financial statements. The fair market value was calculated using the Black-Scholes option pricing model with the following assumptions:

●	Risk-free interest rate - 5.24%
●	Expected life – 6 months
●	Expected volatility – 63.6%
●	Expected dividend - 0%

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

In determining the fair value of share options, the Company utilized the simplified method to estimate the expected term for certain share option grants. The simplified method was applied due to the Company’s lack of sufficient historical data on employee exercise behavior, which would otherwise be necessary to develop a more precise estimate of the expected term. The simplified method estimates the expected term as the midpoint between the vesting period and the contractual term of the options.

In determining the fair value of share options, the Company utilized historical volatility as the basis for its expected volatility assumption. Historical volatility was calculated using the daily closing prices of the Company’s common stock over a period commensurate with the expected term of the share options. The Company determined that historical volatility was an appropriate measure of future expectations, as it reflects the stock’s past performance and market conditions. No significant adjustments were made to historical volatility, as the Company believes it provides a reasonable estimate of expected volatility for the purposes of option valuation.

NOTE 19 – RETIREMENT PLANS

The Company and its subsidiaries have varying defined contribution plans based on country specific laws. Employer contributions vary by subsidiary from 0% up to 8% taking the form in some jurisdictions of employee matching contributions and in others direct employer contributions mandated by local law. During the years ended June 30, 2024 and 2023, the Company contributed $1,156,977 and $1,298,115, respectively, to these plans.

NOTE 20 – SEGMENT INFORMATION AND GEOGRAPHIC AREAS

The Company has identified three segments for its products and services: North America, Europe and Asia-Pacific. The reportable segments are business units located in different global regions. Each business unit provides similar products and services; license fees for leasing and asset-based software, related post contract support fees, and implementation and IT consulting services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to their particular regional location. The Company accounts for intra-company sales and expenses as if the sales or expenses were to third parties and eliminates them in the consolidation.

The following table presents a summary of identifiable assets as of June 30, 2024 and 2023:

	As of	As of
	June 30, 2024	June 30, 2023
Identifiable assets:
Corporate headquarters	$808,385	$878,899
North America	6,114,142	7,344,122
Europe	9,410,098	8,716,656
Asia - Pacific	47,853,817	41,439,733
Consolidated	$64,186,442	$58,379,410

The following table presents a summary of revenue streams by segment for the years ended June 30, 2024 and 2023:

	2024				2023
	License fees	Subscription and support	Services	Total	License fees	Subscription and support	Services	Total

North America	$-	$4,693,618	$1,240,179	$5,933,797	$28,000	$4,398,429	$1,690,853	$6,117,282
Europe	112,524	3,383,312	8,471,966	11,967,802	136,151	2,682,407	7,939,886	10,758,444
Asia-Pacific	5,337,467	19,875,838	18,278,187	43,491,492	2,105,413	18,899,825	14,512,251	35,517,489
Total	$5,449,991	$27,952,768	$27,990,332	$61,393,091	$2,269,564	$25,980,661	$24,142,990	$52,393,215

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

The following table presents a summary of operating information for the years ended June 30:

	For the Years
	Ended June 30,
	2024	2023
Revenues from unaffiliated customers:
North America	$5,933,797	$6,117,282
Europe	11,967,802	10,758,444
Asia - Pacific	43,491,492	35,517,489
	61,393,091	52,393,215
Revenue from affiliated customers
Asia - Pacific	-	-
	-	-
Consolidated	$61,393,091	$52,393,215

Intercompany revenue
Europe	$391,921	$394,962
Asia - Pacific	11,550,233	9,075,861
Eliminated	$11,942,154	$9,470,823

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(1,433,734)	$(501,560)
North America	(286,924)	92,674
Europe	(761,600)	(949,214)
Asia - Pacific	4,560,187	(2,786,373)
Consolidated	$2,077,929	$(4,144,473)

Depreciation and amortization:
North America	$1,712	$2,523
Europe	231,018	303,907
Asia - Pacific	1,489,070	2,938,108
Consolidated	$1,721,800	$3,244,538

Interest expense:
Corporate headquarters	$34,906	$23,639
North America	-	-
Europe	9,297	8,955
Asia - Pacific	1,097,963	732,436
Consolidated	$1,142,166	$765,030

Income tax expense:
Corporate headquarters	$800	$12,372
North America	800	1,600
Europe	333,071	46,747
Asia - Pacific	810,847	865,841
Consolidated	$1,145,518	$926,560

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

The following table presents a summary of capital expenditures for the years ended June 30:

	For the Years
	Ended June 30,
	2024	2023
Capital expenditures:
North America	$-	$4,881
Europe	179,102	33,185
Asia - Pacific	336,302	1,601,372
Consolidated	$515,404	$1,639,438

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than five percent of total revenues for the years ended June 30, 2024 and 2023.

	June 30, 2024		June 30, 2023
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$20,747,744	$354,122	$15,120,449	$631,713
Thailand	3,636,153	929,651	2,260,699	207,280
USA	4,853,541	5,001,527	5,057,470	4,805,841
UK	12,175,959	4,454,940	10,758,444	4,276,754
Pakistan & India	2,229,067	5,787,820	2,087,018	6,845,753
Australia & New Zealand	5,454,383	7,168	7,018,095	8,202
Mexico	1,080,256	-	1,059,812	-
Indonesia	4,475,356	189,131	2,903,163	-
South Africa	857,218	-	752,603	-
South Korea	2,491,606	-	1,954,982
Other Countries	3,391,808	-	3,420,480	-
Total	$61,393,091	$16,724,359	$52,393,215	$16,775,543

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

Disclosed in the table below is the geographic information of total revenues by country for the years ended June 30, 2024 and 2023.

	Revenues 2024
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	South Korea	Other Countries

North America:	$5,933,797	$-	$-	$4,853,541	$-	$-	$-	$1,080,256	$-	$-	$-	$-
Europe:	11,967,800	-	-	-	11,967,800	-	-	-	-	-	-	-
Asia-Pacific:	43,491,494	20,747,744	3,636,153	-	208,159	2,229,067	5,454,383	-	4,475,356	857,218	2,491,606	3,391,808

Total	$61,393,091	$20,747,744	$3,636,153	$4,853,541	$12,175,959	$2,229,067	$5,454,383	$1,080,256	$4,475,356	$857,218	$2,491,606	$3,391,808

	Revenues 2023
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	South Korea	Other Countries

North America:	$6,117,282	$-	$-	$5,057,470	$-	$-	$-	$1,059,812	$-	$-	$-	$-
Europe:	10,758,444	-	-	-	10,758,444	-	-	-	-	-	-	-
Asia-Pacific:	35,517,489	15,120,449	2,260,699	-	-	2,087,018	7,018,095	-	2,903,163	752,603	1,954,982	3,420,480

Total	$52,393,215	$15,120,449	$2,260,699	$5,057,470	$10,758,444	$2,087,018	$7,018,095	$1,059,812	$2,903,163	$752,603	$1,954,982	$3,420,480

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

NOTE 21 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2024

NetSol PK	32.38%	$4,679,101
NetSol-Innovation	32.38%	137,232
NAMECET	32.38%	(21,014)
NetSol Thai	0.006%	(163)
OTOZ Thai	5.60%	(17,483)
OTOZ	5.59%	(83,255)
Total		$4,694,418

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2023

NetSol PK	32.38%	$3,314,659
NetSol-Innovation	32.38%	(223,504)
NAMECET	32.38%	(5,384)
NetSol Thai	0.006%	(194)
OTOZ Thai	5.60%	(23,572)
OTOZ	5.59%	(86,952)
Total		$2,975,053

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

The following schedule discloses the effect to the Company’s equity due to the changes in the Company’s ownership interest in OTOZ.

	For the Years
	Ended June 30,
	2024	2023

Net income (loss) attributable to NetSol	$536,141	$(5,243,748)
Transfer (to) from non-controlling interest
Increase in paid-in capital for issuance of 191,011 shares of OTOZ Inc common stock	-	120,565
Decrease in paid-in capital for purchase of 191,011 shares of OTOZ Inc common stock	-	(118,207)
Increase in paid-in capital for purchase of 2,000,000 shares of common stock of NetSol PK from Open Market	-	-
Net transfer (to) from non-controlling interest	-	2,358
Change from net income (loss) attributable to NetSol and transfer (to) from non-controlling interest	$536,141	$(5,241,390)

