Form 10-Q
period 2024-09-30
NETSOL TECHNOLOGIES INC
filed 2024-11-13
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Yes ☒ No☐

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

Yes ☐ No ☒

The issuer had 12,413,872 shares issued and 11,474,841 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of November 6, 2024.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$24,525,956	$19,127,165
Accounts receivable, net of allowance of $15,533 and $398,809	5,936,063	13,049,614
Revenues in excess of billings, net of allowance of $460,743 and $116,148	12,743,571	12,684,518
Other current assets	3,328,112	2,600,786
Total current assets	46,533,702	47,462,083
Revenues in excess of billings, net - long term	866,388	954,029
Property and equipment, net	4,847,869	5,106,842
Right of use assets - operating leases	1,216,835	1,328,624
Other assets	32,341	32,340
Goodwill	9,302,524	9,302,524
Total assets	$62,799,659	$64,186,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,414,790	$8,232,342
Current portion of loans and obligations under finance leases	6,443,937	6,276,125
Current portion of operating lease obligations	590,541	608,202
Unearned revenue	6,923,112	8,752,153
Total current liabilities	22,372,380	23,868,822
Loans and obligations under finance leases; less current maturities	92,638	95,771
Operating lease obligations; less current maturities	594,631	688,749
Total liabilities	23,059,649	24,653,342

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,383,872 shares issued and 11,444,841 outstanding as of September 30, 2024 , 12,359,922 shares issued and 11,420,891 outstanding as of June 30, 2024	123,842	123,602
Additional paid-in-capital	128,709,890	128,783,865
Treasury stock (at cost, 939,031 shares
as of September 30, 2024 and June 30, 2024)	(3,920,856)	(3,920,856)
Accumulated deficit	(44,141,518)	(44,212,313)
Other comprehensive loss	(46,049,023)	(45,935,616)
Total NetSol stockholders’ equity	34,722,335	34,838,682
Non-controlling interest	5,017,675	4,694,418
Total stockholders’ equity	39,740,010	39,533,100
Total liabilities and stockholders’ equity	$62,799,659	$64,186,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended September 30,
	2024	2023
Net Revenues:
License fees	$1,229	$1,280,449
Subscription and support	8,192,471	6,512,243
Services	6,404,798	6,449,489
Total net revenues	14,598,498	14,242,181

Cost of revenues	8,034,386	8,080,164
Gross profit	6,564,112	6,162,017

Operating expenses:
Selling, general and administrative	6,964,321	5,432,969
Research and development cost	359,949	378,419
Total operating expenses	7,324,270	5,811,388

Income (loss) from operations	(760,158)	350,629

Other income and (expenses)
Interest expense	(258,219)	(276,017)
Interest income	769,867	414,718
Gain (loss) on foreign currency exchange transactions	542,545	(134,253)
Other income	153,491	57,881
Total other income (expenses)	1,207,684	62,329

Net income before income taxes	447,526	412,958
Income tax provision	(229,817)	(121,895)
Net income	217,709	291,063
Non-controlling interest	(146,914)	(260,173)
Net income attributable to NetSol	$70,795	$30,890

Net income per share:
Net income per common share
Basic	$0.006	$0.003
Diluted	$0.006	$0.003

Weighted average number of shares outstanding
Basic	11,429,695	11,345,856
Diluted	11,482,754	11,345,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months
	Ended September 30,
	2024	2023
Net income	$70,795	$30,890
Other comprehensive income (loss):
Translation adjustment	(72,183)	(470,049)
Translation adjustment attributable to non-controlling interest	(41,224)	33,503
Net translation adjustment	(113,407)	(436,546)
Comprehensive income (loss) attributable to NetSol	$(42,612)	$(405,656)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended September 30, 2024 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2024	12,359,922	$123,602	$128,783,865	$(3,920,856)	$(44,212,313)	$(45,935,616)	$4,694,418	$39,533,100
Exercise of common stock options	10,000	100	21,400	-	-	-	-	21,500
Common stock issued for: Services	13,950	140	39,610	-	-	-	-	39,750
Fair value of subsidiary options issued	-	-	8,029	-	-	-	-	8,029
Acquisition of non-controlling interest in subsidiary	-	-	(143,014)	-	-	-	135,119	(7,895)
Foreign currency translation adjustment	-	-	-	-	-	(113,407)	41,224	(72,183)
Net income (loss) for the year	-	-	-	-	70,795	-	146,914	217,709
Balance at September 30, 2024	12,383,872	$123,842	$128,709,890	$(3,920,856)	$(44,141,518)	$(46,049,023)	$5,017,675	$39,740,010

A statement of the changes in equity for the three months ended September 30, 2023 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2023	12,284,887	$122,850	$128,476,048	$(3,920,856)	$(44,896,186)	$(45,975,156)	$2,975,053	$36,781,753
Common stock issued for: Services	26,963	270	48,530	-	-	-	-	48,800
Fair value of subsidiary options issued	-	-	11,554	-	-	-	-	11,554
Foreign currency translation adjustment	-	-	-	-	-	(436,546)	(33,503)	(470,049)
Net income (loss) for the year	-	-	-	-	30,890	-	260,173	291,063
Balance at September 30, 2023	12,311,850	$123,120	$128,536,132	$(3,920,856)	$(44,865,296)	$(46,411,702)	$3,201,723	$36,663,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$217,709	$291,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365,997	530,786
Provision (reversal) for bad debts	336,506	7,880
(Gain) loss on sale of assets	-	(98)
Stock based compensation	47,779	60,354
Changes in operating assets and liabilities:
Accounts receivable	6,738,384	4,608,881
Revenues in excess of billing	836,403	(1,478,386)
Other current assets	(222,359)	92,686
Accounts payable and accrued expenses	10,546	341,722
Unearned revenue	(2,813,220)	(2,791,269)
Net cash provided by operating activities	5,517,745	1,663,619

Cash flows from investing activities:
Purchases of property and equipment	(100,737)	(371,630)
Sales of property and equipment	-	1,230
Purchase of subsidiary shares	(7,895)	-
Net cash used in investing activities	(108,632)	(370,400)

Cash flows from financing activities:
Proceeds from the exercise of stock options	21,500	-
Proceeds from bank loans	250,000	-
Payments on finance lease obligations and loans - net	(118,311)	(44,474)
Net cash provided by (used in) financing activities	153,189	(44,474)
Effect of exchange rate changes	(163,511)	(230,322)
Net increase (decrease) in cash and cash equivalents	5,398,791	1,018,423
Cash and cash equivalents at beginning of the period	19,127,165	15,533,254
Cash and cash equivalents at end of period	$24,525,956	$16,551,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Three Months
	Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$285,362	$315,136
Taxes	$264,030	$111,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2024. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

NetSol Technologies, Ltd. (“NetSol PK”)

NetSol Innovation (Private) Limited (“NetSol Innovation”)

NETSOL Ascent Middle East Computer Equipment Trading LLC (“Namecet”)

NetSol Technologies Thailand Limited (“NetSol Thai”)

Otoz, Inc. (“Otoz®”)

Otoz (Thailand) Limited (“Otoz® Thai”)

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance except balances maintained in China are insured for RMB 500,000 ($71,327) in each bank and in the UK for GBP 85,000 ($113,333) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of September 30, 2024, and June 30, 2024, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $22,836,207 and $18,182,002, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

The Company’s financial assets that were measured at fair value on a recurring basis as of September 30, 2024, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$866,388	$866,388
Total	$-	$-	$866,388	$866,388

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2024, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$954,029	$954,029
Total	$-	$-	$954,029	$954,029

The reconciliation from June 30, 2024 to September 30, 2024 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2024	$1,106,475	$(152,446)	$954,029
Amortization during the period	-	18,367	18,367
Transfers to short term	(206,964)	-	(206,964)
Effect of Translation Adjustment	100,744	212	100,956
Balance at September 30, 2024	$1,000,255	$(133,867)	$866,388

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

Recent Accounting Standards:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2025, and subsequent interim periods, with early adoption permitted. We are evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and decision usefulness of income tax disclosures, particularly around rate reconciliations and income taxes paid information. ASU 2023-09 is effective for our Annual Report on Form 10-K for the fiscal year ending June 30, 2026, on a prospective basis, with early adoption permitted. We are evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

September 30, 2024

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

The Company’s disaggregated revenue by category is as follows:

	For the Three Months
	Ended September 30,
	2024	2023
Core:
License	$1,229	$1,280,449
Subscription and support	8,192,471	6,512,243
Services	5,526,635	4,974,554
Total core revenue, net	13,720,335	12,767,246

Non-Core:
Services	878,163	1,474,935
Total non-core revenue, net	878,163	1,474,935

Total net revenue	$14,598,498	$14,242,181

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

The Company recognizes revenue from implementation and customization services using the percentage of estimated “person-days” that the work requires. The Company believes the level of effort to complete the services is best measured by the amount of time (measured as an employee working for one day on implementation/customization work) that is required to complete the implementation or customization work. The Company reviews its estimate of person-days required to complete implementation and customization services each reporting period.

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

September 30, 2024

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	September 30, 2024	June 30, 2024

Revenues in excess of billings	$13,609,959	$13,638,547

Unearned revenue	$6,923,112	$8,752,153

The Company’s unearned revenue reconciliation is as follows:

Unearned Revenue
Balance at June 30, 2024	$8,752,153
Invoiced	5,640,585
Revenue Recognized	(7,530,607)
Adjustments	60,981
Balance at September 30, 2024	$6,923,112

During the three months ended September 30, 2024, the Company recognized revenue of $4,172,244 that was included in the unearned revenue balance at the beginning of the period. All other activity in unearned revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Revenue allocated to the remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $27,000,000 as of September 30, 2024, of which the Company estimates to recognize approximately $19,760,000 in revenue over the next 12 months and the remainder over an estimated 3 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

September 30, 2024

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended September 30, 2024
	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$70,795	11,429,695	$0.006
Effect of dilutive securities
Stock options	-	53,059	-
Diluted income per share	$70,795	11,482,754	$0.006

	For the three months ended September 30, 2023
	Net Income	Shares	Per Share

Basic income per share:
Net income available to common shareholders	$30,890	11,345,856	$0.003
Effect of dilutive securities
Share grants	-	-	-
Diluted income per share	$30,890	11,345,856	$0.003

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The following table represents the functional currencies of the Company and its subsidiaries:

The Company and Subsidiaries	Functional Currency

NetSol Technologies, Inc.	USD
NTA	USD
Otoz	USD
NTE	British Pound
AEL	British Pound
VLSH	British Pound
VLS	British Pound
VLSIL	Euro
NetSol PK	Pakistan Rupee
Connect	Pakistan Rupee
NetSol Innovation	Pakistan Rupee
NetSol Thai	Thai Bhat
Otoz Thai	Thai Bhat
Australia	Australian Dollar
Namecet	AED
NetSol Beijing	Chinese Yuan
Tianjin	Chinese Yuan

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $46,049,023 and $45,935,616 as of September 30, 2024 and June 30, 2024, respectively. During the three months ended September 30, 2024 and 2023, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $113,407 and $436,546, respectively.

NOTE 6 – MAJOR CUSTOMERS

During the three months ended September 30, 2024, revenues from Daimler Financial Services (“DFS”) and BMW Financial (“BMW”) were $3,217,541 and $2,472,701, respectively representing 22.3% and 17.1%, respectively of revenues. During the three months ended September 30, 2023, revenues from DFS and BMW were $3,687,631 and $1,058,137, respectively representing 25.9% and 7.4%, respectively of revenues. The revenues from DFS are shown in the Asia – Pacific segment. The revenues from BMW are shown in the Asia – Pacific and North America segments.

Accounts receivable from DFS and BMW at September 30, 2024, were $478,783 and $161,788, respectively. Accounts receivable from DFS and BMW at June 30, 2024, were $538,648 and $505,875, respectively. Revenues in excess of billings at September 30, 2024, were $716,952 and $542,374, respectively. Revenues in excess of billings at June 30, 2024, were $892,109 and $1,419,997, respectively.

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	September 30, 2024	June 30, 2024

Prepaid Expenses	$1,499,275	$1,314,524
Advance Income Tax	378,489	300,368
Employee Advances	161,035	165,264
Security Deposits	207,129	199,633
Other Receivables	463,304	258,880
Other Assets	618,880	362,117
Net Balance	$3,328,112	$2,600,786

NOTE 8 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	September 30, 2024	June 30, 2024

Revenues in excess of billings - long term	$1,000,255	$1,106,475
Present value discount	(133,867)	(152,446)
Net Balance	$866,388	$954,029

Pursuant to revenue recognition for contract accounting, the Company has recorded revenues in excess of billings long-term for amounts billable after one year. During the three months ended September 30, 2024 and 2023, the Company accreted $18,367 and $6,155, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 7.3% to 17.5%, for the period ended September, 30, 2024 and June 30, 2024.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	September 30, 2024	June 30, 2024

Office Furniture and Equipment	$2,460,155	$2,352,940
Computer Equipment	8,937,643	8,679,791
Assets Under Capital Leases	161,298	154,718
Building	3,610,337	3,602,819
Land	915,479	913,473
Autos	1,681,785	1,658,961
Improvements	220,748	206,387
Subtotal	17,987,445	17,569,089
Accumulated Depreciation	(13,139,576)	(12,462,247)
Property and Equipment, Net	$4,847,869	$5,106,842

For the three months ended September 30, 2024 and 2023, depreciation expense totaled $365,997 and $404,745, respectively. Of these amounts, $228,550 and $266,942, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of September 30, 2024 and June 30, 2024:

	As of	As of
	September 30, 2024	June 30, 2024
Vehicles	$161,298	$154,718
Total	161,298	154,718
Less: Accumulated Depreciation - Net	(39,690)	(25,078)
	$121,608	$129,640

Finance lease term and discount rate were as follows:

	As of	As of
	September 30, 2024	June 30, 2024

Weighted average remaining lease term - Finance leases	2.5 Years	2.75 Years

Weighted average discount rate - Finance leases	11.3%	11.3%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

The Company reviews the impairment of ROU assets consistent with the approach applied to the Company’s other long-lived assets. The Company reviews the recoverability of long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations.

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2024	June 30, 2024
Assets
Operating lease assets, net	$1,216,835	$1,328,624

Liabilities
Current
Operating	$590,541	$608,202
Non-current
Operating	594,631	688,749
Total Lease Liabilities	$1,185,172	$1,296,951

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

The components of lease cost were as follows:

	For the Three Months
	Ended September 30,
	2024	2023

Amortization of finance lease assets	$13,877	$2,296
Interest on finance lease obligation	3,087	869
Operating lease cost	99,846	107,033
Short term lease cost	49,563	41,008
Sub lease income	(8,406)	(8,406)
Total lease cost	$157,967	$142,800

Lease term and discount rate were as follows:

	As of	As of
	September 30, 2024	June 30, 2024

Weighted average remaining lease term - Operating leases	1.79 Years	1.99 Years

Weighted average discount rate - Operating leases	4.5%	4.5%

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Three Months
	Ended September 30,
	2024	2023

Operating cash flows related to operating leases	$91,641	$61,696

Operating cash flows related to finance leases	$3,087	$869

Financing cash flows related finance leases	$5,516	$8,078

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Maturities of operating lease liabilities were as follows as of September 30, 2024:

Amount
Within year 1	$641,066
Within year 2	401,625
Within year 3	147,504
Within year 4	85,855
Within year 5	356
Total Lease Payments	1,276,406
Less: Imputed interest	(91,234)
Present Value of lease liabilities	1,185,172
Less: Current portion	(590,541)
Non-Current portion	$594,631

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and are currently on a month-by-month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three months ended September 30, 2024 and 2023, the Company received lease income of $8,406 and $8,406, respectively.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	September 30, 2024	June 30, 2024

Accounts Payable	$1,465,153	$1,426,930
Accrued Liabilities	4,264,237	4,323,662
Accrued Payroll	1,652,824	1,392,112
Accrued Payroll Taxes	176,993	215,197
Taxes Payable	639,242	634,035
Other Payable	216,341	240,406
Total	$8,414,790	$8,232,342

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

NOTE 12 – DEBTS

Notes payable and finance leases consisted of the following:

		As of September 30, 2024
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$23,706	$23,706	$-
Line of Credit	(2)	250,000	250,000	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,800,504	1,800,504	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,368,383	1,368,383	-
Loan Payable Bank - Export Refinance III	(7)	2,520,706	2,520,706	-
Sale and Leaseback Financing	(8)	44,746	39,789	4,957
Short Term Financing	(9)	427,960	427,960	-
		6,436,005	6,431,048	4,957
Subsidiary Finance Leases	(10)	100,570	12,889	87,681
		$6,536,575	$6,443,937	$92,638

		As of June 30, 2024
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$124,314	$124,314	$-
Line of Credit	(2)	-	-	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,796,558	1,796,558	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,365,384	1,365,384	-
Loan Payable Bank - Export Refinance III	(7)	2,515,181	2,515,181	-
Sale and Leaseback Financing	(8)	56,842	47,158	9,684
Short Term Financing	(9)	412,655	412,655	-
		6,270,934	6,261,250	9,684
Subsidiary Finance Leases	(10)	100,962	14,875	86,087
		$6,371,896	$6,276,125	$95,771

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 8.6% to 10.9% as of September 30, 2024 and June 30, 2024.

(2)	The Company has an uncommitted discretionary demand line of credit up to an aggregate amount of $1,000,000 with HSBC, secured by a lien on the Company’s assets. The annual interest rate was 8.25% at September 30, 2024 and 8.75% as of June 30, 2024. The total outstanding balance as of September 30, 2024 and June 30, 2024 was $250,000 and $nil, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

(3)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $400,000. The annual interest rate was 9.5% as of September 30, 2024 and June 30, 2024. The total outstanding balance as of September 30, 2024 and June 30, 2024 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of September 30, 2024, NTE was in compliance with this covenant.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 500,000,000 or $1,800,504 at September 30, 2024 and Rs. 500,000,000 or $1,796,558 at June 30, 2024. The interest rate for the loan was 14.5% and 17.5% at September 30, 2024 and June 30, 2024, respectively.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 53,000,000 or $193,014, at September 30, 2024. The balance outstanding at September 30, 2024 and June 30, 2024 was Rs. Nil. The interest rate for the loan was 18.1% at September 30, 2024 and 22.2% at June 30, 2024.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and a current ratio of 1:1. As of September 30, 2024,NetSol PK was in compliance with this covenant.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 380,000,000 or $1,368,383 and Rs. 380,000,000 or $1,365,384 at September 30, 2024 and June 30, 2024, respectively. The interest rate for the loan was 14.5% and 17.5% at September 30, 2024 and June 30, 2024, respectively.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of September 30, 2024, NetSol PK was in compliance with these covenants.

(7)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 900,000,000 or $3,240,907 and Rs. 900,000,000 or $3,233,804, at September 30, 2024 and June 30, 2024, respectively. NetSol PK used Rs. 700,000,000 or $2,520,706 and Rs. 700,000,000 or $2,515,181, at September 30, 2024 and June 30, 2024, respectively. The interest rate for the loan was 14.5% and 17.5% at September 30, 2024 and June 30, 2024, respectively.

(8)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of September 30, 2024, NetSol PK used Rs. 12,425,952 or $44,746 of which $4,957 was shown as long term and $39,789 as current. As of June 30, 2024, NetSol PK used Rs. 15,819,683 or $56,842 of which $9,684 was shown as long term and $47,158 as current. The interest rate for the loan was from 22.7% to 24.2% at September 30, 2024 and June 30, 2024.

(9)	The Company’s subsidiary, NetSol Beijing, has a one-year, short-term loan facility with Bank of China, secured by a personal guarantee from NetSol Beijing’s General Manager. The facility amount is CNY 3,000,000 or $427,960. NetSol Beijing used CNY 3,000,000 or $427,960 at September 30, 2024. NetSol Beijing used CNY 3,000,000 or $412,655, at June 30, 2024. The interest rate of the loan was 3.8% at September 30, 2024 and June 30, 2024.

(10)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2027. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three months ended September 30, 2024 and 2023.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

Following are the aggregate minimum future lease payments under finance leases as of September 30, 2024:

Amount
Minimum Lease Payments
Within year 1	$24,938
Within year 2	24,022
Within year 3	80,706
Total Minimum Lease Payments	129,666
Interest Expense relating to future periods	(29,096)
Present Value of minimum lease payments	100,570
Less: Current portion	(12,889)
Non-Current portion	$87,681

Following are the aggregate future long term debt payments as of September 30, 2024 which consists of “Sale and Leaseback Financing (7)” and “Term Finance Facility (8)”.

Amount
Loan Payments
Within year 1	$39,789
Within year 2	4,957
Total Loan Payments	44,746
Less: Current portion	(39,789)
Non-Current portion	$4,957

NOTE 13 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2024, the Company issued 13,950 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $39,750.

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# Number of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2024	-	$-
Granted	13,950	$2.85
Vested	(13,950)	$2.85
Unvested, September 30, 2024	-	$-

For the three months ended September 30, 2024 and 2023, the Company recorded compensation expense of $39,750 and $48,800, respectively. The weighted average grant date fair value is determined by the Company’s closing stock price on the grant date.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

NOTE 14 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options consisted of the following:

OPTIONS:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2024	250,000	$2.15	0.50
Granted	-	-	-	-
Exercised	(10,000)	2.15	-	-
Expired / Cancelled	-	-	-	-
Outstanding and exercisable, September 30, 2024	240,000	$2.15	0.25	$168,000

The aggregate intrinsic value at September 30, 2024 represents the difference between the Company’s closing stock price of $2.85 on September 30, 2024 and the exercise price of the in-the-money stock options.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2024.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:

$2.15	240,000	0.25	$2.15
Totals	240,000	0.25	$2.15

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

The following table presents a summary of identifiable assets as of September 30, 2024 and June 30, 2024:

	As of	As of
	September 30, 2024	June 30, 2024
Identifiable assets:
Corporate headquarters	$941,042	$808,385
North America	6,670,569	6,114,142
Europe	9,028,022	9,410,098
Asia - Pacific	46,160,026	47,853,817
Consolidated	$62,799,659	$64,186,442

The following table presents a summary of revenue streams by segment for the three months ended September 30, 2024 and 2023:

	2024				2023
	License fees	Subscription and support	Services	Total	License fees	Subscription and support	Services	Total

North America	$-	$1,262,645	$1,606,016	$2,868,661	$-	$1,124,814	$283,801	$1,408,615
Europe	1,229	892,772	1,601,285	2,495,286	4,316	713,988	1,843,729	2,562,033
Asia-Pacific	-	6,037,054	3,197,497	9,234,551	1,276,133	4,673,441	4,321,959	10,271,533
Total	$1,229	$8,192,471	$6,404,798	$14,598,498	$1,280,449	$6,512,243	$6,449,489	$14,242,181

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

The following table presents a summary of operating information for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2024	2023
Revenues from unaffiliated customers:
North America	$2,868,661	$1,408,615
Europe	2,495,286	2,562,033
Asia - Pacific	9,234,551	10,271,533
	14,598,498	14,242,181
Revenue from affiliated customers
Asia - Pacific	-	-
	-	-
Consolidated	$14,598,498	$14,242,181

Intercompany revenue
Europe	$16,558	$100,317
Asia - Pacific	3,269,344	2,620,319
Eliminated	$3,285,902	$2,720,636

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(662,058)	$(303,722)
North America	614,843	(55,947)
Europe	(522,998)	(91,884)
Asia - Pacific	787,922	742,616
Consolidated	$217,709	$291,063

Depreciation and amortization:
North America	$471	$491
Europe	59,680	62,901
Asia - Pacific	305,846	467,394
Consolidated	$365,997	$530,786

Interest expense:
Corporate headquarters	$9,392	$6,121
Europe	-	4,642
Asia - Pacific	248,827	265,254
Consolidated	$258,219	$276,017

Income tax expense:
Asia - Pacific	$229,817	$121,895
Consolidated	$229,817	$121,895

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

The following table presents a summary of capital expenditures for the three months ended September 30:

	For the Three Months
	Ended September 30,
	2024	2023
Capital expenditures:
North America	$3,841	$-
Europe	37,494	333,754
Asia - Pacific	59,402	37,876
Consolidated	$100,737	$371,630

NOTE 16 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at September 30, 2024

NetSol PK	32.38%	$5,498,409
NetSol-Innovation	32.38%	(486,522)
NAMECET	32.38%	(26,026)
NetSol Thai	0.006%	(178)
OTOZ Thai	0.66%	90,905
OTOZ	0.65%	(58,913)
Total		$5,017,675

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2024

NetSol PK	32.38%	$4,679,101
NetSol-Innovation	32.38%	137,232
NAMECET	32.38%	(21,014)
NetSol Thai	0.006%	(163)
OTOZ Thai	5.60%	(17,483)
OTOZ	5.59%	(83,255)
Total		$4,694,418

In September 2024, the Company’s subsidiary, Otoz®, repurchased 157,895 shares from one of its shareholders for $7,895, resulting in a decrease of non-controlling interest from 5.59% to 0.65%. The effective shareholding of the non-controlling interest for Otoz® Thai decreased to 0.66%.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(Unaudited)

The following schedule discloses the effect to the Company’s equity due to the changes in the Company’s ownership interest in Otoz® and Otoz® Thai.

	For the Three Months Ended September 30,
	2024	2023

Net income (loss) attributable to NetSol	$70,795	$30,890
Transfer (to) from non-controlling interest
Decrease in paid-in capital for purchase of 157,895 shares of OTOZ Inc common stock	(135,119)
Net transfer (to) from non-controlling interest	(135,119)	-
Change from net income (loss) attributable to NetSol and transfer (to) from non-controlling interest	$(64,324)	$30,890

NOTE 17– INCOME TAXES

The current tax provision is based on taxable income for the year determined in accordance with the prevailing law for taxation of income. The charge for tax on income is calculated at the current rates of taxation as applicable after considering tax credit and tax rebates available, if any. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our effective tax rate will depend on the portion of our profits earned within and outside the United States.

During the three months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $229,817 and $121,895, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended September 30, 2024. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2024, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Our website is located at https://netsoltech.com/, and our investor relations website is located at https://ir.netsoltech.com. The following filings are available through our investor relations website after we file with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders. These filings are also available for download free of charge on our investor relations website. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements and other ownership related filings. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Business Overview

NETSOL Technologies is a global leader in delivering state-of-the-art solutions for the asset finance and leasing industry, serving automotive and equipment OEMs, auto captives and financial institutions across over 30 countries. Since its inception in 1997, NETSOL has been at the cutting edge of technology, pioneering innovations with its asset finance solutions and leveraging advanced AI and cloud services to meet the complex needs of the global market.

Renowned for its deep industry expertise, customer-centric approach and commitment to excellence, NETSOL fosters strong partnerships with its clients, ensuring their success in an ever-evolving landscape. With a rich history of innovation, ethical business practices and a focus on sustainability, NETSOL is dedicated to empowering businesses worldwide, securing its position as the trusted partner for leading firms around the globe.

Our primary sources of revenues have been licensing, subscriptions, modification, enhancement and support of our suite of financial applications, under the brand name Transcend™ Finance (formerly called NFS Ascent®) for leading businesses in the global finance and leasing space.

Our clients include blue chip organizations, Dow-Jones 30 Industrials, Fortune 500 manufacturers, financial institutions, global vehicle manufacturers and enterprise technology providers, all of which are serviced by our strategically placed support and delivery locations around the globe.

We are also committed to serving Tier-2 and Tier-3 banks and financial institutions. We understand the unique challenges faced by these institutions, which is why we offer innovative cloud implementation solutions without any license fees, rapid deployments and the ability to scale. Further, our out-of-the-box, API-first products are designed to seamlessly integrate into existing systems, providing flexibility and scalability that smaller institutions often need. By prioritizing accessibility and ease of use, we empower smaller financial companies to enhance their service offerings and streamline operations, positioning ourselves as a trusted partner in their digital transformation journey.

Founded in 1997, NETSOL is headquartered in Encino, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

●	North America	Encino, California and Austin, Texas
●	Europe	London Metropolitan area, Horsham and Flintshire
●	Asia Pacific	Lahore, Karachi, Bangkok, Beijing, Tianjin, Jakarta and Sydney
●	Middle East	Dubai

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

Expertise

Our expertise in enterprise technology and financial application development has helped us emerge as a global player in the finance and leasing industry and enabled us to secure a broad footprint across the major markets of North America, Asia Pacific and Europe. The Asia Pacific region has particularly benefitted from the organic growth in the fast-developing leasing automation industry, which is still nascent as per Western standards.

Domain Experience

NETSOL is a dynamic leader and has been able to accumulate a wealth of experience in the global asset finance and leasing industry. We have built a large knowledge base which is regularly refined and updated to ensure the most up-to-date best practices and business solutions for the benefit of our clients and partners. We have a strong presence in the captive asset-finance domain. We have had continual operations for nearly three decades in Asia Pacific and Europe and over four decades in North America.

Proximity with Global and Regional Customers

We have offices across the world, located strategically to maintain close contact and proximity with our customers in various key markets. This has not only helped us strengthen our customer relationships, but also build a deeper understanding of local market dynamics. Simultaneously, we are able to extend services and support development through a combination of onsite and offsite resources. This approach has allowed us to offer blended rates to our customers by employing a unique and cost-effective global development model.

While our business model is built around the development, implementation and maintenance of our suite of financial applications, we employ the same facilities and competencies to extend our services to related segments, including but not limited to:

●	Information security
●	Digital solutions
●	AI, ML and data analytics
●	Generative AI
●	Policy and strategy
●	Emerging technologies
●	Cloud services
●	Data engineering

Our global operations are broken down into three primary regions: North America, Europe and Asia Pacific. All of the subsidiaries are seamlessly integrated to function effectively with global delivery capabilities, cross selling to multinational asset finance companies, leveraging the centralized marketing and pre-sales organization, and a network of employees connected across the globe to support local and global customers and partners.

OUR PRODUCTS AND SERVICES

Covering the complete finance and leasing lifecycle starting from quotation origination through contract settlements, our products are designed and developed for highly flexible settings and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. Our solutions empower financial institutions to effectively manage their complex lending portfolios, enabling them to thrive in hyper-competitive global markets.

Built on cutting-edge, modern technology, NETSOL’s unified Transcend™ Platform is an AI-powered digital retail and asset finance solution for automotive and equipment OEMs, auto captives, commercial lenders, dealers, brokers and financial institutions.

PRODUCTS AND SERVICES: TRANSCEND™ PLATFORM

The Transcend™ Platform, powered by NETSOL, is an AI-driven unified ecosystem that revolutionizes how assets are sold, financed and leased. Designed to automate and optimize every step - from sales to originations to servicing, Transcend™ leverages AI and ML to drive predictive insights and smarter decision-making.

Transcend™ Retail (Formerly Known as Otoz®)

We revolutionize auto and equipment retail with a fully digital, integrated platform that simplifies the entire customer journey. From online purchasing to finance approval, Transcend™ Retail (formerly known as Otoz®) offers advanced retail and mobility solutions that keep dealerships or OEMs at the cutting edge of consumer expectations.

Transcend™ Finance (Formerly Known as Ascent®)

We streamline finance and leasing operations with a comprehensive solution for originations, servicing and wholesale finance. Transcend™ Finance (formerly known as Ascent®) empowers automotive and equipment OEMs, auto captives, commercial lenders, dealers, brokers and financial institutions with end-to-end visibility and control, ensuring seamless workflows and accelerated business outcomes.

Originations

We streamline the entire origination process, from submission to approval, with advanced features such as real-time, AI-powered credit decisioning, automated deal flows and more.

Servicing

We enable financial institutions to attain real-time insights into portfolio performance, delinquencies and losses, enabling proactive portfolio management and strategic decision-making.

Wholesale finance

Our wholesale finance solution empowers customers to gain a competitive edge by automating their wholesale finance and floor planning operations effortlessly.

Transcend™ Marketplace (Formerly Known as Appex Now)

Transcend™ Marketplace (formerly known as Appex Now) offers a suite of flexible, component-based solutions that integrate seamlessly with the customer’s existing infrastructure. Transcend™ Marketplace is a modular, API-first solution that addresses every aspect of finance and leasing using tools for calculations, document generation, loan origination and lending configurations.

Flex™

Flex is an API-first, ready-to-use calculation and quotation engine. It is a one-stop solution that guarantees precise calculations at all stages of the contract lifecycle through various calculation types. All the calculations are parameter-driven, which helps perform simple, multi-dimensional or complex calculations based on the needs of a business. Flex™ has a lightning-fast onboarding process, which can take place in mere minutes.

Hubex™

Hubex™ is an API library that enables companies to standardize all their API integration procedures across multiple API services through a single integration. In addition to traditional lending companies, Hubex™ can also streamline the operations of dealerships, vendors and consultants. With a ready-to-use service, Hubex™ makes it easy for businesses to seamlessly connect with multiple APIs and achieve their desired outcomes. Pre-integrated services in the Hubex™ library include, but are not limited to, payment processing, bank account authentication, finance and insurance products, fraud check, know your customer (KYC) service, driver license verification, address validation, vehicle valuation and notification service.

Index™

Index™ is a cloud-based parameter storage that smoothly runs all of a company’s core lending operations. It is an accumulation of all the master setups, including asset catalog and inventory, programs, rates, and profiles for lenders, dealers and multiple partners, in one centralized location for all business types. Index™ can enhance delivery efficiency and program management for easy integration into all systems.

Dock™

Dock™ is an advanced document generation tool that lets a company create accurate and professional-looking documents in just seconds. With Dock™’s template-based configuration, a company can set up placeholders for data, essentially simplifying the document creation process and reducing the chance of human error. Its API-first architecture ensures scalability, making it capable of handling any document generation task, from single documents to millions, with ease.

Lane™

Lane™ offers a feature-rich, end-to-end order management system for asset leasing and loans and credit companies. Our platform covers all aspects, from conducting end-to-end sales to performing dealer and partner-related tasks and marketing-related activities. The system offers a variety of dashboards that provide vital information for dealers and partners while enabling quick order management and providing a way for users to record and submit a complete credit application for their clients.

Link™

Link is a purpose-built platform designed for brokers, lenders, dealers and borrowers to work seamlessly together. With tailored solutions that simplify applications and automate key processes, Link™ is designed to enhance customer relationships whilst making compliance effortless. This results in faster approvals, enriched customer experiences and stronger loyalty via elevated customer satisfaction.

Intermediary portals:

Broker portals

Efficiency and effectiveness are paramount for any broker. Managing disparate systems and processes can be cumbersome and time consuming, often leading to inefficiencies and missed opportunities. NETSOL offers a solution to these challenges by consolidating disparate processes into a single unified interface, revolutionizing the way a brokerage operates.

Lender portals

NETSOL’s lender-specific portals are designed to transform the lending process by enhancing risk management and driving profitability. Our advanced tools not only streamline loan origination, but also facilitate seamless communication and collaboration with the lending ecosystem. We empower a company’s lending process with intuitive and efficient lender portals designed for a seamless user experience.

Dealer portals

In the competitive automotive industry, dealers need efficient and comprehensive solutions to manage their operations effectively. NETSOL’s intermediary portals serve as digital command centers, providing dealers with a wide array of tools, resources and services to optimize every aspect of their business, from inventory management to sales and marketing.

Transcend™ Consultancy

Empowering businesses with Transcend™ Consulting Services, we offer expert guidance across critical areas like information security, data engineering and cloud services. Our team partners with businesses to create tailored solutions that drive innovation, efficiency and growth.

Transcend™ AI Labs

We are leading AI-driven innovation with our Transcend™ AI Labs, integrating advanced AI services into our product suite to solve the unique challenges of BFSI, equipment and auto OEMs and dealerships. Our tailored solutions drive industry-specific advancements, helping companies stay ahead in a competitive market.

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended September 30, 2024:

●	We renewed a support contract with one of our existing clients in China for the next 5 years that will generate over $30 million in revenues.

●	We signed a contract with an independent finance company operating in the UK, particularly across Northern Ireland and Scotland that will generate approximately $600K in revenues over the next 5 years. The client specializes in providing personal and commercial asset finance products, serving various markets including motor, agricultural, insurance premium, and leisure finance.

●	We signed contracts that are expected to generate approximately $225K in revenue from professional services for two of our customers in China.

●	We generated nearly $1.7 million in services revenues from modifications and enhancements for multiple customers across various regions.

●	We successfully went live with our wholesale platform with a leading leasing company based in the Netherlands that is primarily focused on small and medium-sized enterprises (SMEs).

●	The business effectively rebranded and repositioned its products on the Transcend™ platform. The platform is an AI-driven unified ecosystem that revolutionizes how assets are sold, financed and leased. Designed to automate and optimize every step - from sales to originations to servicing, Transcend™ leverages AI and ML to drive predictive insights and facilitate smarter decision-making.

●	The Company launched its new corporate website. The new website represents a significant leap forward in unifying our products and services under a single, cohesive platform. The new corporate website facilitates a simplified customer journey and has our design refreshed with a vibrant, modern and aesthetically appealing visuals and comes with an engaging and easy-to-understand content.

Management has identified the following material trends affecting NETSOL.

Positive trends:

●	According to PR Newswire, December 14, 2023, and the S&P Global Mobility, new vehicles sales globally are expected to reach 86 million units in 2023 for an 8.9% increase over 2022 and forecasts 2024 auto sales at 88.3 million units for a 2.8% increase over 2023.

●	The U.S. automotive sales volumes are expected to reach approximately 15.9 million units, in 2024 sales, an estimated increase of 2% compared to 2023. (S&P Global Mobility)

●	The U.S. inflation rate decreased and ended at 2.4% at September 2024. (US Inflation Rate – Trading Economics)

●	The U.S. market remains strong and resilient for NETSOL to continue investing in building local teams for its core offerings.

●	In 2024, China domestic auto sales are expected to be at approximately 31 million units, a 3% increase from 2023. (China Passenger Car Association)

●	In China, domestic electric vehicles sales are up 73% compared to August 2023. (Clean Technica 09/01/2024)

●	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $65 billion from the originally planned $46 billion, in Pakistan energy and infrastructure sectors. Last June, China authorized a new $2.3 billion loan at a discounted rate to Pakistan as a short-term loan.

●	The overall size of the mobility market in Europe and the United States is projected to increase over $425 billion combined, by 2035 or a compound CAGR of 5% from 2022. (Deloitte Global Automotive Mobility Market Simulation Tool)

●	The global automotive finance market accounted for $245 billion in 2022 and is expected to more than double by 2035 at a CAGR of 7.4% according to Precedence Research.

●	The U.S. economy grew at an annual rate of 3% for the second quarter of 2024. This report reflects the U.S. economy to be resilient despite other pressures including inflation and higher interest rates. (Associated Press August 29, 2024)

●	The Federal Reserve cut interest rates by half a point in September 2024 and another half point reduction is forecasted by December 2024.

●	The Russell index has returned an average of 14.4% during 2024.

Negative trends:

●	The conflict in Gaza has disrupted the entire Middle East region since October 7, 2023. The conflict has expanded to neighboring nations such as Syria, Lebanon and Iran. The unrest and turmoil in the region is negative for the regional business environment.

●	General economic conditions in our geographic markets; inflation, pending U.S. elections, geopolitical tensions, including trade wars, tariffs and/or sanctions in geographic areas; and global conflicts or disasters that impact the global economy or one or more sectors of the global economy.

●	Political, monetary, and economic challenges and a higher inflation rate than other regional countries impacting Pakistan exports.

●	Inflation and higher interest rates globally have greatly increased the cost of doing business, including salaries and benefits worldwide, affecting profitability.

●	War and hostility between Russia and Ukraine continue to foster global economic uncertainty.

●	The geo-political environment in South Asia will continue to influence Pakistan’s economic prospects. Pakistan’s political uncertainty has caused higher inflation with constant pressure on its currency being devalued against the US Dollar. According to a report issued by the World Bank, while marginal economic growth is expected in Pakistan, implementing an ambitious and credibly communicated economic reform plan is critical for a robust economic recovery. There is no guarantee that such reforms will be implemented. See Press Release, dated April 2, 2024, World Bank.

●	While the US-China bilateral summit in January 2024 exceeded expectations, the tensions between the two countries continue. The US and EU have placed tariffs on a range of high-tech products from China including the US placing 100% tariffs on EV vehicles and 25% tariffs on EV batteries imported from China. (Center for Strategic and International Studies June 28, 2024).

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2024 Compared to the Quarter Ended September 30, 2023

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended September 30, 2024 and 2023 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2024	%	2023	%
Net Revenues:
License fees	$1,229	0.0%	$1,280,449	9.0%
Subscription and support	8,192,471	56.1%	6,512,243	45.7%
Services	6,404,798	43.9%	6,449,489	45.3%
Total net revenues	14,598,498	100.0%	14,242,181	100.0%

Cost of revenues	8,034,386	55.0%	8,080,164	56.7%
Gross profit	6,564,112	45.0%	6,162,017	43.3%
Operating expenses:
Selling, general and administrative	6,964,321	47.7%	5,432,969	38.1%
Research and development cost	359,949	2.5%	378,419	2.7%
Total operating expenses	7,324,270	50.2%	5,811,388	40.8%

Income (loss) from operations	(760,158)	-5.2%	350,629	2.5%
Other income and (expenses)
Interest expense	(258,219)	-1.8%	(276,017)	-1.9%
Interest income	769,867	5.3%	414,718	2.9%
Gain (loss) on foreign currency exchange transactions	542,545	3.7%	(134,253)	-0.9%
Other income	153,491	1.1%	57,881	0.4%
Total other income (expenses)	1,207,684	8.3%	62,329	0.4%

Net income before income taxes	447,526	3.1%	412,958	2.9%
Income tax provision	(229,817)	-1.6%	(121,895)	-0.9%
Net income	217,709	1.5%	291,063	2.0%
Non-controlling interest	(146,914)	-1.0%	(260,173)	-1.8%
Net income attributable to NetSol	$70,795	0.5%	$30,890	0.2%

Net income per share:
Net income per common share
Basic	$0.006		$0.003
Diluted	$0.006		$0.003

Weighted average number of shares outstanding
Basic	11,429,695		11,345,856
Diluted	11,482,754		11,345,856

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

	For the Three Months				Favorable (Unfavorable) Change in	Favorable (Unfavorable) Change due to	Total Favorable (Unfavorable)
	Ended September 30,				Constant	Currency	Change as
	2024	%	2023	%	Currency	Fluctuation	Reported

Net Revenues:	$14,598,498	100.0%	$14,242,181	100.0%	$220,340	$135,977	$356,317

Cost of revenues:	8,034,386	55.0%	8,080,164	56.7%	303,414	(257,636)	45,778

Gross profit	6,564,112	45.0%	6,162,017	43.3%	523,754	(121,659)	402,095

Operating expenses:	7,324,270	50.2%	5,811,388	40.8%	(1,345,545)	(167,337)	(1,512,882)

Income (loss) from operations	$(760,158)	-5.2%	$350,629	2.5%	$(821,791)	$(288,996)	$(1,110,787)

Net revenues for the three months ended September 30, 2024 and 2023 are broken out among the segments as follows:

	2024		2023
	Revenue	%	Revenue	%

North America	$2,868,661	19.7%	$1,408,615	9.9%
Europe	2,495,286	17.1%	2,562,033	18.0%
Asia-Pacific	9,234,551	63.3%	10,271,533	72.1%
Total	$14,598,498	100.0%	$14,242,181	100.0%

Revenues

License fees

License fees for the three months ended September 30, 2024 were $1,229 compared to $1,280,449 for the three months ended September 30, 2023 reflecting a decrease of $1,279,220 with a decrease in constant currency of $1,279,251. During the three months ended September 30, 2023, we recognized approximately $1,142,000 related to the license renewal with an existing customer.

Subscription and support

Subscription and support fees for the three months ended September 30, 2024 were $8,192,471 compared to $6,512,243 for the three months ended September 30, 2023 reflecting an increase of $1,680,228 with an increase in constant currency of $1,625,032. The increase includes a one-time catch up of approximately $639,000 upon signing a new contract with an existing customer in China. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended September 30, 2024 was $6,404,798 compared to $6,449,489 for the three months ended September 30, 2023 reflecting a decrease of $44,691 with a decrease in constant currency of $147,175.

Gross Profit

The gross profit was $6,564,112, for the three months ended September 30, 2024 compared with $6,162,017 for the three months ended September 30, 2023. This is an increase of $402,095 with an increase in constant currency of $523,754. The gross profit percentage for the three months ended September 30, 2024 also increased to 45.0% from 43.3% for the three months ended September 30, 2023. The cost of sales was $8,034,386 for the three months ended September 30, 2024 compared to $8,080,164 for the three months ended September 30, 2023 for a decrease of $45,778 and on a constant currency basis a decrease of $303,414. As a percentage of sales, cost of sales decreased from 56.7% for the three months ended September 30, 2023 to 55.0% for the three months ended September 30, 2024.

Salaries and consultant fees increased by $245,591 from $5,958,143 for the three months ended September 30, 2023 to $6,203,734 for the three months ended September 30, 2024 and on a constant currency basis increased by $48,406. The increase is due to annual salary raises. As a percentage of sales, salaries and consultant expense increased from 41.8% for the three months ended September 30, 2023 to 42.5% for the three months ended September 30, 2024.

Travel expenses were $570,862 for the three months ended September 30, 2024 compared to $660,367 for the three months ended September 30, 2023 for a decrease of $89,505 with a decrease in constant currency of $104,248. As a percentage of sales, travel expense decreased from 4.6% for the three months ended September 30, 2023 to 3.9% for the three months ended September 30, 2024.

Depreciation and amortization expense decreased to $228,550 compared to $392,983 for the three months ended September 30, 2023 or a decrease of $164,433 and on a constant currency basis a decrease of $173,914.

Other costs decreased to $1,031,240 for the three months ended September 30, 2024 compared to $1,068,671 for the three months ended September 30, 2023 or a decrease of $37,431 and on a constant currency basis a decrease of $73,658.

Operating Expenses

Operating expenses were $7,324,270 for the three months ended September 30, 2024 compared to $5,811,388, for the three months ended September 30, 2023 for an increase of $1,512,882 and on a constant currency basis an increase of $1,345,545. As a percentage of sales, it increased from 40.8% to 50.2%. The increase in operating expenses was primarily due to increases in selling and marketing expenses, salaries and wages, professional services, provision for doubtful accounts, and other general and administrative expenses.

Selling expenses were $2,292,199 for the three months ended September 30, 2024 compared to $1,708,865, for the three months ended September 30, 2023 for an increase of $583,334 and on a constant currency basis an increase of $535,603. The increase is mainly due to increases is salaries and consultants of approximately $434,000, due to annual raises and the hiring of additional marketing personnel. Other marketing expenses increased by approximately $110,000 due to the increase in marketing events.

General and administrative expenses were $4,534,675 for the three months ended September 30, 2024 compared to $3,586,301 for the three months ended September 30, 2023 or an increase of $948,374 and on a constant currency basis an increase of $848,669. During the three months ended September 30, 2024, salaries increased by approximately $439,044 and increased $385,664 on a constant currency basis, and other general and administrative expenses increased approximately $99,770 or increased by $69,090 on a constant currency basis.

Research and development cost was $359,949 for the three months ended September 30, 2024 compared to $378,419, for the three months ended September 30, 2023 for a decrease of $18,470 and on a constant currency basis a decrease of $33,790.

Income/Loss from Operations

Loss from operations was $760,158 for the three months ended September 30, 2024 compared to income from operations of $350,629 for the three months ended September 30, 2023. This represents an increase in loss of $1,110,787 with an increase in loss of $821,791 on a constant currency basis for the three months ended September 30, 2024 compared with the three months ended September 30, 2023. As a percentage of sales, loss from operations was 5.2% for the three months ended September 30, 2024 compared to income from operations of 2.5% for the three months ended September 30, 2023.

Other Income and Expense

Other income was $1,207,684 for the three months ended September 30, 2024 compared to $62,329 for the three months ended September 30, 2023. This represents an increase of $1,145,355 with an increase of $1,095,873 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions and interest income. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended September 30, 2024, we recognized a gain of $542,545 in foreign currency exchange transactions compared to a loss of $134,253 for the three months ended September 30, 2023. During the three months ended September 30, 2024, the value of the U.S. dollar decreased 0.2% and the Euro increased 3.9%, compared to the PKR. During the three months ended September 30, 2023, the value of the U.S. dollar increased 0.2% and the Euro decreased 2.6%, compared to the PKR. During the three months ended September 30, 2024, interest income was $769,867 compared to $414,718 for the three months ended September 30, 2023, for an increase of $355,149 and on constant currency basis an increase of $322,401.

Non-controlling Interest

For the three months ended September 30, 2024, the net income attributable to non-controlling interest was $146,914, compared to $260,173 for the three months ended September 30, 2023. The decrease in non-controlling interest is primarily due to the increase in net loss of NetSol Innovation.

Net income (loss) attributable to NetSol

The net income was $70,795 for the three months ended September 30, 2024 compared to $30,890 for the three months ended September 30, 2023. This is an increase in income of $39,905 with an increase of $153,796 on a constant currency basis, compared to the prior year. For the three months ended September 30, 2024, net income per share was $0.006 for basic and diluted shares compared to net income per share of $0.003 for basic and diluted shares for the three months ended September 30, 2023.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three months ended September 30, 2024 and 2023 are as follows:

	For the Three Months
	Ended September 30,
	2024	2023

Net Income (loss) attributable to NetSol	$70,795	$30,890
Non-controlling interest	146,914	260,173
Income taxes	229,817	121,895
Depreciation and amortization	365,997	530,786
Interest expense	258,219	276,017
Interest (income)	(769,867)	(414,718)
EBITDA	$301,875	$805,043
Add back:
Non-cash stock-based compensation	47,779	60,354
Adjusted EBITDA, gross	$349,654	$865,397
Less non-controlling interest (a)	(145,781)	(399,440)
Adjusted EBITDA, net	$203,873	$465,957

Weighted Average number of shares outstanding
Basic	11,429,695	11,345,856
Diluted	11,482,754	11,345,856

Basic adjusted EBITDA	$0.02	$0.04
Diluted adjusted EBITDA	$0.02	$0.04

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$146,914	$260,173
Income Taxes	70,587	36,377
Depreciation and amortization	89,135	141,351
Interest expense	79,192	85,889
Interest (income)	(242,647)	(128,091)
EBITDA	$143,181	$395,699
Add back:
Non-cash stock-based compensation	2,600	3,741
Adjusted EBITDA of non-controlling interest	$145,781	$399,440

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $24,525,956 at September 30, 2024, compared to $19,127,165 at June 30, 2024.

Net cash provided by operating activities was $5,517,745 for the three months ended September 30, 2024 compared to $1,663,619 for the three months ended September 30, 2023. At September 30, 2024, we had current assets of $46,533,702 and current liabilities of $22,372,380. We had accounts receivable of $5,936,063 at September 30, 2024 compared to $13,049,614 at June 30, 2024. We had revenues in excess of billings of $13,609,959 at September 30, 2024 compared to $13,638,547 at June 30, 2024 of which $866,388 and $954,029 is shown as long term as of September 30, 2024 and June 30, 2024, respectively. The long-term portion was discounted by $133,867 and $152,446 at September 30, 2024 and June 30, 2024, respectively, using the discounted cash flow method with interest rates ranging from 7.3% to 17.5%. During the three months ended September 30, 2024, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $7,142,139 from $26,688,161 at June 30, 2024 to $19,546,022 at September 30, 2024. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $8,414,790 and $6,443,937, respectively at September 30, 2024. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $8,232,342 and $6,276,125, respectively, at June 30, 2024.

The average days sales outstanding for the three months ended September 30, 2024 and 2023 were 150 and 144 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $108,632 for the three months ended September 30, 2024, compared to $370,400 for the three months ended September 30, 2023. We had purchases of property and equipment of $100,737 compared to $371,630 for the three months ended September 30, 2023.

Net cash provided by financing activities was $153,189 for the three months ended September 30, 2024, compared to net cash used in financing activities of $44,474 for the three months ended September 30, 2023. During the three months ended September 30, 2024, we had net payments for bank loans and finance leases of $118,311 compared to $44,474 for the three months ended September 30, 2023. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 12 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of September 30, 2024, we had approximately $24.5 million of cash, cash equivalents and marketable securities of which approximately $22.8 million is held by our foreign subsidiaries. As of June 30, 2024, we had approximately $19.1 million of cash, cash equivalents and marketable securities of which approximately $18.2 million is held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($400,000) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($1,800,504) and a running finance facility of Rupees 53 million ($193,014). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 900 million ($3,240,907). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($1,368,383) from Samba Bank Limited. During the loan tenure, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

As of the date of this report, we are in compliance with the financial covenants associated with our borrowings. The maturity dates of the borrowings of respective subsidiaries may accelerate if they do not comply with these covenants. In case of any change in control in subsidiaries, they may have to repay their respective credit facilities.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

NA

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on September 30, 2024. Any of such factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

NETSOL TECHNOLOGIES, INC.

Date:	November 13, 2024	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	November 13, 2024	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 46