Form 10-Q
period 2024-12-31
NETSOL TECHNOLOGIES INC
filed 2025-02-13
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

Yes ☐ No ☒

The issuer had 12,609,046 shares issued and 11,670,015 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of February 5, 2025.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$21,270,642	$19,127,165
Accounts receivable, net of allowance of $17,028 and $398,809	7,829,823	13,049,614
Revenues in excess of billings, net of allowance of $595,875 and $116,148	10,661,549	12,684,518
Other current assets	3,191,378	2,600,786
Total current assets	42,953,392	47,462,083
Revenues in excess of billings, net - long term	777,428	954,029
Property and equipment, net	4,934,498	5,106,842
Right of use assets - operating leases	1,069,948	1,328,624
Other assets	32,339	32,340
Intangible assets, net	-	-
Goodwill	9,302,524	9,302,524
Total assets	$59,070,129	$64,186,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,332,560	$8,232,342
Current portion of loans and obligations under finance leases	8,784,232	6,276,125
Current portion of operating lease obligations	518,075	608,202
Unearned revenue	3,320,286	8,752,153
Total current liabilities	19,955,153	23,868,822
Loans and obligations under finance leases; less current maturities	86,951	95,771
Operating lease obligations; less current maturities	512,062	688,749
Total liabilities	20,554,166	24,653,342

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,589,046 shares issued and 11,650,015 outstanding as of December 31, 2024 , 12,359,922 shares issued and 11,420,891 outstanding as of June 30, 2024	125,894	123,602
Additional paid-in-capital	129,194,697	128,783,865
Treasury stock (at cost, 939,031 shares as of December 31, 2024 and June 30, 2024)	(3,920,856)	(3,920,856)
Accumulated deficit	(45,288,560)	(44,212,313)
Other comprehensive loss	(46,187,766)	(45,935,616)
Total NetSol stockholders’ equity	33,923,409	34,838,682
Non-controlling interest	4,592,554	4,694,418
Total stockholders’ equity	38,515,963	39,533,100
Total liabilities and stockholders’ equity	$59,070,129	$64,186,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Net Revenues:
License fees	$72,688	$2,990,453	$73,917	$4,270,902
Subscription and support	8,642,629	6,827,781	16,835,100	13,340,024
Services	6,821,344	5,419,707	13,226,142	11,869,196
Total net revenues	15,536,661	15,237,941	30,135,159	29,480,122

Cost of revenues	8,616,320	8,062,204	16,650,706	16,142,368
Gross profit	6,920,341	7,175,737	13,484,453	13,337,754

Operating expenses:
Selling, general and administrative	7,073,622	5,807,494	14,037,943	11,240,463
Research and development cost	333,669	341,411	693,618	719,830
Total operating expenses	7,407,291	6,148,905	14,731,561	11,960,293

Income (loss) from operations	(486,950)	1,026,832	(1,247,108)	1,377,461

Other income and (expenses)
Interest expense	(236,386)	(290,322)	(494,605)	(566,339)
Interest income	529,072	468,280	1,298,939	882,998
Gain (loss) on foreign currency exchange transactions	(698,392)	(14,617)	(155,847)	(148,870)
Other income	38,064	(57,305)	191,555	576
Total other income (expenses)	(367,642)	106,036	840,042	168,365

Net income before income taxes	(854,592)	1,132,868	(407,066)	1,545,826
Income tax provision	(331,614)	(150,053)	(561,431)	(271,948)
Net income	(1,186,206)	982,815	(968,497)	1,273,878
Non-controlling interest	39,164	(574,499)	(107,750)	(834,672)
Net income attributable to NetSol	$(1,147,042)	$408,316	$(1,076,247)	$439,206

Net income per share:
Net income per common share
Basic	$(0.10)	$0.04	$(0.09)	$0.04
Diluted	$(0.10)	$0.04	$(0.09)	$0.04

Weighted average number of shares outstanding
Basic	11,484,298	11,372,819	11,456,996	11,359,338
Diluted	11,484,298	11,372,819	11,456,996	11,359,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Net income	$(1,147,042)	$408,316	$(1,076,247)	$439,206
Other comprehensive income (loss):
Translation adjustment	(185,914)	840,165	(258,097)	370,116
Translation adjustment attributable to non-controlling interest	47,171	(298,772)	5,947	(265,269)
Net translation adjustment	(138,743)	541,393	(252,150)	104,847
Comprehensive income (loss) attributable to NetSol	$(1,285,785)	$949,709	$(1,328,397)	$544,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended December 31, 2024 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2024	12,383,872	$123,842	$128,709,890	$(3,920,856)	$(44,141,518)	$(46,049,023)	$5,017,675	$39,740,010
Exercise of common stock options	190,000	1,900	406,600	-	-	-	-	408,500
Common stock issued for: Services	15,174	152	39,598	-	-	-	-	39,750
Fair value of subsidiary options issued	-	-	7,605	-	-	-	-	7,605
Acquisition of non-controlling interest in subsidiary	-	-	31,004	-	-	-	(31,987)	(983)
Dividend to non-controlling interest	-	-	-	-	-	-	(306,799)	(306,799)
Foreign currency translation adjustment	-	-	-	-	-	(138,743)	(47,171)	(185,914)
Net income (loss) for the year	-	-	-	-	(1,147,042)	-	(39,164)	(1,186,206)
Balance at December 31, 2024	12,589,046	$125,894	$129,194,697	$(3,920,856)	$(45,288,560)	$(46,187,766)	$4,592,554	$38,515,963

A statement of the changes in equity for the three months ended September 30, 2024 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2024	12,359,922	$123,602	$128,783,865	$(3,920,856)	$(44,212,313)	$(45,935,616)	$4,694,418	$39,533,100
Exercise of common stock options	10,000	100	21,400	-	-	-	-	21,500
Common stock issued for: Services	13,950	140	39,610	-	-	-	-	39,750
Fair value of subsidiary options issued			8,029	-	-	-	-	8,029
Acquisition of non-controlling interest in subsidiary	-	-	(143,014)	-	-	-	135,119	(7,895)
Foreign currency translation adjustment	-	-	-	-	-	(113,407)	41,224	(72,183)
Net income (loss) for the year	-	-	-	-	70,795	-	146,914	217,709
Balance at September 30, 2024	12,383,872	$123,842	$128,709,890	$(3,920,856)	$(44,141,518)	$(46,049,023)	$5,017,675	$39,740,010

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended December 31, 2023 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2023	12,311,850	$123,120	$128,536,132	$(3,920,856)	$(44,865,296)	$(46,411,702)	$3,201,723	$36,663,121
Common stock issued for: Services	18,069	181	39,569	-	-	-	-	39,750
Fair value of subsidiary options issued	-	-	11,683	-	-	-	-	11,683
Foreign currency translation adjustment	-	-	-	-	-	541,393	298,772	840,165
Net income (loss) for the year	-	-	-	-	408,316	-	574,499	982,815
Balance at December 31, 2023	12,329,919	$123,301	$128,587,384	$(3,920,856)	$(44,456,980)	$(45,870,309)	$4,074,994	$38,537,534

A statement of the changes in equity for the three months ended September 30, 2023 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2023	12,284,887	$122,850	$128,476,048	$(3,920,856)	$(44,896,186)	$(45,975,156)	$2,975,053	$36,781,753
Common stock issued for: Services	26,963	270	48,530	-	-	-	-	48,800
Fair value of subsidiary options issued			11,554	-	-	-	-	11,554
Foreign currency translation adjustment	-	-	-	-	-	(436,546)	(33,503)	(470,049)
Net income (loss) for the year			-	-	30,890	-	260,173	291,063
Balance at September 30, 2023	12,311,850	$123,120	$128,536,132	$(3,920,856)	$(44,865,296)	$(46,411,702)	$3,201,723	$36,663,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(968,497)	$1,273,878
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	738,582	959,949
Provision (reversal) for bad debts	475,172	29,191
Gain on sale of assets	(25,084)	(98)
Stock based compensation	95,134	111,787
Changes in operating assets and liabilities:
Accounts receivable	4,405,610	5,722,791
Revenues in excess of billing	2,688,774	(4,239,762)
Other current assets	(170,856)	329,171
Accounts payable and accrued expenses	(878,148)	72,501
Unearned revenue	(5,990,971)	(3,654,724)
Net cash provided by operating activities	369,716	604,684

Cash flows from investing activities:
Purchases of property and equipment	(568,134)	(570,584)
Sales of property and equipment	45,535	1,248
Purchase of subsidiary shares	(8,878)	-
Net cash used in investing activities	(531,477)	(569,336)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	430,000	-
Dividend paid by subsidiary to non-controlling interest	(306,799)	-
Proceeds from bank loans	2,676,932	135,123
Payments on finance lease obligations and loans - net	(162,370)	(162,482)
Net cash provided by (used in) financing activities	2,637,763	(27,359)
Effect of exchange rate changes	(332,525)	118,273
Net increase (decrease) in cash and cash equivalents	2,143,477	126,262
Cash and cash equivalents at beginning of the period	19,127,165	15,533,254
Cash and cash equivalents at end of period	$21,270,642	$15,659,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Six Months
	Ended December 31,
	2024	2023
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$503,375	$670,330
Taxes	$942,413	$342,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company is a business services and asset finance solutions provider that designs, develops, markets, and exports proprietary software products to customers in the automobile financing and leasing, banking, and financial services industries worldwide. The Company also provides system integration, consulting, and IT products and services in exchange for fees from customers.

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

 Otoz, Inc. (“Otoz®”)

Majority-owned Subsidiaries

NetSol Technologies, Ltd. (“NetSol PK”)

NetSol Innovation (Private) Limited (“NetSol Innovation”)

NETSOL Ascent Middle East Computer Equipment Trading LLC (“Namecet”)

NetSol Technologies Thailand Limited (“NetSol Thai”)

Otoz (Thailand) Limited (“Otoz® Thai”)

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance except balances maintained in China are insured for RMB 500,000 ($68,493) in each bank and in the UK for GBP 85,000 ($106,250) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of December 31, 2024, and June 30, 2024, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $20,027,837 and $18,182,002, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

The Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2024, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$777,428	$777,428
Total	$-	$-	$777,428	$777,428

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2024, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$954,029	$954,029
Total	$-	$-	$954,029	$954,029

The reconciliation from June 30, 2024 to December 31, 2024 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2024	$1,106,475	$(152,446)	$954,029
Amortization during the period	-	36,734	36,734
Transfers to short term	(206,964)	-	(206,964)
Effect of Translation Adjustment	(6,957)	586	(6,371)
Balance at December 31, 2024	$892,554	$(115,126)	$777,428

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

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

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – REVENUE RECOGNITION

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

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

Professional Services

Revenue from professional services is typically comprised of implementation, development, data migration, training, or other consulting services. Consulting services are generally sold on a time-and-materials or fixed fee basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. The Company recognizes revenue for time-and-materials arrangements as the services are performed. In fixed fee arrangements, revenue is recognized as services are performed as measured by costs incurred to date, compared to total estimated costs to complete the services project. Management applies judgment when estimating project status and the costs necessary to complete the services projects. Several internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Services are generally invoiced upon milestones in the contract or upon consumption of the hourly resources and payments are typically due 30 days after invoice.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

The Company’s disaggregated revenue by category is as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Core:
License	$72,688	$2,990,453	$73,917	$4,270,902
Subscription and support	8,642,629	6,827,781	16,835,100	13,340,024
Services	5,872,590	4,114,077	11,399,225	9,088,631
Total core revenue, net	14,587,907	13,932,311	28,308,242	26,699,557

Non-Core:
Services	948,754	1,305,630	1,826,917	2,780,565
Total non-core revenue, net	948,754	1,305,630	1,826,917	2,780,565

Total net revenue	$15,536,661	$15,237,941	$30,135,159	$29,480,122

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

Revenue is recognized over time for the Company’s subscription, post contract support and fixed fee professional services that are separate performance obligations. For the Company’s professional services, revenue is recognized over time, generally using costs incurred or hours expended to measure progress. Judgment is required in estimating project status and the costs necessary to complete projects. Several internal and external factors can affect these estimates, including labor rates, utilization, specification variances and testing requirement changes.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	December 31, 2024	June 30, 2024

Revenues in excess of billings	$11,438,977	$13,638,547

Unearned revenue	$3,320,286	$8,752,153

The Company’s unearned revenue reconciliation is as follows:

Unearned Revenue
Balance at June 30, 2024	$8,752,153
Invoiced	9,309,191
Revenue Recognized	(14,644,315)
Adjustments	(96,743)
Balance at December 31, 2024	$3,320,286

During the three and six months ended December 31, 2024, the Company recognized revenue of $3,514,159 and $7,686,403 that was included in the unearned revenue balance at the beginning of the period. All other activity in unearned revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

Revenue allocated to the remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $20,000,000 as of December 31, 2024, of which the Company estimates to recognize approximately $17,000,000 in revenue over the next 12 months and the remainder over an estimated 3 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control.  In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under Topic 606 that impact timing of revenue recognition and the Company’s disclosures. The Company has applied the following practical expedients:

•	The Company does not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of the promised items to the customer.

•	The Company generally expenses sales commissions and sales agent fees when incurred when the amortization period would have been one year or less or the commissions are based on cashed received. These costs are recorded within sales and marketing expense in the Consolidated Statement of Operations.

•	The Company does not disclose the value of unsatisfied performance obligations for contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed (applies to time-and-material engagements).

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

December 31, 2024

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended December 31, 2024			For the six months ended December 31, 2024
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic loss per share:
Net loss	$(1,147,042)	11,484,298	$(0.10)	$(1,076,247)	11,456,996	$(0.09)
Effect of dilutive securities
Stock options	-	-	-	-	-	-
Diluted loss per share	$(1,147,042)	11,484,298	$(0.10)	$(1,076,247)	11,456,996	$(0.09)

	For the three months ended December 31, 2023			For the six months ended December 31, 2023
	Net Income	Shares	Per Share	Net Income	Shares	Per Share

Basic income per share:
Net income	$408,316	11,372,819	$0.04	$439,206	11,359,338	$0.04
Effect of dilutive securities
Stock options	-	-	-	-	-	-
Diluted income per share	$408,316	11,372,819	$0.04	$439,206	11,359,338	$0.04

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The following table represents the functional currencies of the Company and its subsidiaries:

The Company and Subsidiaries	Functional Currency

NetSol Technologies, Inc.	USD
NTA	USD
Otoz	USD
NTE	British Pound
AEL	British Pound
VLSH	British Pound
VLS	British Pound
VLSIL	Euro
NetSol PK	Pakistan Rupee
Connect	Pakistan Rupee
NetSol Innovation	Pakistan Rupee
NetSol Thai	Thai Bhat
Otoz Thai	Thai Bhat
Australia	Australian Dollar
Namecet	AED
NetSol Beijing	Chinese Yuan
Tianjin	Chinese Yuan

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $46,187,766 and $45,935,616 as of December 31, 2024 and June 30, 2024, respectively. During the three and six months ended December 31, 2024, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $138,743 and $252,150, respectively. During the three and six months ended December 31, 2023, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation gain attributable to NetSol of $541,393 and $104,847, respectively.

NOTE 6 – MAJOR CUSTOMERS

During the three and six months ended December 31, 2024, revenues from Daimler Financial Services (“DFS”) were $3,042,849 and $6,260,390, respectively representing 19.6% and 20.8%, respectively of revenues. During the three and six months ended December 31, 2024, revenues from BMW Financial (“BMW”) were $3,116,086 and $5,588,787, respectively representing 20.1% and 18.5%, respectively of revenues. During the three and six months ended December 31, 2023, revenues from DFS were $3,945,061 and $7,632,692, representing 25.9% of revenues. During the three and six months ended December 31, 2023, revenues from BMW were $699,966 and $1,109,955, respectively representing 4.6% and 6.0%, respectively of revenues. The revenues from DFS are shown in the Asia – Pacific segment. The revenues from BMW are shown in the Asia – Pacific and North America segments.

Accounts receivable from DFS and BMW at December 31, 2024, were $368,862 and $107,716, respectively. Accounts receivable from DFS and BMW at June 30, 2024, were $538,648 and $505,875, respectively. Revenues in excess of billings at December 31, 2024, were $761,367 and $1,375,671, respectively. Revenues in excess of billings at June 30, 2024, were $892,109 and $1,419,997, respectively.

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	December 31, 2024	June 30, 2024

Prepaid Expenses	$1,554,542	$1,314,524
Advance Income Tax	361,010	300,368
Employee Advances	209,650	165,264
Security Deposits	157,548	199,633
Other Receivables	553,283	258,880
Other Assets	355,345	362,117
Net Balance	$3,191,378	$2,600,786

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

NOTE 8 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	December 31, 2024	June 30, 2024

Revenues in excess of billings - long term	$892,554	$1,106,475
Present value discount	(115,126)	(152,446)
Net Balance	$777,428	$954,029

Pursuant to revenue recognition for contract accounting, the Company has recorded revenues in excess of billings long-term for amounts billable after one year. During the three and six months ended December 31, 2024, the Company accreted $18,367 and $36,734, respectively, which was recorded in interest income for that period. During the three and six months ended December 31, 2023, the Company accreted $12,309 and $18,464, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 7.3% to 17.5%, for the period ended December 31, 2024 and June 30, 2024.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	December 31, 2024	June 30, 2024

Office Furniture and Equipment	$2,377,621	$2,352,940
Computer Equipment	9,156,088	8,679,791
Assets Under Capital Leases	133,897	154,718
Building	3,597,784	3,602,819
Land	912,129	913,473
Autos	1,594,928	1,658,961
Improvements	212,897	206,387
Subtotal	17,985,344	17,569,089
Accumulated Depreciation	(13,050,846)	(12,462,247)
Property and Equipment, Net	$4,934,498	$5,106,842

For the three and six months ended December 31, 2024 and 2023, depreciation expense totaled $372,585 and $738,582, respectively. Of these amounts, $237,882 and $466,432, respectively, are reflected in cost of revenues. For the three and six months ended December 31, 2023, depreciation expense totaled $429,163 and $833,908, respectively. Of these amounts, $264,374 and $531,316, respectively, are reflected in cost of revenues.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

Following is a summary of fixed assets held under finance leases as of December 31, 2024 and June 30, 2024:

	As of	As of
	December 31, 2024	June 30, 2024
Vehicles	$133,897	$154,718
Total	133,897	154,718
Less: Accumulated Depreciation - Net	(27,478)	(25,078)
	$106,419	$129,640

Finance lease term and discount rate were as follows:

	As of	As of
	December 31, 2024	June 30, 2024

Weighted average remaining lease term - Finance leases	2.25 Years	2.75 Years

Weighted average discount rate - Finance leases	11.3%	11.3%

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2024	June 30, 2024
Assets
Operating lease assets, net	$1,069,948	$1,328,624

Liabilities
Current
Operating	$518,075	$608,202
Non-current
Operating	512,062	688,749
Total Lease Liabilities	$1,030,137	$1,296,951

The components of lease cost were as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023

Amortization of finance lease assets	$7,720	$2,365	$21,597	$4,661
Interest on finance lease obligation	2,907	770	5,994	1,639
Operating lease cost	98,492	98,309	198,338	205,342
Short term lease cost	60,477	40,216	110,040	81,224
Sub lease income	(8,514)	(8,199)	(16,920)	(16,605)
Total lease cost	$161,082	$133,461	$319,049	$276,261

Lease term and discount rate were as follows:

	As of	As of
	December 31, 2024	June 30, 2024

Weighted average remaining lease term - Operating leases	1.59 Years	1.99 Years

Weighted average discount rate - Operating leases	4.5%	4.5%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Six Months
	Ended December 31,
	2024	2023

Operating cash flows related to operating leases	$185,514	$140,514

Operating cash flows related to finance leases	$5,994	$1,638

Financing cash flows related finance leases	$9,296	$16,424

Maturities of operating lease liabilities were as follows as of December 31, 2024:

Amount
Within year 1	$559,279
Within year 2	367,204
Within year 3	127,730
Within year 4	53,837
Within year 5	237
Total Lease Payments	1,108,287
Less: Imputed interest	(78,150)
Present Value of lease liabilities	1,030,137
Less: Current portion	(518,075)
Non-Current portion	$512,062

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and are currently on a month-by-month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three and six months ended December 31, 2024, the Company received lease income of $8,514 and $16,920, respectively. For the three and six months ended December 31, 2023, the Company received lease income of $8,199 and $16,605, respectively.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	December 31, 2024	June 30, 2024

Accounts Payable	$969,495	$1,426,930
Accrued Liabilities	4,333,709	4,323,662
Accrued Payroll	1,336,128	1,392,112
Accrued Payroll Taxes	191,462	215,197
Taxes Payable	267,422	634,035
Other Payable	234,344	240,406
Total	$7,332,560	$8,232,342

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

NOTE 12 – DEBTS

Notes payable and finance leases consisted of the following:

		As of December 31, 2024
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$102,626	$102,626	$-
Line of Credit	(2)	405,000	405,000	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,793,915	1,793,915	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,363,375	1,363,375	-
Loan Payable Bank - Export Refinance III	(7)	4,664,180	4,664,180	-
Sale and Leaseback Financing	(8)	31,589	31,589	-
Short Term Financing	(9)	410,959	410,959	-
		8,771,644	8,771,644	-
Subsidiary Finance Leases	(10)	99,539	12,588	86,951
		$8,871,183	$8,784,232	$86,951

		As of June 30, 2024
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$124,314	$124,314	$-
Line of Credit	(2)	-	-	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,796,558	1,796,558	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,365,384	1,365,384	-
Loan Payable Bank - Export Refinance III	(7)	2,515,181	2,515,181	-
Sale and Leaseback Financing	(8)	56,842	47,158	9,684
Short Term Financing	(9)	412,655	412,655	-
		6,270,934	6,261,250	9,684
Subsidiary Finance Leases	(10)	100,962	14,875	86,087
		$6,371,896	$6,276,125	$95,771

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 8.6% to 10.9% as of December 31, 2024 and June 30, 2024.

(2)	The Company has an uncommitted discretionary demand line of credit up to an aggregate amount of $1,000,000 with HSBC, secured by a lien on the Company’s assets. The annual interest rate was 8.25% at December 31, 2024 and 8.75% as of June 30, 2024. The total outstanding balance as of December 31, 2024 and June 30, 2024 was $405,000 and $nil, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

(3)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $375,000. The annual interest rate was 9.5% as of December 31, 2024 and June 30, 2024. The total outstanding balance as of December 31, 2024 and June 30, 2024 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of December 31, 2024, NTE was in compliance with this covenant.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 500,000,000 or $1,793,915 at December 31, 2024 and Rs. 500,000,000 or $1,796,558 at June 30, 2024. The interest rate for the loan was 10.0% and 17.5% at December 31, 2024 and June 30, 2024, respectively.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 3,550,937 or $12,740, at December 31, 2024. The balance outstanding at December 31, 2024 and June 30, 2024 was Rs. Nil. The interest rate for the loan was 14.1% at December 31, 2024 and 22.2% at June 30, 2024.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and a current ratio of 1:1. As of December 31, 2024, NetSol PK was in compliance with this covenant.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 380,000,000 or $1,363,375 and Rs. 380,000,000 or $1,365,384 at December 31, 2024 and June 30, 2024, respectively. The interest rate for the loan was 10.0% and 17.5% at December 31, 2024 and June 30, 2024, respectively.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of December 31, 2024, NetSol PK was in compliance with these covenants.

(7)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 1,300,000,000 or $4,664,180 and Rs. 900,000,000 or $3,233,804, at December 31, 2024 and June 30, 2024, respectively. NetSol PK used Rs. 1,300,000,000 or $4,664,180 and Rs. 700,000,000 or $2,515,181, at December 31, 2024 and June 30, 2024, respectively. The interest rate for the loan was 10.0% and 17.5% at December 31, 2024 and June 30, 2024, respectively.

(8)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of December 31, 2024, NetSol PK used Rs. 8,804,426 or $31,589 which was shown as current. As of June 30, 2024, NetSol PK used Rs. 15,819,683 or $56,842 of which $9,684 was shown as long term and $47,158 as current. The interest rate for the loan was from 22.7% to 24.2% at December 31, 2024 and June 30, 2024.

(9)	The Company’s subsidiary, NetSol Beijing, has a one year, short-term loan facility with Bank of China, secured by a personal guarantee from NetSol Beijing’s General Manager. The facility amount is CNY 3,000,000 or $410,959. NetSol Beijing used CNY 3,000,000 or $410,959 at December 31, 2024. NetSol Beijing used CNY 3,000,000 or $412,655, at June 30, 2024. The interest rate of the loan was 3.8% at December 31, 2024 and June 30, 2024.

(10)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2027. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three months ended December 31, 2024 and 2023.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

Following are the aggregate minimum future lease payments under finance leases as of December 31, 2024:

Amount
Minimum Lease Payments
Within year 1	$25,403
Within year 2	25,403
Within year 3	77,567
Total Minimum Lease Payments	128,373
Interest Expense relating to future periods	(28,834)
Present Value of minimum lease payments	99,539
Less: Current portion	(12,588)
Non-Current portion	$86,951

Following are the aggregate future long term debt payments as of December 31, 2024 which consists of “Sale and Leaseback Financing (8)”.

Amount
Loan Payments
Within year 1	$30,754
Within year 2	835
Total Loan Payments	31,589
Less: Current portion	(31,589)
Non-Current portion	$-

NOTE 13 - STOCKHOLDERS’ EQUITY

During the three and six months ended December 31, 2024, the Company issued 15,174 and 29,124 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $39,750 and $79,500, respectively.

During the three and six months ended December 31, 2024, the employees of the Company exercised 190,000 and 200,000 options of common stock with an exercise price of $2.15 per share for cash proceeds of $430,000.

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# Number of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2024	-	$-
Granted	29,124	$2.73
Vested	(29,124)	$2.73
Unvested, December 31, 2024	-	$-

For the three and six months ended December 31, 2024, the Company recorded compensation expense of $39,750 and $79,500, respectively. For the three and six months ended December 31, 2023, the Company recorded compensation expense of $39,750 and $88,550, respectively. The weighted average grant date fair value is determined by the Company’s closing stock price on the grant date.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

NOTE 14 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options consisted of the following:

OPTIONS:
	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2024	250,000	$2.15	0.50
Granted	-	-	-	-
Exercised	(200,000)	2.15	-	-
Expired / Cancelled	-	-	-	-
Outstanding and exercisable, December 31, 2024	50,000	$2.15	0.003	$23,500

The aggregate intrinsic value at December 31, 2024 represents the difference between the Company’s closing stock price of $2.62 on December 31, 2024 and the exercise price of the in-the-money stock options.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2024.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:

$2.15	50,000	0.003	$2.15
Totals	50,000	0.003	$2.15

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

The following table presents a summary of identifiable assets as of December 31, 2024 and June 30, 2024:

	As of	As of
	December 31, 2024	June 30, 2024
Identifiable assets:
Corporate headquarters	$906,828	$808,385
North America	7,246,715	6,114,142
Europe	8,516,144	9,410,098
Asia - Pacific	42,400,442	47,853,817
Consolidated	$59,070,129	$64,186,442

The following table presents a summary of revenue streams by segment for the three months ended December 31, 2024 and 2023:

	2024				2023
	License fees	Subscription and support	Services	Total	License fees	Subscription and support	Services	Total

North America	$-	$1,606,262	$1,601,011	$3,207,273	$-	$1,168,224	$296,997	$1,465,221
Europe	72,688	1,202,858	1,985,634	3,261,180	4,650	874,096	1,593,611	2,472,357
Asia-Pacific	-	5,833,509	3,234,699	9,068,208	2,985,803	4,785,461	3,529,099	11,300,363
Total	$72,688	$8,642,629	$6,821,344	$15,536,661	$2,990,453	$6,827,781	$5,419,707	$15,237,941

The following table presents a summary of revenue streams by segment for the six months ended December 31, 2024 and 2023:

	2024				2023
	License fees	Subscription and support	Services	Total	License fees	Subscription and support	Services	Total

North America	$-	$2,868,907	$3,207,027	$6,075,934	$-	$2,293,038	$580,798	$2,873,836
Europe	73,917	2,095,630	3,586,919	5,756,466	8,966	1,588,084	3,437,340	5,034,390
Asia-Pacific	-	11,870,563	6,432,196	18,302,759	4,261,936	9,458,902	7,851,058	21,571,896
Total	$73,917	$16,835,100	$13,226,142	$30,135,159	$4,270,902	$13,340,024	$11,869,196	$29,480,122

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

The following table presents a summary of operating information for the three and six months ended December 31:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Revenues from unaffiliated customers:
North America	$3,207,273	$1,465,221	$6,075,934	$2,873,836
Europe	3,261,180	2,472,357	5,756,466	5,034,390
Asia - Pacific	9,068,208	11,300,363	18,302,759	21,571,896
	15,536,661	15,237,941	30,135,159	29,480,122
Revenue from affiliated customers
Asia - Pacific	-	-	-	-
	-	-	-	-
Consolidated	$15,536,661	$15,237,941	$30,135,159	$29,480,122

Intercompany revenue
Europe	$188,756	$100,100	$205,314	$200,417
Asia - Pacific	4,713,799	2,865,277	7,983,143	5,485,596
Eliminated	$4,902,555	$2,965,377	$8,188,457	$5,686,013

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(103,088)	$(922,670)	$(765,146)	$(1,226,392)
North America	(380,582)	(13,278)	234,261	(69,225)
Europe	(450,678)	(150,935)	(973,676)	(242,819)
Asia - Pacific	(251,858)	2,069,698	536,064	2,812,314
Consolidated	$(1,186,206)	$982,815	$(968,497)	$1,273,878

Depreciation and amortization:
North America	$599	$407	$1,070	$898
Europe	53,179	57,758	112,859	120,659
Asia - Pacific	318,807	370,998	624,653	838,392
Consolidated	$372,585	$429,163	$738,582	$959,949

Interest expense:
Corporate headquarters	$11,059	$6,538	$20,451	$12,659
Europe	12,059	1,834	12,059	6,476
Asia - Pacific	213,268	281,950	462,095	547,204
Consolidated	$236,386	$290,322	$494,605	$566,339

Income tax expense:
Europe	$-	$(93,583)	$-	$(93,583)
Asia - Pacific	331,614	243,636	561,431	365,531
Consolidated	$331,614	$150,053	$561,431	$271,948

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

The following table presents a summary of capital expenditures for the six months ended December 31:

	For the Six Months
	Ended December 31,
	2024	2023
Capital expenditures:
North America	$3,841	$-
Europe	56,204	417,104
Asia - Pacific	508,089	153,480
Consolidated	$568,134	$570,584

NOTE 16 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at December 31, 2024

NetSol PK	32.38%	$5,163,259
NetSol-Innovation	32.38%	(538,843)
NAMECET	32.38%	(31,713)
NetSol Thai	0.006%	(169)
OTOZ Thai	0.01%	20
OTOZ	0.00%	-
Total		$4,592,554

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2024

NetSol PK	32.38%	$4,679,101
NetSol-Innovation	32.38%	137,232
NAMECET	32.38%	(21,014)
NetSol Thai	0.006%	(163)
OTOZ Thai	5.60%	(17,483)
OTOZ	5.59%	(83,255)
Total		$4,694,418

During the six months ended December 31, 2024, the Company acquired the remaining 177,558 minority shares from the non-controlling shareholders for $8,878. As a result, the Company’s ownership interest increased, reducing the non-controlling interest from 5.59% to 0.0%. The effective non-controlling interest in Otoz® Thai decreased to 0.01%.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2024

(Unaudited)

The following schedule discloses the effect to the Company’s equity due to the changes in the Company’s ownership interest in Otoz® and Otoz® Thai.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023

Net income (loss) attributable to NetSol	$(1,147,042)	$408,316	$(1,076,247)	$439,206
Transfer to (from) non-controlling interest
Decrease in paid-in capital for purchase of 177,558 shares of OTOZ Inc common stock	(31,004)		(166,123)	-
Net transfer to (from) non-controlling interest	(31,004)	-	(166,123)	-
Change from net income (loss) attributable to NetSol and transfer to (from) non-controlling interest	$(1,178,046)	$408,316	$(1,242,370)	$439,206

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

During the three and six months ended December 31, 2024, the Company recorded an income tax provision of $331,614 and $561,431, respectively. During the three and six months ended December 31, 2023, the Company recorded an income tax provision of $150,053 and $271,948, respectively.

NOTE 18– SUBSEQUENT EVENTS

NetSol PK announced a share buyback program for the repurchase of up to 10,000,000 shares representing approximately 11.1% of the estimated 89,837,000 outstanding shares. The buyback program was announced on January 3, 2025, and will continue through June 29, 2025. As of February 10, 2025, NetSol PK had repurchased approximately 2,358,000 shares valued at approximately $1,345,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended December 31, 2024. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2024, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Business Overview

NETSOL Technologies is a global business services and asset finance solutions provider. NETSOL delivers state-of-the-art solutions for the asset finance and leasing industry, serving automotive and equipment OEMs, auto captives and financial institutions across over 30 countries. Since its inception in 1997, NETSOL has been at the cutting edge of technology, pioneering innovations with its asset finance solutions and leveraging advanced AI and cloud services to meet the complex needs of the global market.

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

Founded in 1997, NETSOL is headquartered in Encino, California. While the Company follows a global strategy for sales and delivery of its portfolio of solutions and services, it continues to maintain regional offices in the following locations:

•	North America	Encino, California and Austin, Texas
•	Europe	London Metropolitan area, Horsham and Flintshire
•	Asia Pacific	Lahore, Karachi, Bangkok, Beijing, Tianjin, Jakarta and Sydney
•	Middle East	Dubai

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

Proximity with Global and Regional Customers

We have offices across the world, located strategically to maintain close contact and proximity with our customers in various key markets. This has not only helped us strengthen our customer relationships, but also build a deeper understanding of local market dynamics. Simultaneously, we can extend services and support development through a combination of onsite and offsite resources. This approach has allowed us to offer blended rates to our customers by employing a unique and cost-effective global development model.

While our business model is built around the development, implementation and maintenance of our suite of financial applications, we employ the same facilities and competencies to extend our services to related segments, including but not limited to:

•	Information security

•	Digital solutions

•	AI, ML and data analytics

•	Generative AI

•	Policy and strategy

•	Emerging technologies|

•	Cloud services

•	Data engineering

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

Index™

Index™ is a cloud-based parameter storage that smoothly runs all of a company’s core lending operations. It is an accumulation of all the master setups, including asset catalog and inventory, programs, rates, and profiles for lenders, dealers and multiple partners, in one centralized location for all business types. IndexTM can enhance delivery efficiency and program management for easy integration into all systems.

Dock™

Dock™ is an advanced document generation tool that lets a company create accurate and professional-looking documents in just seconds. With DockTM’s template-based configuration, a company can set up placeholders for data, essentially simplifying the document creation process and reducing the chance of human error. Its API-first architecture ensures scalability, making it capable of handling any document generation task, from single documents to millions, with ease.

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

Link™

Link is a purpose-built platform designed for brokers, lenders, dealers and borrowers to work seamlessly together. With tailored solutions that simplify applications and automate key processes, LinkTM is designed to enhance customer relationships whilst making compliance effortless. This results in faster approvals, enriched customer experiences and stronger loyalty via elevated customer satisfaction.

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

Highlights

Listed below are a few of NETSOL’s highlights for the quarter ended December 31, 2024:

•	We generated nearly $1.6 million in services revenues from modifications and enhancements for multiple customers across various regions.

•	Under our Transcend Consultancy banner, we entered into an agreement with a client for the development of an application with a total contract value of $225,000.

•	We entered into an agreement with a U.K. based financial services provider to provide subscription services under our Transcend Marketplace banner with an estimated contract value of $250,000.

•	We continued to make significant progress in the implementation of our solution at the auto captive finance company of a notable US manufacturer in China.

Management has identified the following material trends affecting NETSOL.

Positive trends:

•	According to S&P Global Mobility, the forecast for new vehicle sales worldwide in 2025 is 89.6 million units, which is a modest 1.7% year-over-year growth in light vehicle sales.

•	According to S&P Global Mobility and Edmunds, the US automotive sales of new vehicles in 2025 are expected to be around 16.2 million units, which is a 1.2% to 1.4% increase from 2024. This would be the highest annual sales figure since 2019.

•	As of January 15, 2025, the U.S. inflation rate was 2.89% which is lower than the long-term average of 3.28%.

•	The U.S. market remains strong and resilient for NETSOL to continue investing in building local teams for its core offerings.

•	According to recent forecasts, China’s auto sales in 2025 are expected to reach approximately 32 million units representing a 3% year-over-year increase. (China Automobile Manufacturers Association)

•	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $65 billion from the originally planned $46 billion, in Pakistan energy and infrastructure sectors. In June 2024, China authorized a new $2.3 billion loan at a discounted rate to Pakistan as a short-term loan.

•	The overall size of the mobility market in Europe and the United States is projected to increase over $425 billion combined, by 2035 or a compound CAGR of 5% from 2022. (Deloitte Global Automotive Mobility Market Simulation Tool)

•	The global automotive finance market accounted for $245 billion in 2022 and is expected to more than double by 2035 at a CAGR of 7.4% according to Precedence Research.

•	The U.S. economy grew at an annual rate of 3% for the second quarter of 2024. This report reflects the U.S. economy to be resilient despite other pressures including inflation and higher interest rates. (Associated Press August 29, 2024)

•	The Federal Reserve cut interest rates by 50 basis points in September 2024 and by 25 basis points in December 2024.

•	The Russell Microcap index has returned an average of 13.7% during 2024. (Royce Investment Partners)

Negative trends:

•	The conflict in Gaza has disrupted the entire Middle East region since October 7, 2023. The conflict has expanded to neighboring nations such as Syria, Lebanon and Iran. The unrest and turmoil in the region is viewed unfavorably by the regional business community.

•	General economic conditions in our geographic markets; inflation, geopolitical tensions, including trade wars, tariffs and/or sanctions in geographic areas; and global conflicts or disasters that impact the global economy or one or more sectors of the global economy.

•	The imposition of tariffs on China and threatened tariffs on other US trading partners may affect the price of consumer goods including vehicles amongst others, negatively affecting the profitability of many of our customers.

•	Political, monetary, and economic challenges and a higher inflation rate than other regional countries impacting Pakistan exports.

•	Inflation and higher interest rates globally have greatly increased the cost of doing business, including salaries and benefits worldwide, affecting profitability.

•	War and hostility between Russia and Ukraine continue to foster global economic uncertainty.

•	The geo-political environment in South Asia will continue to influence Pakistan’s economic prospects. Pakistan’s political uncertainty has caused higher inflation with constant pressure on its currency being devalued against the US Dollar. According to a report issued by the World Bank, while marginal economic growth is expected in Pakistan, implementing an ambitious and credibly communicated economic reform plan is critical for a robust economic recovery. There is no guarantee that such reforms will be implemented. See Press Release, dated April 2, 2024, World Bank.

•	The US and EU have placed tariffs on a range of high-tech products from China including the US placing 100% tariffs on EV vehicles and 25% tariffs on EV batteries imported from China. (Center for Strategic and International Studies June 28, 2024). The US imposed additional tariffs on China in February 2025 with retaliatory tariffs from China on US goods.

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2024 Compared to the Quarter Ended December 31, 2023

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended December 31, 2024 and 2023 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2024	%	2023
Net Revenues:
License fees	$72,688	0.5%	$2,990,453
Subscription and support	8,642,629	55.6%	6,827,781
Services	6,821,344	43.9%	5,419,707
Total net revenues	15,536,661	100.0%	15,237,941

Cost of revenues	8,616,320	55.5%	8,062,204
Gross profit	6,920,341	44.5%	7,175,737
Operating expenses:
Selling, general and administrative	7,073,622	45.5%	5,807,494
Research and development cost	333,669	2.1%	341,411
Total operating expenses	7,407,291	47.7%	6,148,905

Income (loss) from operations	(486,950)	-3.1%	1,026,832
Other income and (expenses)
Interest expense	(236,386)	-1.5%	(290,322)
Interest income	529,072	3.4%	468,280
Gain (loss) on foreign currency exchange transactions	(698,392)	-4.5%	(14,617)
Other income	38,064	0.2%	(57,305)
Total other income (expenses)	(367,642)	-2.4%	106,036

Net income before income taxes	(854,592)	-5.5%	1,132,868
Income tax provision	(331,614)	-2.1%	(150,053)
Net income	(1,186,206)	-7.6%	982,815
Non-controlling interest	39,164	0.3%	(574,499)
Net income attributable to NetSol	$(1,147,042)	-7.4%	$408,316

Net income per share:
Net income per common share
Basic	$(0.10)		$0.04
Diluted	$(0.10)		$0.04

Weighted average number of shares outstanding
Basic	11,484,298		11,372,819
Diluted	11,496,038		11,372,819

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due to	(Unfavorable)
	Ended December 31,				Constant	Currency	Change as
	2024	%	2023	%	Currency	Fluctuation	Reported

Net Revenues:	$15,536,661	100.0%	$15,237,941	100.0%	$136,930	$161,790	$298,720

Cost of revenues:	8,616,320	55.5%	8,062,204	52.9%	(412,633)	(141,483)	(554,116)

Gross profit	6,920,341	44.5%	7,175,737	47.1%	(275,703)	20,307	(255,396)

Operating expenses:	7,407,291	47.7%	6,148,905	40.4%	(1,139,949)	(118,437)	(1,258,386)

Income (loss) from operations	$(486,950)	-3.1%	$1,026,832	6.7%	$(1,415,652)	$(98,130)	$(1,513,782)

Net revenues for the three months ended December 31, 2024 and 2023 are broken out among the segments as follows:

	2024		2023
	Revenue	%	Revenue	%

North America	$3,207,273	20.6%	$1,465,221	9.6%
Europe	3,261,180	21.0%	2,472,357	16.2%
Asia-Pacific	9,068,208	58.4%	11,300,363	74.2%
Total	$15,536,661	100.0%	$15,237,941	100.0%

Revenues

License fees

License fees for the three months ended December 31, 2024 were $72,688 compared to $2,990,453 for the three months ended December 31, 2023 reflecting a decrease of $2,917,765 with a decrease in constant currency of $2,920,457. During the three months ended December 31, 2023, we recognized approximately $2,800,000 related to the sale of our NFS Ascent® CMS software to a renowned US auto manufacturer based in China.

Subscription and support

Subscription and support fees for the three months ended December 31, 2024 were $8,642,629 compared to $6,827,781 for the three months ended December 31, 2023 reflecting an increase of $1,814,848 with an increase in constant currency of $1,746,037. The increase includes a one-time catch up of approximately $1,000,000 from four of our customers. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended December 31, 2024 was $6,821,344 compared to $5,419,707 for the three months ended December 31, 2023 reflecting an increase of $1,401,637 with an increase in constant currency of $1,286,921. The increase is mainly due to implementation services in US and Europe.

Gross Profit

The gross profit was $6,920,341, for the three months ended December 31, 2024 compared with $7,175,737 for the three months ended December 31, 2023. This is a decrease of $255,396 with a decrease in constant currency of $275,703. The gross profit percentage for the three months ended December 31, 2024 also decreased to 44.5% from 47.1% for the three months ended December 31, 2023. The cost of sales was $8,616,320 for the three months ended December 31, 2024 compared to $8,062,204 for the three months ended December 31, 2023 for an increase of $554,116 and on a constant currency basis an increase of $412,633. As a percentage of sales, cost of sales increased from 52.9% for the three months ended December 31, 2023 to 55.5% for the three months ended December 31, 2024.

Salaries and consultant fees increased by $811,075 from $5,903,362 for the three months ended December 31, 2023 to $6,714,437 for the three months ended December 31, 2024 and on a constant currency basis increased by $701,239. The increase is due to annual salary raises. As a percentage of sales, salaries and consultant expense increased from 38.7% for the three months ended December 31, 2023 to 43.2% for the three months ended December 31, 2024.

Travel expenses were $601,251 for the three months ended December 31, 2024 compared to $748,072 for the three months ended December 31, 2023 for a decrease of $146,821 with a decrease in constant currency of $155,834. As a percentage of sales, travel expense decreased from 4.9% for the three months ended December 31, 2023 to 3.9% for the three months ended December 31, 2024.

Depreciation and amortization expense decreased to $237,882 compared to $264,374 for the three months ended December 31, 2023 or a decrease of $26,492 and on a constant currency basis a decrease of $30,214.

Other costs decreased to $1,062,750 for the three months ended December 31, 2024 compared to $1,146,396 for the three months ended December 31, 2023 or a decrease of $83,646 and on a constant currency basis a decrease of $102,558.

Operating Expenses

Operating expenses were $7,407,291 for the three months ended December 31, 2024 compared to $6,148,905, for the three months ended December 31, 2023 for an increase of $1,258,386 and on a constant currency basis an increase of $1,139,949. As a percentage of sales, it increased from 40.4% to 47.7%. The increase in operating expenses was primarily due to increases in selling and marketing expenses, salaries and wages, provision for doubtful accounts, and other general and administrative expenses.

Selling expenses were $2,662,397 for the three months ended December 31, 2024 compared to $1,784,510, for the three months ended December 31, 2023 for an increase of $877,887 and on a constant currency basis an increase of $831,571. The increase is mainly due to increases is salaries and consultants of approximately $586,000, due to annual raises and the hiring of additional marketing personnel. Other marketing expenses increased by approximately $108,000 due to the increase in marketing events.

General and administrative expenses were $4,411,225 for the three months ended December 31, 2024 compared to $4,022,984 for the three months ended December 31, 2023 or an increase of $388,241 and on a constant currency basis an increase of $321,393. During the three months ended December 31, 2024, salaries increased by $123,788 and increased $86,685 on a constant currency basis, bad debt expense increased $117,355 and increased $114,936 on a constant currency basis, and other general and administrative expenses increased $147,098 or increased by $119,772 on a constant currency basis.

Research and development cost was $333,669 for the three months ended December 31, 2024 compared to $341,411, for the three months ended December 31, 2023 for a decrease of $7,742 and on a constant currency basis a decrease of $13,015.

Income/Loss from Operations

Loss from operations was $486,950 for the three months ended December 31, 2024 compared to income from operations of $1,026,832 for the three months ended December 31, 2023. This represents an increase in loss of $1,513,782 with an increase in loss of $1,415,652 on a constant currency basis for the three months ended December 31, 2024 compared with the three months ended December 31, 2023. As a percentage of sales, loss from operations was 3.1% for the three months ended December 31, 2024 compared to income from operations of 6.7% for the three months ended December 31, 2023.

Other Income and Expense

Other expense was $367,642 for the three months ended December 31, 2024 compared to other income of $106,036 for the three months ended December 31, 2023. This represents an increase in other expense of $473,678 with an increase of $457,864 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions and interest income. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended December 31, 2024, we recognized a loss of $698,392 in foreign currency exchange transactions compared to a loss of $14,617 for the three months ended December 31, 2023. During the three months ended December 31, 2024, the value of the U.S. dollar increased 0.4% and the Euro decreased 6.6%, compared to the PKR. During the three months ended December 31, 2023, the value of the U.S. dollar decreased 2.8% and the Euro increased 1.5%, compared to the PKR.

Non-controlling Interest

For the three months ended December 31, 2024, the net loss attributable to non-controlling interest was $39,164, compared to net income of $574,499 for the three months ended December 31, 2023. The decrease in non-controlling interest is primarily due to the increase in net loss of NetSol PK and NetSol Innovation.

Net income (loss) attributable to NetSol

The net loss was $1,147,042 for the three months ended December 31, 2024 compared to net income of $408,316 for the three months ended December 31, 2023. This is an increase in loss of $1,555,358 with an increase of net loss of $1,520,406 on a constant currency basis, compared to the prior year. For the three months ended December 31, 2024, net loss per share was $0.10 for basic and diluted shares compared to net income per share of $0.04 for basic and diluted shares for the three months ended December 31, 2023.

Six Months Ended December 31, 2024 Compared to the Six Months Ended December 31, 2023

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the six months ended December 31, 2024 and 2023 as a percentage of revenues.

	For the Six Months
	Ended December 31,
	2024	%	2023	%
Net Revenues:
License fees	$73,917	0.2%	$4,270,902	14.5%
Subscription and support	16,835,100	55.9%	13,340,024	45.3%
Services	13,226,142	43.9%	11,869,196	40.3%
Total net revenues	30,135,159	100.0%	29,480,122	100.0%

Cost of revenues	16,650,706	55.3%	16,142,368	54.8%
Gross profit	13,484,453	44.7%	13,337,754	45.2%
Operating expenses:
Selling, general and administrative	14,037,943	46.6%	11,240,463	38.1%
Research and development cost	693,618	2.3%	719,830	2.4%
Total operating expenses	14,731,561	48.9%	11,960,293	40.6%

Income (loss) from operations	(1,247,108)	-4.1%	1,377,461	4.7%
Other income and (expenses)
Interest expense	(494,605)	-1.6%	(566,339)	-1.9%
Interest income	1,298,939	4.3%	882,998	3.0%
Gain (loss) on foreign currency exchange transactions	(155,847)	-0.5%	(148,870)	-0.5%
Other income	191,555	0.6%	576	0.0%
Total other income (expenses)	840,042	2.8%	168,365	0.6%

Net income before income taxes	(407,066)	-1.4%	1,545,826	5.2%
Income tax provision	(561,431)	-1.9%	(271,948)	-0.9%
Net income	(968,497)	-3.2%	1,273,878	4.3%
Non-controlling interest	(107,750)	-0.4%	(834,672)	-2.8%
Net income attributable to NetSol	$(1,076,247)	-3.6%	$439,206	1.5%

Net income per share:
Net income per common share
Basic	$(0.09)		$0.04
Diluted	$(0.09)		$0.04

Weighted average number of shares outstanding
Basic	11,456,996		11,359,338
Diluted	11,456,996		11,359,338

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Six Months				Change in	Change due to	(Unfavorable)
	Ended December 31,				Constant	Currency	Change as
	2024	%	2023	%	Currency	Fluctuation	Reported

Net Revenues:	$30,135,159	100.0%	$29,480,122	100.0%	$357,270	$297,767	$655,037

Cost of revenues:	16,650,706	55.3%	16,142,368	54.8%	(109,219)	(399,119)	(508,338)

Gross profit	13,484,453	44.7%	13,337,754	45.2%	248,051	(101,352)	146,699

Operating expenses:	14,731,561	48.9%	11,960,293	40.6%	(2,435,341)	(335,927)	(2,771,268)

Income (loss) from operations	$(1,247,108)	-4.1%	$1,377,461	4.7%	$(2,187,290)	$(437,279)	$(2,624,569)

Net revenues for the six months ended December 31, 2024 and 2023 are broken out among the segments as follows:

	2024		2023
	Revenue	%	Revenue	%

North America	$6,075,934	20.2%	$2,873,836	9.7%
Europe	5,756,466	19.1%	5,034,390	17.1%
Asia-Pacific	18,302,759	60.7%	21,571,896	73.2%
Total	$30,135,159	100.0%	$29,480,122	100.0%

Revenues

License fees

License fees for the six months ended December 31, 2024 were $73,917 compared to $4,270,902 for the six months ended December 31, 2023 reflecting a decrease of $4,196,985 with a decrease in constant currency of $4,199,708. During the six months ended December 31, 2023, we recognized approximately $2,800,000 related to the sale of our NFS Ascent® CMS software to a renowned US auto manufacturer based in China and we recognized approximately $1,142,000 related to the license renewal with an existing customer.

Subscription and support

Subscription and support fees for the six months ended December 31, 2024 were $16,835,100 compared to $13,340,024 for the six months ended December 31, 2023 reflecting an increase of $3,495,076 with an increase in constant currency of $3,371,069. The increase includes a one-time catch up of approximately $1,693,000 from five of our customers. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the six months ended December 31, 2024 was $13,226,142 compared to $11,869,196 for the six months ended December 31, 2023 reflecting an increase of $1,356,946 with an increase in constant currency of $1,139,746. The increase is mainly due to implementation services in US and Europe.

Gross Profit

The gross profit was $13,484,453, for the six months ended December 31, 2024 compared with $13,337,754 for the six months ended December 31, 2023. This is an increase of $146,699 with an increase in constant currency of $248,051. The gross profit percentage for the six months ended December 31, 2024 decreased to 44.8% from 45.2% for the six months ended December 31, 2023. The cost of sales was $16,650,706 for the six months ended December 31, 2024 compared to $16,142,368 for the six months ended December 31, 2023 for an increase of $508,338 and on a constant currency basis an increase of $109,219. As a percentage of sales, cost of sales increased from 54.8% for the six months ended December 31, 2023 to 55.3% for the six months ended December 31, 2024.

Salaries and consultant fees increased by $1,056,666 from $11,861,505 for the six months ended December 31, 2023 to $12,918,171 for the six months ended December 31, 2024 and on a constant currency basis increased by $749,645. The increase is due to annual salary raises. As a percentage of sales, salaries and consultant expense increased from 40.2% for the six months ended December 31, 2023 to 42.9% for the six months ended December 31, 2024.

Travel expenses were $1,172,113 for the six months ended December 31, 2024 compared to $1,408,439 for the six months ended December 31, 2023 for a decrease of $236,326 with a decrease in constant currency of $260,082. As a percentage of sales, travel expense decreased from 4.8% for the six months ended December 31, 2023 to 3.9% for the six months ended December 31, 2024.

Depreciation and amortization expense decreased to $466,432 compared to $657,357 for the six months ended December 31, 2023 or a decrease of $190,925 and on a constant currency basis a decrease of $204,128.

Other costs decreased to $2,093,990 for the six months ended December 31, 2024 compared to $2,215,067 for the six months ended December 31, 2023 or a decrease of $121,077 and on a constant currency basis a decrease of $176,216.

Operating Expenses

Operating expenses were $14,731,561 for the six months ended December 31, 2024 compared to $11,960,293, for the six months ended December 31, 2023 for an increase of $2,771,268 and on a constant currency basis an increase of $2,435,341. As a percentage of sales, it increased from 40.6% to 48.9%. The increase in operating expenses was primarily due to increases in selling and marketing expenses, salaries and wages, provision for doubtful accounts, and other general and administrative expenses.

Selling expenses were $4,954,596 for the six months ended December 31, 2024 compared to $3,493,375, for the six months ended December 31, 2023 for an increase of $1,461,221 and on a constant currency basis an increase of $1,367,174. The increase is mainly due to increases is salaries and consultants of approximately $1,021,000, due to annual raises and the hiring of additional marketing personnel. Other marketing expenses increased by approximately $443,000 due to the increase in marketing events.

General and administrative expenses were $9,083,347 for the six months ended December 31, 2024 compared to $7,747,088 for the six months ended December 31, 2023 or an increase of $1,336,259 and on a constant currency basis an increase of $1,114,972. During the six months ended December 31, 2024, salaries increased by approximately $562,832 and increased $472,349 on a constant currency basis, bad debt expense increased $445,981 and $430,243 on a constant currency basis, and other general and administrative expenses increased approximately $327,446 or increased by $212,380 on a constant currency basis.

Research and development cost was $693,618 for the six months ended December 31, 2024 compared to $719,830, for the six months ended December 31, 2023 for a decrease of $26,212 and on a constant currency basis a decrease of $46,805.

Income/Loss from Operations

Loss from operations was $1,247,108 for the six months ended December 31, 2024 compared to income from operations of $1,377,461 for the six months ended December 31, 2023. This represents an increase in loss of $2,624,569 with an increase in loss of $2,187,290 on a constant currency basis for the six months ended December 31, 2024 compared with the six months ended December 31, 2023. As a percentage of sales, loss from operations was 4.1% for the six months ended December 31, 2024 compared to income from operations of 4.7% for the six months ended December 31, 2023.

Other Income and Expense

Other income was $840,042 for the six months ended December 31, 2024 compared to $168,365 for the six months ended December 31, 2023. This represents an increase of $671,677 with an increase of $638,009 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions and interest income. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the six months ended December 31, 2024, we recognized a loss of $155,847 in foreign currency exchange transactions compared to $148,870 for the six months ended December 31, 2023. During the six months ended December 31, 2024, the value of the U.S. dollar increased 0.2% and the Euro decreased 2.9%, compared to the PKR. During the six months ended December 31, 2023, the value of the U.S. dollar and the Euro decreased 2.6% and 1.2%, respectively, compared to the PKR. During the six months ended December 31, 2024, interest income was $1,298,939 compared to $882,998 for the six months ended December 31, 2023, for an increase of $415,941 and on constant currency basis an increase of $374,167. The increase in interest income was driven by a higher balance of interest-bearing funds during the period.

Non-controlling Interest

For the six months ended December 31, 2024, the net income attributable to non-controlling interest was $107,750, compared to $834,672 for the six months ended December 31, 2023. The decrease in non-controlling interest is primarily due to the increase in net loss of NetSol PK and NetSol Innovation.

Net income (loss) attributable to NetSol

The net loss was $1,076,247 for the six months ended December 31, 2024 compared to net income of $439,206 for the six months ended December 31, 2023. This is an increase in loss of $1,515,453 with an increase of $1,316,457 on a constant currency basis, compared to the prior year. For the six months ended December 31, 2024, net loss per share was $0.09 for basic and diluted shares compared to net income per share of $0.04 for basic and diluted shares for the six months ended December 31, 2023.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of adjusted EBITDA and adjusted EBITDA per basic and diluted share meet the definition of a non-GAAP financial measure.

We define the non-GAAP measures as follows:

•	EBITDA is GAAP net income or loss before net interest expense, income tax expense, depreciation and amortization.

•	Non-GAAP adjusted EBITDA is EBITDA plus stock-based compensation expense.

•	Adjusted EBITDA per basic and diluted share – Adjusted EBITDA allocated to common stock divided by the weighted average shares outstanding and diluted shares outstanding.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and six months ended December 31, 2024 and 2023 are as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023

Net Income (loss) attributable to NetSol	$(1,147,042)	$408,316	$(1,076,247)	$439,206
Non-controlling interest	(39,164)	574,499	107,750	834,672
Income taxes	331,614	150,053	561,431	271,948
Depreciation and amortization	372,585	429,163	738,582	959,949
Interest expense	236,386	290,322	494,605	566,339
Interest (income)	(529,072)	(468,280)	(1,298,939)	(882,998)
EBITDA	$(774,693)	$1,384,073	$(472,818)	$2,189,116
Add back:
Non-cash stock-based compensation	47,355	51,433	95,134	111,787
Adjusted EBITDA, gross	$(727,338)	$1,435,506	$(377,684)	$2,300,903
Less non-controlling interest (a)	(61,529)	(710,171)	(207,310)	(1,109,611)
Adjusted EBITDA, net	$(788,867)	$725,335	$(584,994)	$1,191,292

Weighted Average number of shares outstanding
Basic	11,484,298	11,372,819	11,456,996	11,359,338
Diluted	11,484,298	11,372,819	11,456,996	11,359,338

Basic adjusted EBITDA	$(0.07)	$0.06	$(0.05)	$0.10
Diluted adjusted EBITDA	$(0.07)	$0.06	$(0.05)	$0.10

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$(39,164)	$574,499	$107,750	$834,672
Income Taxes	102,414	75,407	173,001	111,784
Depreciation and amortization	92,546	109,765	181,681	251,116
Interest expense	68,636	91,295	147,828	177,184
Interest (income)	(165,365)	(144,578)	(408,012)	(272,669)
EBITDA	$59,067	$706,388	$202,248	$1,102,087
Add back:
Non-cash stock-based compensation	2,462	3,783	5,062	7,524
Adjusted EBITDA of non-controlling interest	$61,529	$710,171	$207,310	$1,109,611

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $21,270,642 at December 31, 2024, compared to $19,127,165 at June 30, 2024.

Net cash provided by operating activities was $369,716 for the six months ended December 31, 2024 compared to $604,684 for the six months ended December 31, 2023. At December 31, 2024, we had current assets of $42,953,392 and current liabilities of $19,955,153. We had accounts receivable of $7,829,823 at December 31, 2024 compared to $13,049,614 at June 30, 2024. We had revenues in excess of billings of $11,438,977 at December 31, 2024 compared to $13,638,547 at June 30, 2024 of which $777,428 and $954,029 is shown as long term as of December 31, 2024 and June 30, 2024, respectively. The long-term portion was discounted by $115,126 and $152,446 at December 31, 2024 and June 30, 2024, respectively, using the discounted cash flow method with interest rates ranging from 7.3% to 17.5%. During the six months ended December 31, 2024, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $4,508,691 from $26,688,161 at June 30, 2024 to $19,268,800 at December 31, 2024. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,332,560 and $8,784,232, respectively at December 31, 2024. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $8,232,342 and $6,276,125, respectively, at June 30, 2024.

The average days sales outstanding for the six months ended December 31, 2024 and 2023 were 140 and 147 days, respectively, for each period. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $531,477 for the six months ended December 31, 2024, compared to $569,336 for the six months ended December 31, 2023. We had purchases of property and equipment of $568,134 compared to $570,584 for the six months ended December 31, 2023.

Net cash provided by financing activities was $2,637,763 for the six months ended December 31, 2024, compared to net cash used in financing activities of $27,359 for the six months ended December 31, 2023. During the six months ended December 31, 2024, we received bank proceeds of $2,676,932 compared to $135,123 during the six months ended December 31, 2023. During the six months ended December 31, 2024, we had net payments for bank loans and finance leases of $162,370 compared to $162,482 for the six months ended December 31, 2023. Employees of the Company exercised 200,00 options of common stock for $430,000. NetSol PK, a subsidiary of the Company, paid a dividend of $306,799 to the non-controlling interest. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 12 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of December 31, 2024, we had approximately $21.3 million of cash, cash equivalents and marketable securities of which approximately $20 million is held by our foreign subsidiaries. As of June 30, 2024, we had approximately $19.1 million of cash, cash equivalents and marketable securities of which approximately $18.2 million is held by our foreign subsidiaries.

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

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($375,000) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 500 million ($1,793,915) and a running finance facility of Rupees 3.6 million ($12,740). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 1.3 billion ($4,664,180). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($1,363,375) from Samba Bank Limited. During the loan tenure, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

NA

Item 1A. Risk Factors

Other than stated below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on September 30, 2024. Any of such factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The imposition of tariffs on China and threatened tariffs on other US trading partners may affect the price of consumer goods including vehicles amongst others, negatively the profitability of many of our customers. Unilateral trade actions by the US may also result in companies from affected countries being unwilling to enter into agreements with US based or owned companies resulting in a potential decline in revenue.

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

NETSOL TECHNOLOGIES, INC.

Date:	February 13, 2025	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	February 13, 2025	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer