Form 10-Q
period 2025-03-31
NETSOL TECHNOLOGIES INC
filed 2025-05-14
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

The issuer had 12,648,574 shares issued and 11,709,543 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of May 8, 2025.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$18,774,739	$19,127,165
Accounts receivable, net of allowance of $37,794 and $398,809	5,443,498	13,049,614
Revenues in excess of billings, net of allowance of $1,126,734 and $116,148	14,727,410	12,684,518
Other current assets	3,465,893	2,600,786
Total current assets	42,411,540	47,462,083
Revenues in excess of billings, net - long term	697,486	954,029
Property and equipment, net	4,768,844	5,106,842
Right of use assets - operating leases	930,847	1,328,624
Other assets	32,338	32,340
Goodwill	9,302,524	9,302,524
Total assets	$58,143,579	$64,186,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,097,343	$8,232,342
Current portion of loans and obligations under finance leases	8,459,991	6,276,125
Current portion of operating lease obligations	475,888	608,202
Unearned revenue	2,705,414	8,752,153
Total current liabilities	18,738,636	23,868,822
Loans and obligations under finance leases; less current maturities	86,800	95,771
Operating lease obligations; less current maturities	422,350	688,749
Total liabilities	19,247,786	24,653,342

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 14,500,000 shares authorized; 12,648,574 shares issued and 11,709,543 outstanding as of March 31, 2025, 12,359,922 shares issued and 11,420,891 outstanding as of June 30, 2024	126,489	123,602
Additional paid-in-capital	129,366,638	128,783,865
Treasury stock (at cost, 939,031 shares as of March 31, 2025 and June 30, 2024)	(3,920,856)	(3,920,856)
Accumulated deficit	(43,864,592)	(44,212,313)
Other comprehensive loss	(46,253,619)	(45,935,616)
Total NetSol stockholders’ equity	35,454,060	34,838,682
Non-controlling interest	3,441,733	4,694,418
Total stockholders’ equity	38,895,793	39,533,100
Total liabilities and stockholders’ equity	$58,143,579	$64,186,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2025	2024	2025	2024
Net Revenues:
License fees	$1,198	$558,340	$75,115	$4,829,242
Subscription and support	7,888,360	7,140,358	24,723,460	20,480,382
Services	9,654,399	7,765,818	22,880,541	19,635,014
Total net revenues	17,543,957	15,464,516	47,679,116	44,944,638

Cost of revenues	8,802,184	7,989,696	25,452,890	24,132,064
Gross profit	8,741,773	7,474,820	22,226,226	20,812,574

Operating expenses:
Selling, general and administrative	6,883,587	5,811,335	20,921,530	17,051,798
Research and development cost	304,788	345,582	998,406	1,065,412
Total operating expenses	7,188,375	6,156,917	21,919,936	18,117,210

Income (loss) from operations	1,553,398	1,317,903	306,290	2,695,364

Other income and (expenses)
Interest expense	(194,742)	(289,677)	(689,347)	(856,016)
Interest income	294,655	376,466	1,593,594	1,259,464
Gain (loss) on foreign currency exchange transactions	321,622	(963,887)	165,775	(1,112,757)
Other income	10,831	21,634	202,386	22,210
Total other income (expenses)	432,366	(855,464)	1,272,408	(687,099)

Net income before income taxes	1,985,764	462,439	1,578,698	2,008,265
Income tax provision	(151,334)	(146,569)	(712,765)	(418,517)
Net income	1,834,430	315,870	865,933	1,589,748
Non-controlling interest	(410,462)	11,679	(518,212)	(822,993)
Net income attributable to NetSol	$1,423,968	$327,549	$347,721	$766,755

Net income per share:
Net income per common share
Basic	$0.12	$0.03	$0.03	$0.07
Diluted	$0.12	$0.03	$0.03	$0.07

Weighted average number of shares outstanding
Basic	11,683,408	11,390,888	11,531,365	11,369,778
Diluted	11,683,408	11,430,493	11,531,365	11,409,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2025	2024	2025	2024
Net income	$1,423,968	$327,549	$347,721	$766,755
Other comprehensive income (loss):
Translation adjustment	(94,339)	441,993	(352,436)	812,109
Translation adjustment attributable to non-controlling interest	28,486	(77,604)	34,433	(342,873)
Net translation adjustment	(65,853)	364,389	(318,003)	469,236
Comprehensive income (loss) attributable to NetSol	$1,358,115	$691,938	$29,718	$1,235,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended March 31, 2025 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at December 31, 2024	12,589,046	$125,894	$129,194,697	$(3,920,856)	$(45,288,560)	$(46,187,766)	$4,592,554	$38,515,963
Exercise of common stock options	20,000	200	42,800	-	-	-	-	43,000
Common stock issued for:
Services	39,528	395	100,006	-	-	-	-	100,401
Purchase of subsidiary treasury shares	-	-	-	-	-	-	(1,503,662)	(1,503,662)
Adjustment in APIC for change in subsidiary shares to non-controlling interest	-	-	29,135	-	-	-	(29,135)	-
Foreign currency translation adjustment	-	-	-	-	-	(65,853)	(28,486)	(94,339)
Net income for the period	-	-	-	-	1,423,968	-	410,462	1,834,430
Balance at March 31, 2025	12,648,574	$126,489	$129,366,638	$(3,920,856)	$(43,864,592)	$(46,253,619)	$3,441,733	$38,895,793

A statement of the changes in equity for the three months ended December 31, 2024 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2024	12,383,872	$123,842	$128,709,890	$(3,920,856)	$(44,141,518)	$(46,049,023)	$5,017,675	$39,740,010
Exercise of common stock options	190,000	1,900	406,600	-	-	-	-	408,500
Common stock issued for:
Services	15,174	152	39,598	-	-	-	-	39,750
Fair value of subsidiary options issued	-	-	7,605	-	-	-	-	7,605
Acquisition of non-controlling interest in subsidiary	-	-	31,004	-	-	-	(31,987)	(983)
Dividend to non-controlling interest	-	-	-	-	-	-	(306,799)	(306,799)
Foreign currency translation adjustment	-	-	-	-	-	(138,743)	(47,171)	(185,914)
Net income (loss) for the year	-	-	-	-	(1,147,042)	-	(39,164)	(1,186,206)
Balance at December 31, 2024	12,589,046	$125,894	$129,194,697	$(3,920,856)	$(45,288,560)	$(46,187,766)	$4,592,554	$38,515,963

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$865,933	$1,589,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,102,085	1,351,239
Provision for bad debts	1,062,515	9,739
Gain on sale of assets	(28,320)	(1,154)
Stock based compensation	134,884	260,875
Changes in operating assets and liabilities:
Accounts receivable	6,408,397	(3,922,773)
Revenues in excess of billing	(1,411,983)	(3,904,609)
Other current assets	(344,493)	(1,525)
Accounts payable and accrued expenses	(1,136,533)	77,541
Unearned revenue	(6,646,170)	938,242
Net cash provided by (used in) operating activities	6,315	(3,602,677)

Cash flows from investing activities:
Purchases of property and equipment	(897,743)	(948,337)
Sales of property and equipment	63,577	125,886
Purchase of subsidiary shares	(8,878)	-
Net cash used in investing activities	(843,044)	(822,451)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	473,000	-
Dividend paid by subsidiary to non-controlling interest	(306,799)	-
Purchase of subsidiary treasury stock	(1,503,662)	-
Proceeds from bank loans	2,451,256	340,847
Payments on finance lease obligations and loans - net	(247,496)	(307,235)
Net cash provided by financing activities	866,299	33,612
Effect of exchange rate changes	(381,996)	1,196,904
Net increase (decrease) in cash and cash equivalents	(352,426)	(3,194,612)
Cash and cash equivalents at beginning of the period	19,127,165	15,533,254
Cash and cash equivalents at end of period	$18,774,739	$12,338,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$619,451	$1,100,101
Taxes	$1,185,546	$522,633

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under finance lease	$-	$122,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

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

March 31, 2025

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance except balances maintained in China are insured for RMB 500,000 ($68,871) in each bank and in the UK for GBP 85,000 ($110,390) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of March 31, 2025, and June 30, 2024, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $17,848,732 and $18,182,002, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

The Company’s financial assets that were measured at fair value on a recurring basis as of March 31, 2025, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$697,486	$697,486
Total	$-	$-	$697,486	$697,486

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2024, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$954,029	$954,029
Total	$-	$-	$954,029	$954,029

The reconciliation from June 30, 2024 to March 31, 2025 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2024	$1,106,475	$(152,446)	$954,029
Amortization during the period	-	54,833	54,833
Transfers to short term	(310,446)	-	(310,446)
Effect of Translation Adjustment	(1,258)	328	(930)
Balance at March 31, 2025	$794,771	$(97,285)	$697,486

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

March 31, 2025

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

March 31, 2025

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

The Company’s disaggregated revenue by category is as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2025	2024	2025	2024
Core:
License	$1,198	$558,340	$75,115	$4,829,242
Subscription and support	7,888,360	7,140,358	24,723,460	20,480,382
Services	8,265,745	6,477,849	19,664,970	15,566,480
Total core revenue, net	16,155,303	14,176,547	44,463,545	40,876,104

Non-Core:
Services	1,388,654	1,287,969	3,215,571	4,068,534
Total non-core revenue, net	1,388,654	1,287,969	3,215,571	4,068,534

Total net revenue	$17,543,957	$15,464,516	$47,679,116	$44,944,638

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

March 31, 2025

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	March 31, 2025	June 30, 2024

Revenues in excess of billings	$15,424,896	$13,638,547

Unearned revenue	$2,705,414	$8,752,153

The Company’s unearned revenue reconciliation is as follows:

Unearned Revenue
Balance at June 30, 2024	$8,752,153
Invoiced	16,253,159
Revenue Recognized	(22,215,692)
Adjustments	(84,206)
Balance at March 31, 2025	$2,705,414

During the three and nine months ended March 31, 2025, the Company recognized revenue of $549,933 and $8,236,336, that was included in the unearned revenue balance at the beginning of the period. All other activity in unearned revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Revenue allocated to the remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $16,000,000 as of March 31, 2025, of which the Company estimates to recognize approximately $15,000,000 in revenue over the next 12 months and the remainder over an estimated 3 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

March 31, 2025

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended March 31, 2025			For the nine months ended March 31, 2025
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income available to common shareholders	$1,423,968	11,683,408	$0.12	$347,721	11,531,365	$0.03
Effect of dilutive securities
Stock options	-	-	-	-	-	-
Diluted income per share	$1,423,968	11,683,408	$0.12	$347,721	11,531,365	$0.03

	For the three months ended March 31, 2024			For the nine months ended March 31, 2024
	Net Income	Shares	Per Share	Net Income	Shares	Per Share

Basic income per share:
Net income available to common shareholders	$327,549	11,390,888	$0.03	$766,755	11,369,778	$0.07
Effect of dilutive securities
Stock options	-	39,605	-	-	39,605	-
Diluted income per share	$327,549	11,430,493	$0.03	$766,755	11,409,383	$0.07

NOTE 5 – OTHER COMPREHENSIVE INCOME AND FOREIGN CURRENCY

The following table represents the functional currencies of the Company and its subsidiaries:

The Company and Subsidiaries	Functional Currency

NetSol Technologies, Inc.	USD
NTA	USD
Otoz	USD
NTE	British Pound
AEL	British Pound
VLSH	British Pound
VLS	British Pound
VLSIL	Euro
NetSol PK	Pakistan Rupee
Connect	Pakistan Rupee
NetSol Innovation	Pakistan Rupee
NetSol Thai	Thai Bhat
Otoz Thai	Thai Bhat
Australia	Australian Dollar
Namecet	AED
NetSol Beijing	Chinese Yuan
Tianjin	Chinese Yuan

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $46,253,619 and $45,935,616 as of March 31, 2025 and June 30, 2024, respectively. During the three and nine months ended March 31, 2025, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $65,853 and $318,003, respectively. During the three and nine months ended March 31, 2024, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation gain attributable to NetSol of $364,389 and $469,236, respectively.

NOTE 6 – MAJOR CUSTOMERS

The following table describes the revenues from major customers:

	For the Three Months				For the Nine Months
	Ended March 31,				Ended March 31,
	2025	%	2024	%	2025	%	2024	%
Net Revenues:
Daimler Financial Services	$2,900,468	16.5%	$4,207,409	27.2%	$9,160,858	19.2%	$11,840,101	26.3%
BMW Financial	$3,314,902	18.9%	$1,422,068	9.2%	$8,903,689	18.7%	$3,180,171	7.1%

The following table describes the receivables from major customers:

	As of	As of
	March 31, 2025	June 30, 2024
Accounts Receivable
Daimler Financial Services	$1,005,108	$538,648
BMW Financial	$771,436	$505,875

Revenue in Excess of Billing
Daimler Financial Services	$649,671	$892,109
BMW Financial	$2,246,214	$1,419,997

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	March 31, 2025	June 30, 2024

Prepaid Expenses	$1,789,339	$1,314,524
Advance Income Tax	401,009	300,368
Employee Advances	166,523	165,264
Security Deposits	160,192	199,633
Other Receivables	467,992	258,880
Other Assets	480,838	362,117
Net Balance	$3,465,893	$2,600,786

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

NOTE 8 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	March 31, 2025	June 30, 2024

Revenues in excess of billings - long term	$794,771	$1,106,475
Present value discount	(97,285)	(152,446)
Net Balance	$697,486	$954,029

Pursuant to revenue recognition for contract accounting, the Company has recorded revenues in excess of billings long-term for amounts billable after one year. During the three and nine months ended March 31, 2025, the Company accreted $18,099 and $54,833, respectively, which was recorded in interest income for that period. During the three and nine months ended March 31, 2024, the Company accreted $12,309 and $30,773, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 7.3% to 17.5%, for the period ended March 31, 2025 and June 30, 2024.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	March 31, 2025	June 30, 2024

Office Furniture and Equipment	$2,446,214	$2,352,940
Computer Equipment	8,901,316	8,679,791
Assets Under Capital Leases	138,549	154,718
Building	3,586,906	3,602,819
Land	909,226	913,473
Autos	1,585,341	1,658,961
Improvements	213,868	206,387
Subtotal	17,781,420	17,569,089
Accumulated Depreciation	(13,012,576)	(12,462,247)
Property and Equipment, Net	$4,768,844	$5,106,842

For the three and nine months ended March 31, 2025, depreciation expense totaled $363,503 and $1,102,085, respectively. Of these amounts, $240,444 and $706,876, respectively, are reflected in cost of revenues. For the three and nine months ended March 31, 2024, depreciation expense totaled $391,290 and $1,225,198, respectively. Of these amounts, $250,126 and $781,442, respectively, are reflected in cost of revenues.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Following is a summary of fixed assets held under finance leases as of March 31, 2025 and June 30, 2024:

	As of	As of
	March 31, 2025	June 30, 2024
Vehicles	$138,549	$154,718
Total	138,549	154,718
Less: Accumulated Depreciation - Net	(36,994)	(25,078)
	$101,555	$129,640

Finance lease term and discount rate were as follows:

	As of	As of
	March 31, 2025	June 30, 2024
Weighted average remaining lease term - Finance leases	2 Years	2.75 Years

Weighted average discount rate - Finance leases	11.3%	11.3%

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2025	June 30, 2024
Assets
Operating lease assets, net	$930,847	$1,328,624

Liabilities
Current
Operating	$475,888	$608,202
Non-current
Operating	422,350	688,749
Total Lease Liabilities	$898,238	$1,296,951

The components of lease cost were as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2025	2024	2025	2024

Amortization of finance lease assets	$7,584	$3,963	$29,181	$8,624
Interest on finance lease obligation	7,584	1,434	13,578	3,073
Operating lease cost	97,891	99,201	296,229	304,543
Short term lease cost	51,551	41,087	161,591	122,311
Sub lease income	(8,406)	(8,406)	(25,326)	(25,011)
Total lease cost	$156,204	$137,279	$475,253	$413,540

Lease term and discount rate were as follows:

	As of	As of
	March 31, 2025	June 30, 2024
Weighted average remaining lease term - Operating leases	1.57 Years	1.99 Years

Weighted average discount rate - Operating leases	4.7%	4.5%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Nine Months
	Ended March 31,
	2025	2024

Operating cash flows related to operating leases	$280,336	$230,943

Operating cash flows related to finance leases	$8,833	$3,070

Financing cash flows related finance leases	$12,122	$20,180

Maturities of operating lease liabilities were as follows as of March 31, 2025:

Amount
Within year 1	$515,226
Within year 2	303,741
Within year 3	126,440
Within year 4	18,957
Within year 5	118
Total Lease Payments	964,482
Less: Imputed interest	(66,244)
Present Value of lease liabilities	898,238
Less: Current portion	(475,888)
Non-Current portion	$422,350

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and are currently on a month-by-month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three and nine months ended March 31, 2025, the Company received lease income of $8,406 and $25,326, respectively. For the three and nine months ended March 31, 2024, the Company received lease income of $8,406 and $25,011, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	March 31, 2025	June 30, 2024

Accounts Payable	$1,093,855	$1,426,930
Accrued Liabilities	4,160,480	4,323,662
Accrued Payroll	1,156,727	1,392,112
Accrued Payroll Taxes	199,736	215,197
Taxes Payable	175,808	634,035
Other Payable	310,737	240,406
Total	$7,097,343	$8,232,342

NOTE 12 – DEBTS

Notes payable and finance leases consisted of the following:

		As of March 31, 2025
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$226,199	$226,199	$-
Line of Credit	(2)	405,000	405,000	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,788,205	1,788,205	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,359,036	1,359,036	-
Loan Payable Bank - Export Refinance III	(7)	4,649,333	4,649,333	-
Sale and Leaseback Financing	(8)	18,980	18,980	-
Short Term Financing	(9)	-	-	-
		8,446,753	8,446,753	-
Subsidiary Finance Leases	(10)	100,038	13,238	86,800
		$8,546,791	$8,459,991	$86,800

		As of June 30, 2024
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$124,314	$124,314	$-
Line of Credit	(2)	-	-	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,796,558	1,796,558	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,365,384	1,365,384	-
Loan Payable Bank - Export Refinance III	(7)	2,515,181	2,515,181	-
Sale and Leaseback Financing	(8)	56,842	47,158	9,684
Short Term Financing	(9)	412,655	412,655	-
		6,270,934	6,261,250	9,684
Subsidiary Finance Leases	(10)	100,962	14,875	86,087
		$6,371,896	$6,276,125	$95,771

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 8.6% to 10.9% as of March 31, 2025 and June 30, 2024.

(2)	The Company has an uncommitted discretionary demand line of credit up to an aggregate amount of $1,000,000 with HSBC, secured by a lien on the Company’s assets. The annual interest rate was 8.25% at March 31, 2025 and 8.75% as of June 30, 2024. The total outstanding balance as of March 31, 2025 and June 30, 2024 was $405,000 and $nil, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

(3)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $389,610. The annual interest rate was 9.5% as of March 31, 2025 and June 30, 2024. The total outstanding balance as of March 31, 2025 and June 30, 2024 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of March 31, 2025, NTE was in compliance with this covenant.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 600,000,000 or $2,145,846 at March 31, 2025 and Rs. 500,000,000 or $1,796,558 at June 30, 2024. NetSol PK used Rs. 500,000,000 or $1,788,205 at March 31, 2025 and Rs. 500,000,000 or $1,796,558 at June 30, 2024. The interest rate for the loan was 10.0% and 17.5% at March 31, 2025 and June 30, 2024, respectively.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 4,050,937 or $14,488, at March 31, 2025. The balance outstanding at March 31, 2025 and June 30, 2024 was Rs. Nil. The interest rate for the loan was 14.1% at March 31, 2025 and 22.2% at June 30, 2024.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and a current ratio of 1:1. As of March 31, 2025, NetSol PK was in compliance with this covenant.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 380,000,000 or $1,359,036 and Rs. 380,000,000 or $1,365,384 at March 31, 2025 and June 30, 2024, respectively. The interest rate for the loan was 10.0% and 17.5% at March 31, 2025 and June 30, 2024, respectively.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of March 31, 2025, NetSol PK was in compliance with these covenants.

(7)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 1,300,000,000 or $4,649,333 and Rs. 900,000,000 or $3,233,804, at March 31, 2025 and June 30, 2024, respectively. NetSol PK used Rs. 1,300,000,000 or $4,649,333 and Rs. 700,000,000 or $2,515,181, at March 31, 2025 and June 30, 2024, respectively. The interest rate for the loan was 10.0% and 17.5% at March 31, 2025 and June 30, 2024, respectively.

(8)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of March 31, 2025, NetSol PK used Rs. 5,307,080 or $18,980 which was shown as current. As of June 30, 2024, NetSol PK used Rs. 15,819,683 or $56,842 of which $9,684 was shown as long term and $47,158 as current. The interest rate for the loan was from 22.7% to 24.2% at March 31, 2025 and June 30, 2024.

(9)	The Company’s subsidiary, NetSol Beijing, had a one year, short-term loan facility with Bank of China, secured by a personal guarantee from NetSol Beijing’s General Manager. The facility amount was CNY 3,000,000 or $413,223. NetSol Beijing has paid off this facility during the period ended March 31, 2025. NetSol Beijing used CNY 3,000,000 or $412,655, at June 30, 2024. The interest rate of the loan was 3.8% at March 31, 2025 and June 30, 2024.

(10)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2027. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three months ended March 31, 2025 and 2024.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Following are the aggregate minimum future lease payments under finance leases as of March 31, 2025:

Amount
Minimum Lease Payments
Within year 1	$26,081
Within year 2	93,012
Within year 3	6,431
Total Minimum Lease Payments	125,524
Interest Expense relating to future periods	(25,486)
Present Value of minimum lease payments	100,038
Less: Current portion	(13,238)
Non-Current portion	$86,800

Following are the aggregate future long term debt payments as of March 31, 2025 which consists of “Sale and Leaseback Financing (8)”.

Amount
Loan Payments
Within year 1	$18,980
Within year 2	-
Total Loan Payments	18,980
Less: Current portion	(18,980)
Non-Current portion	$-

NOTE 13 - STOCKHOLDERS’ EQUITY

During the three and nine months ended March 31, 2025, the Company issued nil and 29,124 shares of common stock for services rendered by the independent members of the Board of Directors as part of their board compensation. These shares were valued at the fair market value of $nil and $79,500, respectively. The Company grants share-based compensation to its independent Board of Directors as part of their service compensation. These awards are typically settled in shares under the Company’s equity incentive plan. As of March 31, 2025, the Company did not have a sufficient number of shares available for issuance under the current equity incentive plan to settle the equity portion of the director’s compensation for the period. In accordance with ASC 718 – Compensation – Stock Compensation, the Company has accounted for these awards as a liability and has recorded an accrued liability of $39,750 as of March 31, 2025. The Company will reclassify the liability to equity upon the issuance of shares once additional shares are made available under a new equity incentive plan, or will settle the liability in cash if shares are not issued.

During the three and nine months ended March 31, 2025, the employees of the Company exercised 20,000 and 220,000 options of common stock with an exercise price of $2.15 per share for cash proceeds of $473,000.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# Number of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2024	-	$-
Granted	68,652	$2.62
Vested	(68,652)	$2.62
Unvested, March 31, 2025	-	$-

For the three and nine months ended March 31, 2025, the Company recorded compensation expense of $39,750 and $79,500, respectively. For the three and nine months ended March 31, 2024, the Company recorded compensation expense of $39,750 and $128,300, respectively. The weighted average grant date fair value is determined by the Company’s closing stock price on the grant date.

NOTE 14 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options consisted of the following:

OPTIONS:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2024	250,000	$2.15	0.50
Granted	-	-	-	-
Exercised	(220,000)	2.15	-	-
Expired / Cancelled	(30,000)	2.15	-	-
Outstanding and exercisable, March 31, 2025	-	$-	-	$-

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

The following table presents a summary of identifiable assets as of March 31, 2025 and June 30, 2024:

	As of	As of
	March 31, 2025	June 30, 2024
Identifiable assets:
Corporate headquarters	$978,584	$808,385
North America	7,696,063	6,114,142
Europe	10,981,036	9,410,098
Asia - Pacific	38,487,896	47,853,817
Consolidated	$58,143,579	$64,186,442

The following table presents a summary of revenue streams by segment for the three months ended March 31, 2025 and 2024:

	2025				2024
	License fees	Subscription and support	Services	Total	License fees	Subscription and support	Services	Total

North America	$-	$1,340,088	$2,529,815	$3,869,903	$-	$1,161,417	$203,657	$1,365,074
Europe	1,198	1,215,438	4,678,504	5,895,140	92,925	869,429	2,083,430	3,045,784
Asia-Pacific	-	5,332,834	2,446,080	7,778,914	465,415	5,109,512	5,478,731	11,053,658
Total	$1,198	$7,888,360	$9,654,399	$17,543,957	$558,340	$7,140,358	$7,765,818	$15,464,516

The following table presents a summary of revenue streams by segment for the nine months ended March 31, 2025 and 2024:

	2025				2024
	License fees	Subscription and support	Services	Total	License fees	Subscription and support	Services	Total

North America	$-	$4,208,995	$5,736,842	$9,945,837	$-	$3,454,455	$784,455	$4,238,910
Europe	75,115	3,311,068	8,265,423	11,651,606	101,891	2,457,513	5,520,770	8,080,174
Asia-Pacific	-	17,203,397	8,878,276	26,081,673	4,727,351	14,568,414	13,329,789	32,625,554
Total	$75,115	$24,723,460	$22,880,541	$47,679,116	$4,829,242	$20,480,382	$19,635,014	$44,944,638

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

The following table presents a summary of operating information for the three and nine months ended March 31:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues from unaffiliated customers:
North America	$3,869,903	$1,365,074	$9,945,837	$4,238,910
Europe	5,895,140	3,045,784	11,651,606	8,080,174
Asia - Pacific	7,778,914	11,053,658	26,081,673	32,625,554
	17,543,957	15,464,516	47,679,116	44,944,638
Revenue from affiliated customers
Asia - Pacific	-	-	-	-
	-	-	-	-
Consolidated	$17,543,957	$15,464,516	$47,679,116	$44,944,638

Intercompany revenue
Europe	$(55,939)	$100,315	$149,375	$300,732
Asia - Pacific	5,303,033	2,601,585	13,286,176	8,087,181
Eliminated	$5,247,094	$2,701,900	$13,435,551	$8,387,913

Net income (loss) after taxes and before non-controlling interest:
Corporate headquarters	$(209,221)	$(1,003,157)	$(974,367)	$(2,229,549)
North America	859,320	7,679	1,093,581	(61,546)
Europe	951,208	14,516	(22,468)	(228,303)
Asia - Pacific	233,123	1,296,832	769,187	4,109,146
Consolidated	$1,834,430	$315,870	$865,933	$1,589,748

Depreciation and amortization:
North America	$824	$407	$1,894	$1,305
Europe	41,357	58,469	154,216	179,128
Asia - Pacific	321,322	332,414	945,975	1,170,806
Consolidated	$363,503	$391,290	$1,102,085	$1,351,239

Interest expense:
Corporate headquarters	$13,795	$12,028	$34,246	$24,687
Europe	-	508	12,059	6,984
Asia - Pacific	180,947	277,141	643,042	824,345
Consolidated	$194,742	$289,677	$689,347	$856,016

Income tax expense:
North America	$800	$800	$800	$800
Europe	-	-	-	(93,583)
Asia - Pacific	150,534	145,769	711,965	511,300
Consolidated	$151,334	$146,569	$712,765	$418,517

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

The following table presents a summary of capital expenditures for the nine months ended March 31:

	For the Nine Months
	Ended March 31,
	2025	2024
Capital expenditures:
North America	$17,331	$-
Europe	72,551	592,432
Asia - Pacific	807,861	355,905
Consolidated	$897,743	$948,337

NOTE 16 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at March 31, 2025

NetSol PK	30.24%	$3,971,577
NetSol Innovation	30.24%	(579,525)
NAMECET	30.24%	49,826
NetSol Thai	0.006%	(163)
OTOZ Thai	0.01%	18
OTOZ	0.00%	-
Total		$3,441,733

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2024

NetSol PK	32.38%	$4,679,101
NetSol Innovation	32.38%	137,232
NAMECET	32.38%	(21,014)
NetSol Thai	0.006%	(163)
OTOZ Thai	5.60%	(17,483)
OTOZ	5.59%	(83,255)
Total		$4,694,418

During the quarter ended March 31, 2025, NetSol PK, a majority owned subsidiary of the Company, repurchased 2,690,251 shares of its outstanding common stock from the open market for $1,503,662. The repurchase did not result in a change of control and was therefore accounted for as an equity transaction in accordance with ASC 810-10. Due to this purchase, the non-controlling interest in NetSol PK, NetSol Innovation and NAMECET, decreased from 32.38% at June 30, 2024 to 30.24% at March 31, 2025. The carrying amount of the non-controlling interest was reduced by $1,532,797, and the difference of $29,135 was recognized as an increase in additional paid-in capital in the Company’s consolidated equity.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

During the nine months ended March 31, 2025, the Company acquired the remaining 177,558 minority shares from the OTOZ non-controlling shareholders for $8,878. As a result, the Company’s ownership interest increased, reducing the non-controlling interest from 5.59% to 0.0%. The effective non-controlling interest in Otoz® Thai decreased to 0.01%.

The following schedule discloses the effect on the Company’s equity due to the changes in the Company’s ownership interest in Otoz® and Otoz® Thai.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2025	2024	2025	2024

Net income (loss) attributable to NetSol Transfer to (from) non-controlling interest	$1,423,968	$327,549	$347,721	$766,755
Decrease in paid-in capital for purchase of 177,558 shares of OTOZ Inc common stock	-	-	(103,132)	-
Increase in paid-in capital for purchase of 2,690,251 shares of common stock of NetSol PK from Open Market	29,135	-	29,135	-
Net transfer to (from) non-controlling interest	29,135	-	(73,997)	-
Change from net income (loss) attributable to NetSol and transfer (to) from non-controlling interest	$1,453,103	$327,549	$273,724	$766,755

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

During the three and nine months ended March 31, 2025, the Company recorded an income tax provision of $151,334 and $712,765, respectively. During the three and nine months ended March 31, 2024, the Company recorded an income tax provision of $146,569 and $418,517, respectively.

NOTE 18– SUBSEQUENT EVENTS

The Company’s subsidiary OTOZ Inc. has been merged with NTA effective April 1, 2025. The merger has no financial impact on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended March 31, 2025. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2024, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website and on social media platforms linked to our corporate website. Investors and others can receive notifications of new information posted on our investor relations website by signing up for e-mail alerts. Further corporate governance information, including our committee charters and code of conduct, is also available on our investor relations website at https://ir.netsoltech.com/all-sec-filings. The content of our websites is not intended to be incorporated by reference into this or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Renowned for a deep industry expertise, customer-centric approach and commitment to excellence, NetSol seeks to foster strong partnerships with its clients, ensuring their success in an ever-evolving landscape. With a rich history of innovation, ethical business practices and a focus on sustainability, NetSol is dedicated to empowering businesses worldwide, securing its position as the trusted partner for leading firms around the globe.

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

We are also committed to serving Tier-2 and Tier-3 banks and financial institutions. We understand the unique challenges faced by these institutions, which is why we offer innovative cloud implementation solutions without any license fees, with rapid deployments and with the ability to scale. Further, our out-of-the-box, API-first products are designed to seamlessly integrate into existing systems, providing flexibility and scalability that smaller institutions often need. By prioritizing accessibility and ease of use, we empower smaller financial companies to enhance their service offerings and streamline operations, positioning ourselves as a trusted partner in their digital transformation journey.

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

While our business model is built around the development, implementation and maintenance of our suite of financial applications, we employ the same facilities and competencies to extend our services to related segments, including but not limited to:

●	Information security
●	Digital solutions
●	AI, ML and data analytics
●	Generative AI
●	Policy and strategy
●	Emerging technologies|
●	Cloud services
●	Data engineering

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

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended March 31, 2025:

●	We entered into an agreement with a Chinese leasing company to deploy our Transcend Finance Suite, including Omni POS, Contract Management System, and a customized funding platform compliant with local regulations. The contract is expected to generate approximately $2.7 million in revenues during the contract term.

●	We partnered with Sindbad Management SPC to implement Transcend Finance Platform (Point-of-Sale, Credit Underwriting, Contract Management) under a scalable pricing model, supporting high-value asset financing and regional growth. The contract is expected to generate $1.7 million in revenues during the contract term.

●	We generated $1.1 million through modifications and system enhancements for multiple clients across diverse regions.

●	We secured $1 million in additional revenue for the ongoing Transcend Retail Platform implementation for a U.S. auto manufacturer, driven by customizations to meet their evolving business needs.

●	We amended an agreement with an existing UK/EU client that will provide additional revenue of €3 million, further strengthening the long-term partnership.

●	We hired a Vice President of Artificial Intelligence, who has 15+ years in fintech, insurance, and entertainment, to lead Transcend AI Labs, accelerating our AI-first strategy in asset finance.

●	We announced the go-live of our Transcend Finance platform for the Australian operations of a leading Japanese equipment finance company, building on our existing partnership in New Zealand and enhancing their regional operations with additional digital self-service solutions.

Management has identified the following material trends affecting NetSol.

Positive trends:

●	According to S&P Global Mobility, the forecast for new vehicle sales worldwide in 2025 is 89.6 million units, which is a modest 1.7% year-over-year growth in light vehicle sales.

●	According to S&P Global Mobility and Edmunds, the US automotive sales of new vehicles in 2025 are expected to be around 16.2 million units, which is a 1.2% to 1.4% increase from 2024. This would be the highest annual sales figure since 2019.

●	The annual inflation rate for the U.S. was 2.4% for the 12 months ending March 2025. (USinflationcalculator.com)

●	The U.S. market remains strong and resilient for NetSol to continue investing in building local teams for its core offerings.

●	According to recent forecasts, China’s auto sales in 2025 are expected to reach approximately 32.9 million units representing a 4.7% year-over-year increase. (China Automobile Manufacturers Association)

●	The China Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $65 billion from the originally planned $46 billion, in Pakistan’s energy and infrastructure sectors. In June 2024, China authorized a new $2.3 billion loan at a discounted rate to Pakistan as a short-term loan.

●	The overall size of the mobility market in Europe and the United States is projected to increase over $425 billion combined, by 2035 or a compound CAGR of 5% from 2022. (Deloitte Global Automotive Mobility Market Simulation Tool)

●	The global automotive finance market accounted for $245 billion in 2022 and is expected to more than double by 2035 at a CAGR of 7.4% according to Precedence Research.

Negative trends:

●	The conflict in Gaza has disrupted the entire Middle East region since October 7, 2023. The conflict has expanded to neighboring nations such as Syria, Lebanon and Iran. The unrest and turmoil in the region is viewed unfavorably by the regional business community.

●	General economic conditions in our geographic markets; inflation, geopolitical tensions, including trade wars, tariffs and/or sanctions in geographic areas; and global conflicts or disasters that impact the global economy or one or more sectors of the global economy.

●	The imposition of tariffs on China and threatened tariffs on other US trading partners may affect the price of consumer goods including vehicles amongst others, negatively affecting the profitability of many of our customers.

●	Political, monetary, and economic challenges and a higher inflation rate than other regional countries impacting Pakistan exports.

●	Inflation and higher interest rates globally have greatly increased the cost of doing business, including salaries and benefits worldwide, affecting profitability.

●	War and hostility between Russia and Ukraine continue to foster global economic uncertainty.

●	The geo-political environment in South Asia will continue to influence Pakistan’s economic prospects. Pakistan’s political uncertainty has caused higher inflation with constant pressure on its currency being devalued against the US Dollar. According to a report issued by the World Bank, while marginal economic growth is expected in Pakistan, implementing an ambitious and credibly communicated economic reform plan is critical for a robust economic recovery. There is no guarantee that such reforms will be implemented. See Press Release, dated April 2, 2024, World Bank.

●	The US and EU have placed tariffs on a range of high-tech products from China including the US placing 100% tariffs on EV vehicles and 25% tariffs on EV batteries imported from China. (Center for Strategic and International Studies June 28, 2024). The US imposed additional tariffs on China in February 2025 with retaliatory tariffs from China on US goods.

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2025 Compared to the Quarter Ended March 31, 2024

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024 as a percentage of revenues.

	For the Three Months
	Ended March 31,
	2025	%	2024	%
Net Revenues:
License fees	$1,198	0.0%	$558,340	3.6%
Subscription and support	7,888,360	45.0%	7,140,358	46.2%
Services	9,654,399	55.0%	7,765,818	50.2%
Total net revenues	17,543,957	100.0%	15,464,516	100.0%

Cost of revenues	8,802,184	50.2%	7,989,696	51.7%
Gross profit	8,741,773	49.8%	7,474,820	48.3%
Operating expenses:
Selling, general and administrative	6,883,587	39.2%	5,811,335	37.6%
Research and development cost	304,788	1.7%	345,582	2.2%
Total operating expenses	7,188,375	41.0%	6,156,917	39.8%

Income (loss) from operations	1,553,398	8.9%	1,317,903	8.5%
Other income and (expenses)
Interest expense	(194,742)	-1.1%	(289,677)	-1.9%
Interest income	294,655	1.7%	376,466	2.4%
Gain (loss) on foreign currency exchange transactions	321,622	1.8%	(963,887)	-6.2%
Other income	10,831	0.1%	21,634	0.1%
Total other income (expenses)	432,366	2.5%	(855,464)	-5.5%

Net income before income taxes	1,985,764	11.3%	462,439	3.0%
Income tax provision	(151,334)	-0.9%	(146,569)	-0.9%
Net income	1,834,430	10.5%	315,870	2.0%
Non-controlling interest	(410,462)	-2.3%	11,679	0.1%
Net income attributable to NetSol	$1,423,968	8.1%	$327,549	2.1%

Net income per share:
Net income per common share
Basic	$0.12		$0.03
Diluted	$0.12		$0.03

Weighted average number of shares outstanding
Basic	11,683,408		11,390,888
Diluted	11,683,408		11,430,493

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due to	(Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2025	%	2024	%	Currency	Fluctuation	Reported

Net Revenues:	$17,543,957	100.0%	$15,464,516	100.0%	$2,097,892	$(18,451)	$2,079,441

Cost of revenues:	8,802,184	50.2%	7,989,696	51.7%	(829,393)	16,905	(812,488)

Gross profit	8,741,773	49.8%	7,474,820	48.3%	1,268,499	(1,546)	1,266,953

Operating expenses:	7,188,375	41.0%	6,156,917	39.8%	(1,038,277)	6,819	(1,031,458)

Income (loss) from operations	$1,553,398	8.9%	$1,317,903	8.5%	$230,222	$5,273	$235,495

Net revenues for the three months ended March 31, 2025 and 2024 are broken out among the segments as follows:

	2025		2024
	Revenue	%	Revenue	%

North America	$3,869,903	22.1%	$1,365,074	8.8%
Europe	5,895,140	33.6%	3,045,784	19.7%
Asia-Pacific	7,778,914	44.3%	11,053,658	71.5%
Total	$17,543,957	100.0%	$15,464,516	100.0%

Revenues

License fees

License fees for the three months ended March 31, 2025 were $1,198 compared to $558,340 for the three months ended March 31, 2024 reflecting a decrease of $557,142 with a decrease in constant currency of $557,142. During the three months ended March 31, 2024, we recognized approximately $465,000 related to the additional sale of our NFS Ascent® CMS software to a renowned German auto manufacturer based in China.

Subscription and support

Subscription and support fees for the three months ended March 31, 2025 were $7,888,360 compared to $7,140,358 for the three months ended March 31, 2024 reflecting an increase of $748,002 with an increase in constant currency of $768,805. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended March 31, 2025 was $9,654,399 compared to $7,765,818 for the three months ended March 31, 2024 reflecting an increase of $1,888,581, with an increase in constant currency of $1,863,412. The increase is mainly due to implementation services in the U.S. and Europe.

Gross Profit

The gross profit was $8,741,773, for the three months ended March 31, 2025 compared with $7,474,820 for the three months ended March 31, 2024. This is an increase of $1,266,953 with an increase in constant currency of $1,268,499. The gross profit percentage for the three months ended March 31, 2025 also increased to 49.8% from 48.3% for the three months ended March 31, 2024. The cost of sales was $8,802,184 for the three months ended March 31, 2025 compared to $7,989,696 for the three months ended March 31, 2024 for an increase of $812,488 and on a constant currency basis an increase of $829,393. As a percentage of sales, cost of sales decreased from 51.7% for the three months ended March 31, 2024 to 50.2% for the three months ended March 31, 2025.

Salaries and consultant fees increased by $968,018 from $5,803,910 for the three months ended March 31, 2024 to $6,771,928 for the three months ended March 31, 2025 and on a constant currency basis increased by $982,985. The increase is due to annual salary raises. As a percentage of sales, salaries and consultant expense increased from 37.5% for the three months ended March 31, 2024 to 38.6% for the three months ended March 31, 2025.

Travel expenses were $451,895 for the three months ended March 31, 2025 compared to $799,560 for the three months ended March 31, 2024 for a decrease of $347,665 with a decrease in constant currency of $346,479. As a percentage of sales, travel expense decreased from 5.2% for the three months ended March 31, 2024 to 2.6% for the three months ended March 31, 2025.

Depreciation and amortization expense decreased to $240,444 compared to $250,126 for the three months ended March 31, 2024 or a decrease of $9,682 and on a constant currency basis a decrease of $9,512.

Other costs increased to $1,337,917 for the three months ended March 31, 2025 compared to $1,136,100 for the three months ended March 31, 2024 or an increase of $201,817 and on a constant currency basis an increase of $202,399.

Operating Expenses

Operating expenses were $7,188,375 for the three months ended March 31, 2025 compared to $6,156,917, for the three months ended March 31, 2024 for an increase of $1,031,458 and on a constant currency basis an increase of $1,038,277. As a percentage of sales, it increased from 39.8% to 41.0%. The increase in operating expenses was primarily due to increases in selling and marketing expenses, salaries and wages and provision for doubtful accounts off set by decrease in other general and administrative expenses.

Selling expenses were $2,426,083 for the three months ended March 31, 2025 compared to $1,830,025, for the three months ended March 31, 2024 for an increase of $596,058 and on a constant currency basis an increase of $585,484. The increase is mainly due to increases is salaries and consultants of approximately $427,000, due to annual raises and the hiring of additional marketing personnel. Other marketing expenses increased by approximately $130,000 due to the increase in advertising and marketing events.

General and administrative expenses were $4,457,504 for the three months ended March 31, 2025 compared to $3,981,310 for the three months ended March 31, 2024 or an increase of $476,194 and on a constant currency basis an increase of $493,629. During the three months ended March 31, 2025, salaries increased by $14,558 and increased $21,091 on a constant currency basis, bad debt expense increased $606,795 and increased $616,360 on a constant currency basis, and other general and administrative expenses decreased $145,149 and decreased by $143,822 on a constant currency basis.

Research and development cost was $304,788 for the three months ended March 31, 2025 compared to $345,582, for the three months ended March 31, 2024 for a decrease of $40,794 and on a constant currency basis a decrease of $40,836.

Income/Loss from Operations

Income from operations was $1,553,398 for the three months ended March 31, 2025 compared to $1,317,903 for the three months ended March 31, 2024. This represents an increase of $235,495 with an increase of $230,222 on a constant currency basis for the three months ended March 31, 2025 compared with the three months ended March 31, 2024. As a percentage of sales, income from operations was 8.9% for the three months ended March 31, 2025 compared to 8.5% for the three months ended March 31, 2024.

Other Income and Expense

Other income was $432,366 for the three months ended March 31, 2025 compared to other expense of $855,464 for the three months ended March 31, 2024. This represents an increase in other income of $1,287,830 with an increase of $1,286,923 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended March 31, 2025, we recognized a gain of $321,622 in foreign currency exchange transactions compared to a loss of $963,887 for the three months ended March 31, 2024. During the three months ended March 31, 2025, the value of the U.S. dollar increased 0.3% and the Euro increased 4.5%, compared to the PKR. During the three months ended March 31, 2024, the value of the U.S. dollar and the Euro decreased 0.6% and 2.8%, compared to the PKR.

Non-controlling Interest

For the three months ended March 31, 2025, the net income attributable to non-controlling interest was $410,462, compared to net income of $11,679 for the three months ended March 31, 2024. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net income (loss) attributable to NetSol

The net income was $1,423,968 for the three months ended March 31, 2025 compared to $327,549 for the three months ended March 31, 2024. This is an increase of $1,096,419 with an increase of $1,039,042 on a constant currency basis, compared to the prior year. For the three months ended March 31, 2025, net income per share was $0.12 for basic and diluted shares compared to net income per share of $0.03 for basic and diluted shares for the three months ended March 31, 2024.

Nine Months Ended March 31, 2025 Compared to the Nine Months Ended March 31, 2024

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2025 and 2024 as a percentage of revenues.

	For the Nine Months Ended March 31,
	2025	%	2024	%
Net Revenues:
License fees	$75,115	0.2%	$4,829,242	10.7%
Subscription and support	24,723,460	51.9%	20,480,382	45.6%
Services	22,880,541	48.0%	19,635,014	43.7%
Total net revenues	47,679,116	100.0%	44,944,638	100.0%

Cost of revenues	25,452,890	53.4%	24,132,064	53.7%
Gross profit	22,226,226	46.6%	20,812,574	46.3%
Operating expenses:
Selling, general and administrative	20,921,530	43.9%	17,051,798	37.9%
Research and development cost	998,406	2.1%	1,065,412	2.4%
Total operating expenses	21,919,936	46.0%	18,117,210	40.3%

Income (loss) from operations	306,290	0.6%	2,695,364	6.0%
Other income and (expenses)
Interest expense	(689,347)	-1.4%	(856,016)	-1.9%
Interest income	1,593,594	3.3%	1,259,464	2.8%
Gain (loss) on foreign currency exchange transactions	165,775	0.3%	(1,112,757)	-2.5%
Other income	202,386	0.4%	22,210	0.0%
Total other income (expenses)	1,272,408	2.7%	(687,099)	-1.5%

Net income before income taxes	1,578,698	3.3%	2,008,265	4.5%
Income tax provision	(712,765)	-1.5%	(418,517)	-0.9%
Net income	865,933	1.8%	1,589,748	3.5%
Non-controlling interest	(518,212)	-1.1%	(822,993)	-1.8%
Net income attributable to NetSol	$347,721	0.7%	$766,755	1.7%

Net income per share:
Net income per common share
Basic	$0.03		$0.07
Diluted	$0.03		$0.07

Weighted average number of shares outstanding
Basic	11,531,365		11,369,778
Diluted	11,531,365		11,409,383

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Nine Months				Change in	Change due to	(Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2025	%	2024	%	Currency	Fluctuation	Reported

Net Revenues:	$47,679,116	100.0%	$44,944,638	100.0%	$2,455,162	$279,316	$2,734,478

Cost of revenues:	25,452,890	53.4%	24,132,064	53.7%	(938,612)	(382,214)	(1,320,826)

Gross profit	22,226,226	46.6%	20,812,574	46.3%	1,516,550	(102,898)	1,413,652

Operating expenses:	21,919,936	46.0%	18,117,210	40.3%	(3,473,618)	(329,108)	(3,802,726)

Income (loss) from operations	$306,290	0.6%	$2,695,364	6.0%	$(1,957,068)	$(432,006)	$(2,389,074)

Net revenues for the nine months ended March 31, 2025 and 2024 are broken out among the segments as follows:

	2025		2024
	Revenue	%	Revenue	%

North America	$9,945,837	20.9%	$4,238,910	9.4%
Europe	11,651,606	24.4%	8,080,174	18.0%
Asia-Pacific	26,081,673	54.7%	32,625,554	72.6%
Total	$47,679,116	100.0%	$44,944,638	100.0%

Revenues

License fees

License fees for the nine months ended March 31, 2025 were $75,115 compared to $4,829,242 for the nine months ended March 31, 2024 reflecting a decrease of $4,754,127 with a decrease in constant currency of $4,756,850. During the nine months ended March 31, 2024, we recognized approximately $2,800,000 related to the sale of our NFS Ascent® CMS software to a renowned U.S. auto manufacturer based in China and we recognized approximately $1,142,000 related to the license renewal with an existing customer, and we recognized approximately $465,000 related to the additional sale of our NFS Ascent® CMS software to a renowned German auto manufacturer based in China.

Subscription and support

Subscription and support fees for the nine months ended March 31, 2025 were $24,723,460 compared to $20,480,382 for the nine months ended March 31, 2024 reflecting an increase of $4,243,078 with an increase in constant currency of $4,139,874. The increase includes a one-time catch up of approximately $1,693,000 from five of our customers. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the nine months ended March 31, 2025 was $22,880,541 compared to $19,635,014 for the nine months ended March 31, 2024 reflecting an increase of $3,245,527 with an increase in constant currency of $3,003,158. The increase is mainly due to implementation services in the U.S. and Europe.

Gross Profit

The gross profit was $22,226,226, for the nine months ended March 31, 2025 compared with $20,812,574 for the nine months ended March 31, 2024. This is an increase of $1,413,652 with an increase in constant currency of $1,516,550. The gross profit percentage for the nine months ended March 31, 2025 slightly increased to 46.6% from 46.3% for the nine months ended March 31, 2024. The cost of sales was $25,452,890 for the nine months ended March 31, 2025 compared to $24,132,064 for the nine months ended March 31, 2024 for an increase of $1,320,826 and on a constant currency basis an increase of $938,612. As a percentage of sales, cost of sales slightly decreased from 53.7% for the nine months ended March 31, 2024 to 53.4% for the nine months ended March 31, 2025.

Salaries and consultant fees increased by $2,024,684 from $17,665,415 for the nine months ended March 31, 2024 to $19,690,099 for the nine months ended March 31, 2025 and on a constant currency basis increased by $1,732,630. The increase is due to annual salary raises. As a percentage of sales, salaries and consultant expense increased from 39.3% for the nine months ended March 31, 2024 to 41.3% for the nine months ended March 31, 2025.

Travel expenses were $1,624,008 for the nine months ended March 31, 2025 compared to $2,207,999 for the nine months ended March 31, 2024 for a decrease of $583,991 with a decrease in constant currency of $606,561. As a percentage of sales, travel expense decreased from 4.9% for the nine months ended March 31, 2024 to 3.4% for the nine months ended March 31, 2025.

Depreciation and amortization expense decreased to $706,876 compared to $907,483 for the nine months ended March 31, 2024 or a decrease of $200,607 and on a constant currency basis a decrease of $213,640.

Other costs increased to $3,431,907 for the nine months ended March 31, 2025 compared to $3,351,167 for the nine months ended March 31, 2024 or an increase of $80,740 and on a constant currency basis an increase of $26,183.

Operating Expenses

Operating expenses were $21,919,936 for the nine months ended March 31, 2025 compared to $18,117,210, for the nine months ended March 31, 2024 for an increase of $3,802,726 and on a constant currency basis an increase of $3,473,618. As a percentage of sales, it increased from 40.3% to 46.0%. The increase in operating expenses was primarily due to increases in selling and marketing expenses, salaries and wages, provision for doubtful accounts, and other general and administrative expenses.

Selling expenses were $7,380,679 for the nine months ended March 31, 2025 compared to $5,323,400, for the nine months ended March 31, 2024 for an increase of $2,057,279 and on a constant currency basis an increase of $1,952,658. The increase is mainly due to increases is salaries and consultants of approximately $1,447,000, due to annual raises and the hiring of additional marketing personnel. Travel expenses increased by approximately $274,000. Other marketing expenses increased by approximately $345,000 due to the increase in marketing events.

General and administrative expenses were $13,540,851 for the nine months ended March 31, 2025 compared to $11,728,398 for the nine months ended March 31, 2024 or an increase of $1,812,453 and on a constant currency basis, an increase of $1,608,601. During the nine months ended March 31, 2025, salaries increased by approximately $577,390 and increased $493,440 on a constant currency basis, bad debt expense increased $1,052,776 and $1,046,603 on a constant currency basis, and other general and administrative expenses increased approximately $182,287 or increased by $68,558 on a constant currency basis.

Research and development cost was $998,406 for the nine months ended March 31, 2025 compared to $1,065,412, for the nine months ended March 31, 2024 for a decrease of $67,006 and on a constant currency basis, a decrease of $87,641.

Income/Loss from Operations

Income from operations was $306,290 for the nine months ended March 31, 2025 compared to $2,695,364 for the nine months ended March 31, 2024. This represents a decrease of $2,389,074 with a decrease of $1,957,068 on a constant currency basis for the nine months ended March 31, 2025 compared with the nine months ended March 31, 2024. As a percentage of sales, income from operations was 0.6% for the nine months ended March 31, 2025 compared to 6.0% for the nine months ended March 31, 2024.

Other Income and Expense

Other income was $1,272,408 for the nine months ended March 31, 2025 compared to other expense of $687,099 for the nine months ended March 31, 2024. This represents an increase in other income of $1,959,507 with an increase of $1,924,932 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions and interest income. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the nine months ended March 31, 2025, we recognized a gain of $165,775 in foreign currency exchange transactions compared to a loss of $1,112,757 for the nine months ended March 31, 2024. During the nine months ended March 31, 2025, the value of the U.S. dollar increased 0.5% and the Euro increased 1.5%, compared to the PKR. During the nine months ended March 31, 2024, the value of the U.S. dollar and the Euro decreased 3.2% and 4.0%, respectively, compared to the PKR. During the nine months ended March 31, 2025, interest income was $1,593,594 compared to $1,259,464 for the nine months ended March 31, 2024, for an increase of $334,130 and on constant currency basis an increase of $291,791. The increase in interest income was driven by a higher balance of interest-bearing funds during the period.

Non-controlling Interest

For the nine months ended March 31, 2025, the net income attributable to non-controlling interest was $518,212, compared to $822,993 for the nine months ended March 31, 2024. The decrease in non-controlling interest is primarily due to the decrease in net income of NetSol PK.

Net income (loss) attributable to NetSol

The net income was $347,721 for the nine months ended March 31, 2025 compared to $766,755 for the nine months ended March 31, 2024. This is a decrease in net income of $419,034 with a decrease of $277,415 on a constant currency basis, compared to the prior year. Net income for basic and diluted shares was $0.03 and $0.07 for the nine months ended March 31, 2025 and 2024, respectively.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and nine months ended March 31, 2025 and 2024 are as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024

Net Income (loss) attributable to NetSol	$1,423,968	$327,549	$347,721	$766,755
Non-controlling interest	410,462	(11,679)	518,212	822,993
Income taxes	151,334	146,569	712,765	418,517
Depreciation and amortization	363,503	391,290	1,102,085	1,351,239
Interest expense	194,742	289,677	689,347	856,016
Interest (income)	(294,655)	(376,466)	(1,593,594)	(1,259,464)
EBITDA	$2,249,354	$766,940	$1,776,536	$2,956,056
Add back:
Non-cash stock-based compensation	39,750	149,088	134,884	260,875
Adjusted EBITDA, gross	$2,289,104	$916,028	$1,911,420	$3,216,931
Less non-controlling interest (a)	(510,908)	(106,480)	(718,218)	(1,216,091)
Adjusted EBITDA, net	$1,778,196	$809,548	$1,193,202	$2,000,840

Weighted Average number of shares outstanding
Basic	11,683,408	11,390,888	11,531,365	11,369,778
Diluted	11,683,408	11,430,493	11,531,365	11,409,383

Basic adjusted EBITDA	$0.15	$0.07	$0.10	$0.18
Diluted adjusted EBITDA	$0.15	$0.07	$0.10	$0.18

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$410,462	$(11,679)	$518,212	$822,993
Income Taxes	41,891	43,852	214,892	155,636
Depreciation and amortization	87,504	97,027	269,185	348,143
Interest expense	54,461	89,738	202,289	266,922
Interest (income)	(83,410)	(115,021)	(491,422)	(387,690)
EBITDA	$510,908	$103,917	$713,156	$1,206,004
Add back:
Non-cash stock-based compensation	-	2,563	5,062	10,087
Adjusted EBITDA of non-controlling interest	$510,908	$106,480	$718,218	$1,216,091

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $18,774,739 at March 31, 2025, compared to $19,127,165 at June 30, 2024.

Net cash provided by operating activities was $6,315 for the nine months ended March 31, 2025 compared to net cash used in operating activities of $3,602,677 for the nine months ended March 31, 2024. At March 31, 2025, we had current assets of $42,411,540 and current liabilities of $18,738,636. We had accounts receivable of $5,443,498 at March 31, 2025 compared to $13,049,614 at June 30, 2024. We had revenues in excess of billings of $15,424,896 at March 31, 2025 compared to $13,638,547 at June 30, 2024 of which $697,486 and $954,029 is shown as long-term as of March 31, 2025 and June 30, 2024, respectively. The long-term portion was discounted by $97,285 and $152,446 at March 31, 2025 and June 30, 2024, respectively, using the discounted cash flow method with interest rates ranging from 7.3% to 17.5%. During the nine months ended March 31, 2025, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $5,819,767 from $26,688,161 at June 30, 2024 to $20,868,394 at March 31, 2025. At March 31, 2025 and June 30, 2024, accounts payable and accrued expenses were $7,097,343 and $8,232,842, respectively. At March 31 2025 and June 30, 2024 the current portions of loans and lease obligations were $8,459,991 and $6,276,125, respectively.

The average days sales outstanding for the nine months ended March 31, 2025 and 2024 were 137 and 147 days, respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $843,044 for the nine months ended March 31, 2025, compared to $822,451 for the nine months ended March 31, 2024. We had purchases of property and equipment of $897,743 compared to $948,337 for the nine months ended March 31, 2024.

Net cash provided by financing activities was $866,299 for the nine months ended March 31, 2025, compared to $33,612 for the nine months ended March 31, 2024. During the nine months ended March 31, 2025, we received bank proceeds of $2,451,256 compared to $340,847 during the nine months ended March 31, 2024. During the nine months ended March 31, 2025, we had net payments for bank loans and finance leases of $247,496 compared to $307,235 for the nine months ended March 31, 2024. Employees of the Company exercised 220,00 options of common stock for $473,000. NetSol PK, a subsidiary of the Company, paid a dividend of $306,799 to the non-controlling shareholders. NetSol PK purchased 2,690,251 shares of its common stock from the open market for $1,503,662. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 12 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of March 31, 2025, we had approximately $18.8 million of cash, cash equivalents and marketable securities of which approximately $17.8 million is held by our foreign subsidiaries. As of June 30, 2024, we had approximately $19.1 million of cash, cash equivalents and marketable securities of which approximately $18.2 million is held by our foreign subsidiaries.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reduced reliance on external capital raise.

As a growing company, we have on-going capital expenditure needs based on our short term and long-term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing $1.5 million for APAC, the U.S. and Europe’s new business development activities and infrastructure enhancements, which we expect to provide from current operations.

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($389,610) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 600 million ($2,145,846) and a running finance facility of Rupees 4.1 million ($14,488). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 1.3 billion ($4,649,333). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($1,359,036) from Samba Bank Limited. During the loan tenure, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

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

Recent escalation of hostilities between India and Pakistan may lead to instability in the region impacting our subsidiary in Lahore, Pakistan. While the Company has instituted disaster recovery plans and created redundancies in operations and delivery, hostilities directly affecting Lahore could have a negative impact on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2025, none of the Company’s directors or officers have adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended. The Company’s insider trading policy is contained in our Code of Ethics, which has been filed as an exhibit to our Form 10K and is available on our website at https://ir.netsoltech.com/governance-docs.

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

NETSOL TECHNOLOGIES, INC.

Date:	May 14, 2025	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	May 14, 2025	/s/Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 53