Form 10-K
period 2025-06-30
NETSOL TECHNOLOGIES INC
filed 2025-09-29
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $25,936,035 based upon the closing price of the stock as reported on NASDAQ Capital Market ($2.62 per share) on December 31, 2024, the last business day of the registrant’s second quarter. As of September 18, 2025, there were 12,724,571 shares issued and 11,785,540 outstanding of its $.01 par value Common Stock and no Preferred Stock was outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

TABLE OF CONTENTS AND CROSS REFERENCE SHEET

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the development of the company’s products and services and future operation results, including statements regarding the company that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “anticipate,” “intend,” variations of such words, and similar expressions, identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the company’s actual results include the progress and costs of the development of products and services and the timing of the market acceptance. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, “NETSOL,” “the company”, “we”, “our,” and similar terms include NETSOL Technologies, Inc. and its subsidiaries, unless the context indicates otherwise.

PART 1

ITEM 1 - BUSINESS

GENERAL OVERVIEW

NETSOL Technologies’ solutions and services enable original equipment manufacturers (OEMs), dealerships and financial institutions to sell, finance and lease assets. The company serves customers across over 30 countries. NETSOL has been at the cutting edge of technology, pioneering innovations with its asset finance solutions and leveraging advanced AI and cloud services to meet the complex needs of the global market. Renowned for its deep industry expertise, customer-centric approach and commitment to excellence, NETSOL fosters strong partnerships with its clients, ensuring their success in an ever-evolving landscape. With a rich history of innovation, ethical business practices and a focus on sustainability, NETSOL is dedicated to empowering businesses worldwide, securing its position as the trusted partner for leading firms around the globe.

NETSOL’s primary sources of revenues have been licensing, subscriptions, modification, enhancement and support of its suite of financial applications to leading businesses in the global finance and leasing space as well as automotive digital retail.

The Company’s clients include blue-chip organizations, Dow Jones 30 Industrials, Fortune 500 companies, global vehicle manufacturers through their captive finance companies (“auto captives”), unrelated automotive finance companies (“non-captives”), equipment finance and leasing companies, automotive and equipment OEMs, commercial lenders, dealers, brokers, banks and other financial institutions – all of which are serviced by NETSOL’s strategically located support and delivery centers across the globe.

Founded in 1996, NETSOL is headquartered in Encino, California. The company follows a global strategy for sales and delivery of its portfolio of solutions and services through its offices in the following locations:

■	North America	Encino, California and Austin, Texas
■	Europe	London and Horsham
■	Asia Pacific	Sydney, Bangkok, Beijing, Tianjin, Jakarta, Lahore and Karachi
■	Middle East	Dubai

OUR BUSINESS

Company Business Model

NETSOL specializes in providing AI-powered, scalable and customizable technology solutions primarily to the global asset finance and leasing industry. The Company also empowers OEMS, dealer groups and dealerships with a digital retail platform that transforms how they sell, finance and deliver cars. Our value proposition lies in delivering innovative technologies that enhance operational efficiency and productivity. Further, NETSOL also provides a range of services that are not limited to the financial services industry. We reach our customers through a combination of direct sales efforts, strategic partnerships with associations, a robust online presence, participation in industry events and a variety of targeted marketing channels.

The Company generates its core revenue from the following primary sources: (1) software licenses, (2) services, which include implementation and consulting services, and (3) subscription and support, which includes post contract support, of its enterprise technology solutions for the industry. The Company offers its solutions using the same underlying technology via two models: a traditional on-premises licensing model and a subscription model.

The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the subscription delivery model, the Company provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software or solution(s).

Expertise

Our expertise in enterprise technology and financial application development has positioned us as a global player in AI-powered asset finance and digital retail solutions, enabling us to establish a strong footprint across key markets in North America, Europe and Asia-Pacific.

Domain Experience

NETSOL is a dynamic leader and has been able to accumulate a wealth of experience in the global asset finance and leasing industry alongside the automotive digital retail space. We have built a large knowledge base which is regularly refined and updated to ensure the most up-to-date, best practices and business solutions for the benefit of our clients and partners. We have a strong presence in the captive asset-finance market. We have had continual operations for over two and a half decades in Asia Pacific and Europe and over four decades in North America.

Proximity with Global and Regional Customers

We have offices across the world located strategically to maintain close contact and proximity with our customers in various key markets. This has not only helped us strengthen our customer relationships but also build a deeper understanding of local market dynamics. Simultaneously, we are able to extend services and support development through a combination of onsite and offsite resources. This approach has allowed us to offer blended rates to our customers by employing a unique and cost-effective global development model.

Our global operations are broken down into the following primary regions: North America, Europe, Asia Pacific and the Middle East. All of the subsidiaries are seamlessly integrated to function effectively with global delivery capabilities, cross selling to multinational asset finance companies, automotive and equipment OEMs, auto captives, commercial lenders, dealers, brokers, banks and other financial institutions, leveraging the centralized marketing and pre-sales organization, and a network of employees connected across the globe to support local and global customers and partners.

OUR PRODUCTS AND SERVICES

Built on cutting-edge, modern technology, NETSOL’s unified Transcend™ Platform is an AI-powered asset finance and digital retail solution for automotive and equipment OEMs, auto captives, commercial lenders, dealers, brokers and financial institutions.

Our solutions are designed and developed for highly flexible settings and are capable of dealing with multinational, multi-company, multi-asset, multi-lingual, multi-distributor and multi-manufacturer environments. They empower our customers to effectively manage their complex operations, enabling them to thrive in hyper-competitive global markets.

PRODUCTS AND SERVICES: TRANSCEND™ PLATFORM

The Transcend™ Platform, powered by NETSOL, is an AI-driven unified ecosystem that revolutionizes how assets are sold, financed and leased. Designed to automate and optimize every step - from sales, to originations, to servicing, Transcend™ leverages AI and ML to drive predictive insights and smarter decision-making.

Transcend™ Retail

We revolutionize auto and equipment retail with a fully digital, integrated platform that simplifies the entire customer journey. From online purchasing to finance approval, Transcend™ Retail offers advanced retail and mobility solutions that keep dealerships and OEMs at the cutting edge of consumer expectations.

Transcend™ Finance

We streamline finance and leasing operations with a comprehensive solution for originations, servicing and wholesale finance. Transcend™ Finance empowers automotive and equipment OEMs, auto captives, commercial lenders, dealers, brokers and financial institutions with end-to-end visibility and control, ensuring seamless workflows and accelerated business outcomes.

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

Transcend™ Marketplace

Transcend™ Marketplace offers a suite of flexible, component-based solutions that integrate seamlessly with the customer’s existing infrastructure. Transcend™ Marketplace contains modular, API-first solutions that address every aspect of finance and leasing using tools for calculations, document generation, loan origination and lending configurations.

Flex™

Flex is an application program interface (API)-first, ready-to-use calculation and quotation engine. It is a one-stop solution that guarantees precise calculations at all stages of the contract lifecycle through various calculation types. All the calculations are parameter-driven, which helps perform simple, multi-dimensional or complex calculations based on the needs of a business. Flex™ has a lightning-fast onboarding process, which can take place in mere minutes.

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

Index™

Index™ is a cloud-based parameter storage that smoothly runs all of a company’s core lending operations. It is an accumulation of all the master setups, including asset catalog and inventory, programs, rates and profiles for lenders, dealers and multiple partners, in one centralized location for all business types. IndexTM can enhance delivery efficiency and program management for easy integration into all systems.

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

Lane™

Lane™ offers a feature-rich, end-to-end order management system for asset leasing and loans as well as credit companies. Our platform covers all aspects, from conducting end-to-end sales to performing dealer and partner-related tasks and marketing-related activities. The system offers a variety of dashboards that provide vital information for dealers and partners while enabling quick order management and providing a way for users to record and submit a complete credit application for their clients.

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

Intermediary portals:

Broker portals

Efficiency and effectiveness are paramount for any broker. Managing disparate systems and processes can be cumbersome and time-consuming, often leading to inefficiencies and missed opportunities. NETSOL offers a solution to these challenges by consolidating disparate processes into a single unified interface, revolutionizing the way a brokerage operates.

Lender portals

NETSOL’s lender-specific portals are designed to transform the lending process by enhancing risk management and driving profitability. Our advanced tools not only streamline loan origination but also facilitate seamless communication and collaboration with the lending ecosystem. We empower a company’s lending process with intuitive and efficient lender portals designed for a seamless user experience.

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

IMPLEMENTATION PROCESS

The implementation process of our technology can span up to fifteen months depending upon the methodology, complexity and scope. The implementation process may also include related software services such as configuration, data migration, training, gaps development and any other additional third-party interfaces. Even after implementation, customers regularly seek enhancements and additions to improve their business processes and have changing requirements addressed at mutually agreed rates.

Post implementation, our consultants may remain at the client site to assist the customer with smooth operations. After this phase, the regular maintenance and support services phase for the implemented technology begins in exchange for agreed subscriptions or support fees. In addition to the daily rate paid by the customer for each consultant engaged, the customer also pays for all visa and transportation-related expenses, boarding of the consultants and a living allowance. Our involvement in all the above steps is suitably priced to bring value to our customers and increase our profitability.

Cloud-enabled solutions are offered via seamless and rapid deployments. The swift speed of implementation for our cloud-ready products enables businesses to be more responsive and attain a competitive advantage. For example, certain API-first, SaaS products of ours via TranscendTM Marketplace can be integrated into a customer’s ecosystem within mere minutes.

PRICING AND REVENUE STREAMS

Our revenue streams are the outcome of the following four main areas:

■	Product licensing
■	Subscription-based pricing
■	Implementation and customization-related services
■	Post implementation, support-related services

License fees can range up to a multi-million-dollar fee for single or multiple module implementations. License revenue is realized with traditional, non-SaaS-based agreements, whereas SaaS-based agreements do not contain license fees and are offered via flexible, value-driven, subscription-based pricing. There are various attributes which determine the level of pricing complexity, a few of which are: number of contracts, size of the portfolio, IT budgets, business strategy of the customer, internal business processes followed by the customer, number of business users, amount of customization required, the complexity of data migration and branch network of the customer.

We recognize revenue from license contracts when the software has been delivered to the customer. Implementation-related services, including customization, configuration, data migration, training and third-party interfaces are recognized as the services are performed. Post-implementation support services are then provided on a continued basis. The annual support fee, typically an agreed upon percentage of overall monetary value of the license, then becomes an ongoing revenue stream realized yearly. Revenue from software services includes fixed price and time, and materials-based contracts and is recognized as the services are performed.

In order to avoid lumpiness in our revenues and to ensure a predictable revenue base over coming years, the business has shifted to a pricing strategy whereby the business offers its cloud-ready products at SaaS/subscription-based pricing models. Rapid deployments coupled with affordable prices/payment schedules is expected to lead the business towards volume-based selling. Moreover, this value-driven pricing plan is intended to decrease the initial buy-in cost for new customers by eliminating heavy license fees, reducing the sales cycles and providing an alternative to current customers seeking lower software usage and maintenance costs.

MARKETING AND SELLING

Our global marketing activities aim to establish and maintain a strong preference and loyalty for NETSOL and its offerings. Marketing activities are conducted both at the global and regional levels. The Global Marketing department oversees all communication, advertising, public relations and manages all digital platforms, including the Company’s website, social media channels and partnerships within the industry.

As part of our lead-generation activities, our regional representatives represent NETSOL as the Company sponsors, exhibits at, and attends annual industry-leading conferences, conventions, seminars, summits and other events. The company maintains its presence at these events to demonstrate our product and service offerings and for important networking purposes. NETSOL also takes part in webinars, podcasts and holds private briefings with associations and individual companies.

GROWTH PROSPECTS

We are eyeing key international markets for growth in sales for NETSOL’s Transcend™ Platform. Our sales strategy not only focuses on expansion into new geographic markets, but within existing markets into new verticals with targeting of Tier 2 and Tier 3 prospects as well.

Growth in North America and Europe is expected to come from the potential market for replacement of legacy systems as well as acquisition of new customers. Our finance and leasing platform Transcend™ Finance is aimed at providing a highly flexible and robust solution based on the latest technology and advanced architecture for North American and European customers looking to replace their legacy systems. We believe that the product can provide substantial competitive disruption to the market’s lagging technology provided by incumbent vendors. The existing customer base may also represent latent demand for increased service and support revenues by offering business process optimization, customization and upgrade services. With a market-ready product with successful implementations, the prospects for Transcend™ Finance in the regions are positive.

Further traction in North America and Europe will come from Transcend™ Finance deployed on the cloud, which will continue to allow catering to not only larger organizations, but also small and medium sized companies. Currently, in the United Kingdom, a number of banks and other financial institutions are utilizing our Transcend™ Marketplace solutions offered via subscription-based pricing and swift deployments.

Our product strategy has grown significantly in recent years, which includes the recent launch of our broker and lender portals, which marks a key step forward in delivering more value to our partners.

Growth in our traditionally strong base in Asia Pacific is expected through diversification across market segments to include new customers in related banking and commercial lending areas. At the same time, the existing customer base is tapped for increased service and support revenues by offering enhanced features and new solutions to emerging customer needs. In addition, there is also potential for Transcend™ Finance in Asia Pacific in the form of existing customers who are looking for replacement of their current system. In China, we are a leader in the auto finance enterprise solution domain. We will continue strengthening our position within existing multinational auto manufacturers, as well as local Chinese captive finance and leasing companies. It is pertinent to mention that these Chinese automakers and finance companies are growing rapidly outside of the country and that our solutions assist them in this growth. Our sales strategy focuses on supporting Chinese manufacturers in expanding their presence in the EU and other regions of APAC.

We believe our digital retail platform presents significant growth opportunities in the evolving digital marketplace. Transcend™ Retail is currently used by major customers in the United States, including some of the largest and most recognized dealership networks. We foresee further adoption of the platform in the region. Our digital retail solution transforms how OEMs, dealer groups and dealerships sell, finance and deliver cars, enabling them to provide personalized, fast and transparent car-buying experiences across all digital and in-store touchpoints.

Beyond our products, we also anticipate demand for our services that empower our clients to excel in the competitive global economy. Through Transcend™ Consultancy, we offer expertise across critical areas such as information security, data engineering and cloud services, helping businesses design tailored solutions for innovation and growth.

THE MARKETS

We deliver our comprehensive suite of technology solutions and services across major markets worldwide, positioning ourselves as a leading provider in the financial services, and particularly, the global asset finance and leasing sector. Leveraging our extensive global footprint, we offer scalable and innovative solutions tailored to meet the unique needs of clients in diverse geographic regions. Our strategic presence in key markets enables us to effectively address local regulations and market dynamics, thereby enhancing customer satisfaction and fostering long-term partnerships.

PEOPLE AND CULTURE

We believe that our growth and success are attributable in large part to the high caliber of our global team and our commitment to maintain the values on which our success has been based. We support gender diversity on a global basis. We are an equal opportunity employer with a large workforce of approximately 1460 employees, promoting a culture of diversity and inclusion.

NETSOL stands as a beacon of innovation, excellence and dedication to customer success. We value transparency and integrity, ensuring that honesty guides our interactions. We are renowned for innovation, expertise and a customer-centric approach.

We believe we should give back to the community and our employees as much as possible. Certain subsidiaries are located in regions where basic services are not readily available. Where possible, we act to not only improve the quality of life of our employees, but also the standard of living in these regions. Examples of such programs are as follows:

Literacy program: Launched to educate children of our support staff, the main objective of this program is to enable them to acquire basic reading, writing and arithmetic skills.

Higher education and science and research institutions: In order to support higher education in Pakistan, we have contributed endowments to NUST, Forman Christian College and a few other universities who are focused on science and engineering.

Noble cause fund: A noble cause fund has been established to meet medical and education expenses of the children of our support staff. Our employees voluntarily contribute a fixed amount every month to the fund and NETSOL matches the employee subscriptions with an equivalent contribution amount. A portion of this fund is also utilized to support social needs of certain institutions and individuals outside of NETSOL.

Preventative health care program: In addition to the comprehensive outpatient and in-patient medical benefits, preventive health care has also been introduced. This phased program focuses on vaccination of our employees against such diseases as Hepatitis – A/B, Tetanus, Typhoid, Flu and COVID-19 on a routine basis.

There is significant competition for employees with the skills required to perform the services we offer. We run an elaborate training program for different cadres of employees to cover technical skills and business domain knowledge alongside communication, management and leadership skills. We believe we have been successful in our efforts to attract and retain the highest level of talent available, partly because of our emphasis on core values, training and professional growth. We intend to continue to recruit, hire and promote employees who share our vision.

COMPETITION

A number of companies offer products and services that overlap and are competitive with those offered by us. Some of NETSOL’s main competitors for its finance and leasing technology include Alfa, Constellation Financial Software, FIS Global, LTI Technology Solutions, Odessa, Solifi, Soft4 and Sopra Banking Software. The Company’s competitors for digital retail include Tekion and CDK Global. Most of our major competitors are based in North America and Europe, with a smaller presence in APAC and the Middle East.

CUSTOMERS

NETSOL’s solutions and services cater to a broad spectrum of finance and leasing businesses, from automotive captive finance companies to equipment finance and leasing companies to large regional banks, as well as its customers for digital retail, including OEMs, dealer groups and dealerships.

A number of NETSOL’s customers include world renowned auto manufacturers through their finance arms. NETSOL is a strategic business partner for Daimler and BMW (which consists of a group of many companies in different countries), which accounts for approximately 19.1% and 16.1%, respectively, of our revenue for our fiscal year ended June 30, 2025. Other globally renowned auto captives that are customers of the company include Toyota, Nissan, Ford and FIAT.

Other customers include equipment finance and leasing companies, banks and other financial institutions worldwide. Some of these clients include MINI Financial Services, BMO, Bank of Hawaii, First Hawaiian Leasing, Genpact, SCI Lease Corp, Aldermore, Investec, Close Brothers, Haydock Finance, Charles and Dean, Maple Commercial Finance, among many others.

Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on form 10-K. See note 17 of Notes to Consolidated Financial Statements under Item 8.

INTELLECTUAL PROPERTY

NETSOL relies upon a combination of non-disclosure and other contractual arrangements, as well as common law trade secret, copyright and trademark laws to protect its proprietary rights. NETSOL enters into confidentiality agreements with its employees, generally requires its consultants and clients to enter into these agreements, and limits access to and distribution of its proprietary information. The NETSOL “N” logo and name has been copyrighted and trademark registered in Pakistan. The NETSOL “N” logo has been registered with the U.S. Patent and Trademark Office. NFS Ascent® has been registered with the U.S. Patent and Trademark Office. OTOZ® was registered with the U.S. Patent and Trademark Office. The Company intends to trademark and copyright its intellectual property as necessary and in the appropriate jurisdictions.

GOVERNMENTAL APPROVAL AND REGULATION

Current Company operations do not require specific governmental approvals. Like all companies, including those with multinational subsidiaries, we are subject to the laws of the countries in which we maintain subsidiaries and conduct operations. Governments in which our subsidiaries are located, including our largest subsidiary in Pakistan, may require approval for the repatriation of investments.

AVAILABLE INFORMATION

Our website is located at https://netsoltech.com/ and our investor relations website is located at https://ir.netsoltech.com. The following filings are available through our investor relations website after we file with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statements for our annual meetings of stockholders. These filings are also available for download free of charge on our investor relations website. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements and other ownership related filings. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website by signing up for e-mail alerts. Further corporate governance information, including our committee charters and code of conduct, is also available on our investor relations website at https://netsoltech.com/about-us/csr. The content of our websites is not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC and any references to our websites are intended to be inactive textual references only.

ITEM 1A - RISK FACTORS

Pakistan

The political and economic environment in Pakistan may negatively affect our business.

Despite a recent general election, the government remains unstable. The political unsteadiness delays governmental functions. If such unsteadiness continues in the long term, it could result in difficulty in necessary interactions with the government as it relates to government contracts and personnel access to necessary government functions. While there is no guarantee, we anticipate that the new government policies may lead to macroeconomic stability.

While the devaluation of the Pakistan Rupee in comparison to the US Dollar has stabilized, the higher-than-average inflation rate in Pakistan may continue to negatively impact our largest subsidiary and accordingly the Company’s financials as a whole.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 1C – CYBERSECURITY

Cybersecurity Risk Management and Strategy

We face various cyber risks, including, but not limited to, risks related to unauthorized access, misuse, customer data theft, computer viruses, system disruptions, ransomware, malicious software and other intrusions. We utilize a multilayered, proactive approach to identify, evaluate, mitigate and prevent potential cyber and information security threats through our cybersecurity risk management program 24/7. Our cybersecurity risk management program is designed to identify, assess, prioritize and mitigate risks across the organization to enhance our resilience and support the achievement of our strategic objectives. This integrated approach helps ensure that cyber risks are not viewed in isolation, but are assessed, prioritized and managed in alignment with the Company’s operational, financial and strategic risks, assisting the Company in more effectively managing interdependencies among risks and enhancing risk mitigation strategies.

We devote resources to protecting the security of our computer systems, software, networks and other technology assets. Our efforts are designed to adapt to the evolution of information security risks and appropriate best practices and include physical, administrative and technical safeguards. Our cybersecurity risk management program is designed to help coordinate the Company’s identification of response to and recovery from cybersecurity incidents across all consolidated entities. This includes rapid identification, assessment, investigation and remediation of incidents, as well as complying with applicable legal obligations, communicated promptly and effectively.

Our internal audit team assesses regularly the effectiveness of our internal controls relating to cybersecurity and updates as necessary. Our management team also engages, at times when needed, certain outside advisors and consultants to assist in the identification, oversight, evaluation and management of cybersecurity risks, as well as to advise on specific topics. As part of our overall risk mitigation strategy, the Company also maintains cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

We have various processes and procedures in place to evaluate cybersecurity threats associated with third parties. We have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, performance, results of our operations, or financial condition.

Cybersecurity Governance and Oversight

The Company’s cybersecurity risk management program is supervised by our Senior Manager of Information Security (SMIS), who reports directly to the Company’s Chief Operating Officer (“COO”) in Pakistan. The SMIS and his team are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our current SMIS received his bachelor’s in computer sciences and has over 20 years of cybersecurity experience, including relevant prior senior leadership experience at our Company. Furthermore, he has also achieved globally recognized information security certifications, including CISSP (Certified Information Systems Security Professional), CISA (Certified Information Systems Auditor), CISM (Certified Information Security Manager), CRISC (Certified in Risk and Information Systems Control), CompTIA Security+, ISO 27001 Lead Auditor, CEH (Certified Ethical Hacker), CHFI (Computer Hacking Forensic Investigator), among others.

The SMIS attends and is invited to all Company Cybersecurity Committee meetings, a cross-functional management committee that drives awareness, ownership and alignment across broad governance for effective cybersecurity risk management. The Cybersecurity Committee is composed of senior leaders from our legal, information technology, cybersecurity, and audit sections. Subject matter experts are also invited, as appropriate. The Cybersecurity Committee meets at least quarterly and has responsibility for oversight and validation of the Company’s cybersecurity strategic direction, risks and threats, priorities, and resource allocation. The SMIS and his team, as well as the Cybersecurity Committee, are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in accordance with the Company’s cyber incident response plan.

The Board of Directors receives regular reports from the SMIS and Cybersecurity Committee on, among other things, the Company’s cyber risks and threats, the status of projects to strengths of the Company’s information security systems, assessments of the Company’s security program, insurance, and the emerging threat landscape. In accordance with our cyber incident response plan, the Cybersecurity committee s promptly informed by SMIS’s team of cybersecurity incidents that could adversely affect the Company or its information systems and is also regularly updated about incidents with less impact potential. The Board of Directors and Audit committee are informed of any incidents that could adversely affect the Company by the Cybersecurity committee and SMIS’s team.

In an effort to detect and defend against cyber threats, the Company annually, and, periodically as needed, provides its employees with various cybersecurity and data protection training programs. These programs cover timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educate employees on the importance of reporting all incidents promptly to the Company’s centrally managed cyber defense and security operations.

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

Fiscal Year 2025	High	Low
First Quarter	$3.10	$2.54
Second Quarter	$3.34	$2.48
Third Quarter	$2.78	$2.31
Fourth Quarter	$3.18	$2.14

Fiscal Year 2024	High	Low
First Quarter	$2.50	$1.72
Second Quarter	$2.35	$1.75
Third Quarter	$3.05	$1.99
Fourth Quarter	$3.01	$2.28

RECORD HOLDERS - As of September 18, 2025, the number of holders of record of the Company’s common stock was 124.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	50,000	$2.94	998,109	(1)
Equity Compensation Plans not approved by Security holders	None	None	None
Total	50,000	$2.94	998,109

(1)	Represents 998,109 available for issuance under the 2025 Equity Incentive Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

None.

(c) ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 6 – [Reserved]

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial position and results of operations for the year ended June 30, 2025. It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

Listed below are a few of NetSol’s highlights for the Year ended June 30, 2025:

● We signed a multi-year agreement with the captive finance arm of a leading Japanese automotive manufacturer to implement its flagship Transcend™ Finance platform across both retail and wholesale operations in Australia and New Zealand. The agreement, structured with a five-year total cost of ownership of approximately $21 million, reflects the client’s strategic commitment to deploying a unified, next-generation solution. The platform implementation is aimed at driving enterprise-wide operational efficiencies, supporting digital transformation objectives, and enhancing long-term scalability and regulatory readiness across the Australia/New Zealand finance ecosystem.

● We successfully executed a binding, multi-year maintenance and technical upgrade agreement with the captive finance arm of a leading Japanese automotive manufacturer. The agreement, with a total cost of ownership exceeding $4 million, governs the upgrade and extended support of the client’s retail finance platform through 2027. The scope includes comprehensive system upgrades, implementation of enhanced security protocols, performance optimization, and full-cycle testing.

● We broadened our revenue base and expanded our managed service portfolio by securing three new client engagements covering audit, business process outsourcing (BPO), and standby services. One of these clients is already live on our redesigned standby platform. Collectively, these contracts are expected to contribute nearly $400,000 in incremental revenues over their respective terms, pursuant to the terms and service levels defined in each executed agreement.

● We formalized an agreement with the captive finance division of a prominent North American automotive retailer to conduct a structured discovery and assessment phase. This engagement, projected to generate approximately $800,000 in revenue, is aimed at evaluating current platform capabilities, identifying custom development opportunities, and defining the scope for a future technology solution. The outcome of this phase will inform a potential omnichannel transformation strategy focused on enhancing customer experience and operational efficiency.

● We have generated approximately $6.1 million in revenue through the successful implementation of client-approved platform modifications and enhancement requests. These initiatives were executed across multiple regional markets in accordance with the terms of individual service orders, ensuring continuity, improved performance, and alignment with evolving business needs.

● We entered into an agreement with a Chinese leasing company to deploy our Transcend™ Finance Suite, including Omni POS, Contract Management System, and a customized funding platform compliant with local regulations. The contract is expected to generate approximately $2.7 million in revenue during the contract term.

● We partnered with Sindbad Management SPC to implement Transcend™ Finance Platform (Point-of-Sale, Credit Underwriting, Contract Management) under a scalable pricing model, supporting high-value asset financing and regional growth. The contract is expected to generate $1.7 million in revenue during the contract term.

● We secured $1 million in additional revenue for the ongoing Transcend™ Retail Platform implementation for a U.S. auto manufacturer, driven by customizations to meet their evolving business needs.

● We amended an agreement with an existing UK/EU client that will provide additional revenue of €3 million, further strengthening the long-term partnership.

● We hired a Vice President of Artificial Intelligence, who has 15+ years in fintech, insurance, and entertainment, to lead Transcend™ AI Labs, accelerating our AI-first strategy in asset finance.

● We announced the go-live of our Transcend™ Finance platform for the Australian operations of a leading Japanese equipment finance company, building on our existing partnership in New Zealand and enhancing their regional operations with additional digital self-service solutions.

Marketing and Business Development Activities

We continue to pursue a series of strategic marketing and business development initiatives to capitalize on favorable market conditions and drive growth across our business lines. These efforts reflect our commitment to building a stronger market presence, expanding our customer base and maintaining a careful focus on profitability. These efforts include: repositioning our brand and messaging; brand strengthening and awareness; raising industry expertise through speaking engagements and participation in awards and recognitions; accelerating digital campaigns focused on content marketing; leveraging analytics and marketing automation tools to improve campaign effectiveness and optimize marketing return on investment; creating comprehensive go-to-market plans for new launches and feature upgrades; customer centric sales enablement; targeting new global and product markets; using AI to enhance productivity; expanding market reach through participation in industry associations; and, adopting practices that strengthen leadership and talent retention.

MATERIAL TRENDS AFFECTING NETSOL

Management has identified the following material trends affecting NETSOL.

Positive trends:

●	According to S&P Global Mobility, the forecast for new vehicle sales worldwide in 2025 is 89.6 million units, which is a modest 1.7% year-over-year growth in light vehicle sales. And the US automotive sales of new vehicles in 2025 are expected to be around 16.2 million units, which is a 1.2% to 1.4% increase from 2024. This would be the highest annual sales figure since 2019.

●	The annual inflation rate remained steady for the U.S. at 2.7% for the 12 months ending July 2025. (USinflationcalculator.com)

●	According to recent forecasts, China’s auto sales in 2025 are expected to reach approximately 32.9 million units representing a 4.7% year-over-year increase. Sales of New Energy Vehicles account of 48.7% of all new car sales in China. (China Automobile Manufacturers Association)

●	The China-Pakistan Economic Corridor (CPEC) investment, initiated by China, has exceeded $65 billion from the originally planned $46 billion, in Pakistan’s energy and infrastructure sectors. In June 2024, China authorized a new $2.3 billion loan at a discounted rate to Pakistan as a short-term loan.

●	The overall size of the mobility market in Europe and the United States is projected to increase over $425 billion combined, by 2035 or a compound CAGR of 5% from 2022. (Deloitte Global Automotive Mobility Market Simulation Tool)

●	The global automotive finance market accounted for $378,957 billion in 2024 and is expected to increase to $798,657 billion by 2035 at a CAGR of 7.7% according to Global Growth Insights.

Negative trends:

●	The conflict in Gaza has disrupted the entire Middle East region since October 7, 2023. The conflict has expanded to neighboring nations such as Syria, Lebanon, and Iran. The unrest and turmoil in the region are viewed unfavorably by the regional business community.

●	General economic conditions in our geographic markets; inflation, economic uncertainty, and increased operational costs are pressuring margins and leading companies to prioritize critical investment and control spending.

●	SaaS cybersecurity faces unprecedented challenges as companies increasingly migrate critical functions to cloud platforms. Proliferation of AI tools within these platforms has created additional attack vectors that require specialized security approaches beyond legacy protections. (JOSYS.COM)

●	The imposition of tariffs on China and on other US trading partners may affect the price of consumer goods including vehicles amongst others, negatively affecting the profitability of many of our customers.

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

Core Revenue

The Company generates its core revenue from the following sources: (1) software licenses; (2) services, which include implementation and consulting services; and (3) subscription and support, which includes post contract support, of its enterprise software solutions for the lease and finance industry. The Company offers its software using the same underlying technology via a traditional on-premises licensing model and a subscription model. The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the subscription delivery model, the Company provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software.

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

The Company’s contracts which contain multiple performance obligations generally consist of the initial purchase of subscription or licenses and a professional services engagement. License purchases generally have multiple performance obligations as customers purchase post-contract support and services in addition to the licenses. The Company’s single performance obligation arrangements are typically post-contract support renewals, subscription renewals and services engagements.

For contracts with multiple performance obligations where the contracted price differs from the standard-alone selling price (“SSP”) for any distinct good or service, the Company may be required to allocate the contract’s transaction price to each performance obligation using its best estimate for the SSP.

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

The stand-alone selling price of the licenses was measured primarily through an analysis of pricing that management evaluated when quoting prices to customers. Although the Company has no history of selling its software separately from post-contract support and other services, the Company does have historical experience with amending contracts with customers to provide additional modules of its software or providing those modules at an optional price. This information guides the Company in assessing the stand-alone selling price of the Company’s software, since the Company can observe instances where a customer had a particular component of the Company’s software that was essentially priced separate from other goods and services that the Company delivered to that customer.

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

● The Company generally expenses sales commissions and sales agent fees when incurred when the amortization period would have been one year or less or the commissions are based on cash received. These costs are recorded within sales and marketing expense in the Consolidated Statement of Operations.

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

STOCK-BASED COMPENSATION

Our stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and expected term. If any of the assumptions used in the BSM model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The Company recognizes compensation expense net of actual forfeitures as they occur. Accordingly, no estimate is made for the future forfeitures at the time of grant.

GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment, and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.

Recent Accounting Pronouncement

See Note 2 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the expected dates of adoption.

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2025 COMPARED TO THE YEAR ENDED JUNE 30, 2024

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2025 and 2024 as a percentage of revenues.

	For the Years
	Ended June 30,
	2025	%	2024	%
Net Revenues:
License fees	$598,633	0.9%	$5,449,991	8.9%
Subscription and support	32,934,648	49.8%	27,952,768	45.5%
Services	32,554,948	49.3%	27,990,332	45.6%
Total net revenues	66,088,229	100.0%	61,393,091	100.0%

Cost of revenues	33,513,697	50.7%	32,108,221	52.3%
Gross profit	32,574,532	49.3%	29,284,870	47.7%
Operating expenses:
Selling, general and administrative	27,796,936	42.1%	24,388,714	39.7%
Research and development cost	1,275,878	1.9%	1,402,601	2.3%
Total operating expenses	29,072,814	44.0%	25,791,315	42.0%

Income (loss) from operations	3,501,718	5.3%	3,493,555	5.7%
Other income and (expenses)
Interest expense	(871,355)	-1.3%	(1,142,166)	-1.9%
Interest income	1,871,040	2.8%	1,911,258	3.1%
Gain (loss) on foreign currency exchange transactions	1,301,613	2.0%	(1,187,320)	-1.9%
Other income	244,241	0.4%	148,120	0.2%
Total other income (expenses)	2,545,539	3.9%	(270,108)	-0.4%

Net income before income taxes	6,047,257	9.2%	3,223,447	5.3%
Income tax provision	(1,476,338)	-2.2%	(1,145,518)	-1.9%
Net income	4,570,919	6.9%	2,077,929	3.4%
Non-controlling interest	(1,647,686)	-2.5%	(1,394,056)	-2.3%
Net income attributable to NetSol	$2,923,233	4.4%	$683,873	1.1%

Net income per share:
Net income per common share
Basic	$0.25		$0.06
Diluted	$0.25		$0.06

Weighted average number of shares outstanding
Basic	11,576,287		11,378,595
Diluted	11,576,287		11,421,940

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Years				Change in	Change due to	(Unfavorable)
	Ended June 30,				Constant	Currency	Change as
	2025	%	2024	%	Currency	Fluctuation	Reported

Net Revenues:	$66,088,229	100.0%	$61,393,091	100.0%	$4,184,791	$510,347	$4,695,138

Cost of revenues:	33,513,697	50.7%	32,108,221	52.3%	(1,007,408)	(398,068)	(1,405,476)

Gross profit	32,574,532	49.3%	29,284,870	47.7%	3,177,383	112,279	3,289,662

Operating expenses:	29,072,814	44.0%	25,791,315	42.0%	(3,452,110)	170,611	(3,281,499)

Income (loss) from operations	$3,501,718	5.3%	$3,493,555	5.7%	$(274,727)	$282,890	$8,163

Net revenues for the years ended June 30, 2025 and 2024 by segment are as follows:

	2025		2024
	Revenue	%	Revenue	%

North America	$12,003,827	18.2%	$5,933,797	9.7%
Europe	14,644,000	22.2%	11,967,802	19.5%
Asia-Pacific	39,440,402	59.7%	43,491,492	70.8%
Total	$66,088,229	100.0%	$61,393,091	100.0%

Revenues

License Fees

License fees for the year ended June 30, 2025 were $598,633 compared to $5,449,991 for the year ended June 30, 2024 reflecting a decrease of $4,851,358 with a change in constant currency of $4,855,917. In the fiscal year ended June 30, 2025, we recognized approximately $487,000 from a new customer in Indonesia. In the fiscal year ended June 30, 2024, we recognized approximately $2,800,000 related to the sale of our NFS Ascent® CMS software to a renowned US auto manufacturer based in China, and we recognized approximately $1,142,000 related to the license renewal with an existing customer, and we recognized approximately $465,000 related to the additional sale of our NFS Ascent® CMS software to a renowned German auto manufacturer based in China, and we recognized approximately $610,000 related to selling licenses of our digital applications to a current Indonesian customer.

Subscription and Support

Subscription and support fees for the year ended June 30, 2025, were $32,934,648 compared to $27,952,768 for the year ended June 30, 2024 reflecting an increase of $4,981,880 with an increase in constant currency of $4,788,597. The increase includes a one-time catch up of approximately $1,693,000 from five of our customers. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we increase our SaaS customer base and implement NFS Ascent®.

Services

Services income for the year ended June 30, 2025, was $32,554,948 compared to $27,990,332 for the year ended June 30, 2024, reflecting an increase of $4,564,616 with an increase in constant currency of $4,160,167. The increase is mainly due to implementation services in APAC, the U.S. and Europe.

Gross Profit

The gross profit was $32,574,532 for the year ended June 30, 2025, compared with $29,284,870 for the year ended June 30, 2024. This is an increase of $3,289,662 with an increase in constant currency of $3,177,383. The gross profit percentage for the year ended June 30, 2025, increased to 49.3% from 47.7% for the year ended June 30, 2024. The cost of sales was $33,513,697 for the year ended June 30, 2025, compared to $32,108,221 for the year ended June 30, 2024, for an increase of $1,405,476 and on a constant currency basis an increase of $1,007,408. As a percentage of sales, cost of sales decreased from 52.3% for the year ended June 30, 2024, to 50.7% for the year ended June 30, 2025.

Salaries and consultant fees increased by $2,174,558 from $23,622,907 for the year ended June 30, 2024, to $25,797,465 for the year ended June 30, 2025, and on a constant currency basis increased by $1,869,462. The increase is due to annual increases in salary. As a percentage of sales, salaries and consultant expense increased from 38.5% for the year ended June 30, 2024, to 39.0% for the year ended June 30, 2025.

Travel decreased by $879,931 from $2,943,442 for the year ended June 30, 2024, to $2,063,511 for the year ended June 30, 2025, and on a constant currency basis decreased by $901,699. The decrease in travel expense is due to the decrease in travel for the current implementations. As a percentage of sales, travel expense decreased from 4.8% for year ended June 30, 2024, to 3.1% for the year ended June 30, 2025.

Depreciation and amortization expense decreased to $952,331 compared to $1,144,809 for the year ended June 30, 2024, or a decrease of $192,478 and on a constant currency basis a decrease of $202,630.

Other costs increased to $4,700,390 for the year ended June 30, 2025, compared to $4,397,063 for the year ended June 30, 2024, or an increase of $303,327 and on a constant currency basis an increase of $242,275. The increase is mainly due to increase in third party hardware costs of approximately $267,000.

Operating Expenses

Operating expenses were $29,072,814 for the year ended June 30, 2025, compared to $25,791,315, for the year ended June 30, 2024, for an increase of $3,281,499 and on a constant currency basis an increase of $3,452,110. As a percentage of sales, it increased from 42.0% to 44.0%. The increase in operating expenses was primarily due to increases in selling expenses, general and administrative expenses and research and development costs.

Selling and marketing expenses increased by $2,742,951 and on a constant currency basis increased by $2,603,499. The increase is mainly due to increases in salaries of approximately $2,200,000, travel of approximately $257,000 and other selling expenses of approximately $288,000.

General and administrative expenses were $17,501,610 for the year ended June 30, 2025, compared to $16,836,339 at June 30, 2024, or an increase of $665,271, and on a constant currency basis an increase of $992,703. During the year ended June 30, 2025, salaries increased by approximately $687,000 or increased by approximately $574,000 on a constant currency basis, due to increases in salaries including bonuses, medical costs and subsidiary options granted to staff in NetSol PK. The provision for doubtful accounts increased by approximately $496,000 and on a constant currency basis increased by approximately $477,000. Other general and administrative costs decreased by approximately $518,000 and on a constant currency basis a decrease of approximately $58,000.

Research and development costs decreased by approximately $127,000 and on a constant currency basis a decrease of approximately $144,000.

Income/Loss from Operations

Income from operations was $3,501,718 for the year ended June 30, 2025, compared to $3,493,555 for the year ended June 30, 2024. This represents a slight increase of $8,163 with a decrease of $274,727 on a constant currency basis for the year ended June 30, 2025, compared with the year ended June 30, 2024. As a percentage of sales, income from operations was 5.3% for the year ended June 30, 2025, compared to 5.7% for the year ended June 30, 2024.

Other Income and Expense

Other income was $2,545,539 for the year ended June 30, 2025, compared to other expense of $270,108 for the year ended June 30, 2024. This represents an increase of $2,815,647 with an increase of $2,796,342 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions.

During the year ended June 30, 2025, we recognized a gain of $1,301,613 in foreign currency exchange transactions compared to a loss of $1,187,320 for the year ended June 30, 2024. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. Dollar and the Euro. During the year ended June 30, 2025, the value of the U.S. dollar and the Euro increased 2.1% and 11.9%, respectively, compared to the PKR. During the year ended June 30, 2024, the value of the U.S. dollar and the Euro decreased 3.1% and 4.6%, respectively, compared to the PKR.

Non-controlling Interest

For the year ended June 30, 2025, and 2024, the net income attributable to non-controlling interest was $1,647,686 and $1,394,056, respectively. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK.

Net Income (Loss) Attributable to NetSol

Net income was $2,923,233 for the year ended June 30, 2025, compared to $683,873 for the year ended June 30, 2024. This is an increase in income of $2,239,360 with an increase of $1,678,200 on a constant currency basis, compared to the prior year. For the year ended June 30, 2025, net income per share was $0.25 for basic and diluted shares. For the year ended June 30, 2024, net income per share was $0.06 for basic and diluted shares.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the years ended June 30, 2025, and 2024 are as follows:

	For the Years
	Ended June 30,
	2025	2024

Net Income (loss) attributable to NetSol	$2,923,233	$683,873
Non-controlling interest	1,647,686	1,394,056
Income taxes	1,476,338	1,145,518
Depreciation and amortization	1,463,783	1,721,800
Interest expense	871,355	1,142,166
Interest (income)	(1,871,040)	(1,911,258)
EBITDA	$6,511,355	$4,176,155
Add back:
Non-cash stock-based compensation	208,116	308,569
Adjusted EBITDA, gross	$6,719,471	$4,484,724
Less non-controlling interest (a)	(2,017,274)	(1,810,394)
Adjusted EBITDA, net	$4,702,197	$2,674,330

Weighted Average number of shares outstanding
Basic	11,576,287	11,378,595
Diluted	11,576,287	11,421,940

Basic adjusted EBITDA	$0.41	$0.24
Diluted adjusted EBITDA	$0.41	$0.23

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$1,647,686	$1,394,056
Income Taxes	321,973	198,923
Depreciation and amortization	358,180	440,302
Interest expense	251,658	354,624
Interest (income)	(567,285)	(590,170)
EBITDA	$2,012,212	$1,797,735
Add back:
Non-cash stock-based compensation	5,062	12,659
Adjusted EBITDA of non-controlling interest	$2,017,274	$1,810,394

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $17,357,344 at June 30, 2025, compared to $19,127,165 at June 30, 2024.

Net cash provided by operating activities was $447,267 for the year ended June 30, 2025, compared to $2,909,388 for the year ended June 30, 2024. At June 30, 2025, we had current assets of $46,319,603 and current liabilities of $19,713,997. We had accounts receivable of $7,527,572 at June 30, 2025, compared to $13,049,614 at June 30, 2024. We had revenues in excess of billings of $19,134,385 at June 30, 2025, compared to $13,638,547 at June 30, 2024, of which $903,766 and $954,029 are shown as long term as of June 30, 2025, and 2024, respectively. The long-term portion was discounted by $208,037 and $152,446 at June 30, 2025, and 2024, respectively, using the discounted cash flow method with interest rates ranging from 4.2% to 17.5%, for the year ended June 30, 2025, and 2024 respectively. During the year ended June 30, 2025, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $26,204 from $26,688,161 at June 30, 2024, to $26,661,957 at June 30, 2025. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $8,010,844 and $8,240,061, respectively, at June 30, 2025. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $8,232,342 and $6,276,125, respectively, at June 30, 2024. The average days sales outstanding for the years ended June 30, 2025, and 2024 were 147 and 151 days respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.

Net cash used by investing activities amounted to $1,274,865 for the year ended June 30, 2025, compared to $291,538 for the year ended June 30, 2024. We had net purchases of property and equipment of $1,265,987 compared to $291,538 for the comparable period last fiscal year.

Net cash provided by financing activities was $822,881 compared to $239,551, for the years ended June 30, 2025, and 2024, respectively. During the year ended June 30, 2025, we received bank proceeds of $2,920,149 compared to $756,936 during the year ended June 30, 2024. During the year ended June 30, 2025, we had net payments for bank loans and capital leases of $773,535 compared to $517,385 for the year ended June 30, 2024. During the year ended June 30, 2025, Company employees exercised 220,00 options of common stock for $473,000, NetSol PK, a subsidiary of the Company, paid a dividend of $306,799 to the non-controlling shareholders, and NetSol PK purchased 2,690,251 shares of its common stock from the open market for $1,503,662. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 12 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options. As of June 30, 2025, we had approximately $17.4 million of cash, cash equivalents and marketable securities of which approximately $16.4 million is held by our foreign subsidiaries. As of June 30, 2024, we had approximately $19.1 million of cash, cash equivalents and marketable securities of which approximately $18.2 million was held by our foreign subsidiaries.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally.

As a growing company, we have on-going capital expenditure needs based on our short-term and long-term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing working capital of $1.5 to $2 million for APAC, U.S. and European new business development activities and infrastructure enhancements.

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($410,959) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 600 million ($2,111,561) and a running finance facility of Rupees 4.1 million ($14,256). NetSol PK has an approved facility for export refinance from another Habib Metro Bank Limited amounting to Rupees 1.3 billion ($4,575,048). These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($1,337,322) from Samba Bank Limited. During the loan tenure, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

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

Contractual Obligations

Our contractual obligations are as follows:

	Payment due by period				More than 5
Contractual Obligation	Total	0 - 1 year	1-3 Years	3-5 Years	years
Debt Obligations
D&O Insurance	$119,542	$119,542	$-	$-	$-
Bank Overdraft Facility	405,000	405,000	-	-	-
Bank Overdraft Facility II	-	-	-	-	-
Term Finance Facility	-	-	-		-
Loan Payable Bank - Export Refinance	1,759,634	1,759,634	-	-	-
Loan Payable Bank - Running Finance
Loan Payable Bank - Export Refinance II	1,337,322	1,337,322	-	-	-
Loan Payable Bank - Export Refinance III	4,575,048	4,575,048	-	-	-
Term Finance Facility	-	-	-	-	-
Sale and Leaseback Financing	76,618	29,660	46,958	-	-
Insurance financing	-	-	-	-	-
Short Term Loan	-	-	-	-	-
Subsidiary Finance Leases	101,505	13,855	87,650	-	-
					-
					-
Operating Lease Obligations	766,616	433,242	332,938	436	-
					-
Total	$9,141,285	$8,673,303	$467,546	$436	$-

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NETSOL’s financial statements for the fiscal years ended June 30, 2025, and June 30, 2024, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NETSOL’s financial statements for the fiscal year ended June 30, 2025, and 2024, there were no disagreements, disputes, or differences of opinion with Fortune CPA. (“Fortune”) on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Fortune would have caused Fortune to make reference to the matter in their report.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2025. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2025, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2025, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2025, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the 2024 Annual Shareholders Meeting held in June 2025, a five-member board stood for election. The members were elected and, according to the bylaws of the Company, shall retain their position as directors until the next meeting. The board of directors is made up of Mr. Najeeb U. Ghauri (Chairman of the Board), Mr. Mark Caton, Ms. Malea Farsai, Mr. Kausar Kazmi and Mr. Ian Smith. Mr. Michael Francis did not stand for re-election due to personal reasons and Mr. Ian Smith was nominated and elected to the Board.

Committees

During the fiscal year 2025, the Audit Committee, the Compensation Committee and the Nominating and Corporate Government Committee were structured as follows: The Audit Committee consisted of Mr. Kazmi, as Chair, with Mr. Caton and Mr. Francis as members. The Compensation Committee consisted of Mr. Caton, as Chair, with Mr. Kazmi and Mr. Francis as its members. The Nominating and Corporate Governance Committee consisted of Mr. Francis, as Chair, with Mr. Caton and Mr. Kazmi as its members. Following the annual shareholders meeting, Mr. Ian Smith was appointed as the Chair of the Nominating and Corporate Governance Committee and was appointed as a member of the Audit Committee and the Compensation Committee. Mr. Francis is no longer a member of the board of directors, and he will no longer serve on these committees.

The table below provides the membership for each of the committees during Fiscal Year 2025.

Nominating and
Corporate
	Audit	Compensation	Governance
Director	Committee	Committee	Committee
Najeeb Ghauri
Malea Farsai
Mark Caton (I)	X	X (C)	X
Kausar Kazmi (I)	X (C)	X	X
Michael Francis * (I)	X	X	X (C)
Ian Smith ** (I) (N)

*	Mr. Francis’s term ended June 2025.
**	Mr. Smith was elected to the Board in June 2025 and was appointed as a committee member in July 2025.
(I)	Denotes an Independent Director.
(C)	Denotes the Chairperson of the Committee.
(N)	Mr. Smith became the Nominating Committee Chairman in July 2025.

During the fiscal year 2025, the Audit Committee met four times, the Compensation Committee met once and the Nominating and Corporate Governance Committee met one time.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected as an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	71	Chief Executive Officer, Chairman and Director	Brother of Naeem Ghauri
Naeem Ghauri	1999	68	President	Brother of Najeeb Ghauri
Roger Almond	2013	60	Chief Financial Officer	None
Patti L. W. McGlasson	2004	60	Sr. V.P., Legal and Corporate Affairs; Secretary, General Counsel	None
Mark Caton	2002	76	Director	None
Malea Farsai	2018	56	Director; Corporate Counsel	None
Syed Kausar Kazmi	2019	72	Director	None
Michael Francis	2023	59	Director	None
Ian Smith	2025	54	Director	None

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

NAEEM GHAURI was a Director of the Company from 1999 through 2020 and was the Company’s Chief Executive Officer from August 2001 to October 2006. Mr. Ghauri is also a co-founder of the Company. Currently, Mr. Ghauri serves as the President and Director of Global Sales of NETSOL, director of NETSOL (UK) Ltd., a wholly owned subsidiary of the Company located in London, and Chairman of NetSol Technologies Limited in Pakistan. While instrumental in numerous transactions, his most significant contribution to the revenue of the Company was his role in overseeing and leading the closing of the largest contract to date for the Company worth $100 million signed in December 2015. More recently, Mr. Ghauri headed the sales team that signed a contract valued in excess of $35 million. Mr. Ghauri spearheaded the Innovation practice of the Company while he was located in Thailand with an eye towards working with rideshare platforms as sustainable business models for the Company as the CEO of OTOZ®, Inc. He is currently based out of NetSol’s Pakistan office, Prior to joining the Company, Mr. Ghauri was Program Director for Mercedes-Benz Finance Ltd., from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysts and users in nine European Countries. Mr. Ghauri is a board member of Drivemate Co., Ltd., the Company’s partner in Thailand, as a representative of NetSol. Mr. Ghauri earned his degree in computer science from Brighton University in England.

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

In the role of General Counsel, Ms. McGlasson is responsible for leading NETSOL’s legal department company-wide. She is also responsible for the implementation of the Company’s internal corporate governance and policy plans, ethics and business conduct. She oversees all board meetings in her executive position as corporate secretary. Ms. McGlasson is a member of the Board’s Cybersecurity Committee.

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

MARK CATON joined the Board of Directors in 2007. Mr. Caton is currently President of Centela Capital, Inc. a diversified financial services company, a position he has held since 2006. Prior to joining Centela Capital, Mr. Caton was President of NETSOL Technologies USA, responsible for US sales, from June 2002 to December 2003. Mr. Caton was previously employed by ePlus from 1994 to 2002 as Senior Vice President-Business Development. He was a member of the UCLA Alumni Association Board of Directors and served on the Board of Directors of NETSOL from 2002-2005. Mr. Caton is the Chair of the Compensation Committee and a member of the Audit, Nominating and Corporate Governance, and Cybersecurity Committees. Mr. Caton received his BA from UCLA in psychology in 1971.

Skills and Qualifications: Mr. Caton serves the Board with his 46 years of experience in sales, marketing and management in the financial leasing and software industries.

MALEA FARSAI joined the Board of Directors for the first time in 2018 and is currently the Company’s Corporate Counsel. Before joining NETSOL in March 2000, Ms. Farsai was an associate at the law firm of Horwitz and Beam where she represented both domestic and international private and public clients from technology to apparel in various transactions from 1996-2000. She has also worked on the formation of business startups and IPOs. Ms. Farsai was on the team that took NETSOL public and is the one who listed NETSOL on NASDAQ in 1999 and has maintained its listing since then to current. After two decades with the Company, Ms. Farsai continues to work part-time as Corporate Counsel overseeing the Company’s insurance as well as day-to-day corporate legal needs. She has also obtained many of NETSOL’s various trademarks. Ms. Farsai serves as Chair of the Board’s Cybersecurity Committee, where she provides oversight into the Company’s insurance strategy and ensures the Board is apprised of the ongoing implementation of enterprise-wide cybersecurity processes and procedures. She has effectively established a 501(c)(3) foundation for NETSOL to continue its charitable work globally. Ms. Farsai received her B.A. degree from University of California, Irvine and her J.D. in 1996, and has been a member of the California State Bar since 1996. She serves on the board of various charitable organizations in Los Angeles.

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

MICHAEL FRANCIS served his first year on the Board of Directors in 2023. Mr. Francis brings over 30 years of expertise in the banking and finance industry. He is currently Joint Managing Partner of Alderson Francis Associates Ltd, which provides business consulting to UK finance, software, and private equity businesses. Prior to this, he was Co-Head of Investment Banking at Investec Bank UK PLC, until October 2020. He was at Investec for 18 years, in various roles, most significantly as the founder and CEO of Investec Asset Finance PLC, which is a significant client of NETSOL. From November 2022 to May 2023, Mr. Francis served as an interim executive director for VLS, a subsidiary of NTE to utilize his Financial Conduct Authority (FCA) authorization to assist VLS in strategic management of its business and to meet VLS’s FCA requirements. Mr. Francis also held senior management positions at Barclays Bank PLC and ANZ Investment Bank. Mr. Francis received his BSc in Biochemistry with II Class Honors from The University College of Wales, Aberystwyth in 1987. He is also a Fellow of the Institute of Chartered Accountants in England and Wales, qualifying with Ernst & Young in 1992. Mr. Francis is currently a trustee of the School of Hard Knocks located in the United Kingdom. He also served as the Chair of the Finance Committee of The Beacon School, located in the UK, for nine years. In September 2023, Mr. Francis was appointed as the Chair of the Nomination and Corporate Governance Committee and a member of the Audit and Compensation Committees and served in these positions until the end of his board term in June 2025.

Skills and Qualifications: Mr. Francis brings to the Board a seasoned expertise in financial services strategy, especially in the field of Lease and Finance as well as management proficiency.

IAN SMITH was nominated to the Board of Directors for the first time this year in June 2025. Mr. Smith brings over 30 years’ experience in the financial services industry. As a highly experienced international CEO, with BMW Groups’ largest financial services business/region, he was responsible and accountable for a greater than $50 billion balance sheet and P&L of over $600 million NOI per year. He held various roles with BMW Groups but most significantly as Chief Executive Officer for BMW Group Financial Services-USA and the Americas from January 2017 through December 2021. He is currently an investor in and President of MIP, Inc. a medical textiles business operating in the UK, Germany, Canada and other international markets. Mr. Smith received his BTEC National Diploma, Business & Finance at Wigan College of Technology in 1989. He completed the Professional Management Foundation Program at the Institute of Personnel Management in 1991. He received a post graduate certificate from Edinburgh Business School, Herriot-Watt University in 2006 and finally a Certificate in Company Direction from the Institute of Directors in 2013. Mr. Smith has board experience and currently serves as an advisory board member of Spring Free EV, a US-based Fintech Company. Mr. Smith is a member of the Audit and Compensation Committee and is chair of the Nominating and Corporate Governance Committee.

Skills and Qualifications: Mr. Smith brings to the Board a seasoned expertise in automotive financial services strategy, a depth of experience in product advancement through digitization and versatile and proven management proficiency.

CORPORATE GOVERNANCE

Code of Ethics & Insider Trading Policy

The Company adopted its Code of Ethics and Business Conduct, as amended and restated on September 9, 2013, applicable to every officer, director and employee of the Company, including, but not limited to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct & Ethics has been posted on our website and may be viewed at https://netsoltech.com/about-us/csr. Our Company has an Insider Trading Policy which explains the insider trading rules to all employees and proscribes employee conduct as it relates to trading in shares of stock of the Company. Our insider trading policy is set forth in full in the Company’s Code of Ethics and Business Conduct.

Audit Committee

The Company has an Audit Committee whose members are the independent directors of the Company, specifically, Mr. Kazmi, Mr. Caton, and Mr. Francis with Mr. Smith replacing Mr. Francis after being elected to the Board in June 2025 and being appointed as a member of the Audit Committee in July 2025. Mr. Kazmi is the current Chair of the Audit Committee.

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

ITEM 11-EXECUTIVE COMPENSATION

Introduction

Our Compensation Committee is responsible for establishing and overseeing compensation programs that comply with NetSol’s executive compensation philosophy. As described in this Compensation Discussion and Analysis (“CD&A”), the Compensation Committee follows a disciplined process for setting executive compensation. This process involves analyzing factors such as company performance, individual performance, strategic goals and competitive market data to arrive at each element of compensation. The Compensation Committee approves compensation decisions for all executive officers. When needed, an independent compensation consultant helps the Compensation Committee by providing advice, information, and an objective opinion. This CD&A will focus on the compensation awarded to NetSol’s “named executive officers”—the Chief Executive Officer, Chief Financial Officer, and General Counsel, Corporate Secretary. You can find more complete information about all elements of compensation for the named executive officers in the following discussion and in the Summary Compensation table that appears on page 40.

Fiscal 2024 Executive Compensation Highlights and Governance

This section identifies the most significant decisions and changes made regarding NETSOL’s executive compensation in fiscal year 2024.

Shareholder Approval of Compensation

At the last annual general meeting held on June 24, 2025, shareholders expressed support for our executive compensation programs, with 73% of votes cast at the meeting voting to ratify the compensation of our named executive officers. Although the advisory shareholder vote on executive compensation is non-binding, the Compensation Committee has considered, and will continue to consider, the outcome of the vote and the sentiments of our shareholders when making future compensation decisions for the named executive officers. Based on the results from our last annual general meeting, the Compensation Committee believes shareholders support the Company’s executive compensation philosophy and the compensation paid to the named executive officers.

Taking into account the support of this plan at the June 24, 2025, Annual Shareholders Meeting, the Compensation Committee believes the compensation program meaningfully explains the Compensation Committee’s compensation decisions and its determination to tie long term incentives of the Chief Executive Officer to performance criteria. The Compensation Committee continues to reach out to its shareholders regarding their positions on the Company’s compensation program. In connection with the proxy solicitations, the executive compensation was discussed with certain of our top shareholders and their general acceptance of the compensation structure is reflected in the proxy vote results. Accordingly, the Compensation Committee will continue to provide the CEO with a bonus criterion that is based on total revenues and income from operations on a graduated basis. Bonuses would be paid 60% in cash and 40% in stock valued at the share price on June 30th of the fiscal year in which it was earned.

Governance and Evolving Compensation Practices

The Compensation Committee and the Board are aware of evolving practices in executive compensation and corporate governance. In response, we have adopted and/or maintained certain policies and practices that are in keeping with “best practices” in many areas. For example:

● The Compensation Committee may periodically engage an independent compensation consultant to evaluate our chief executive officer’s executive compensation practices in comparison to a peer group.

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

General Compensation Overview

For 2025, compensation designed for our executive officers consisted of:

●	Base Salary
●	Cash awards at the discretion of the Compensation Committee
●	Stock purchase options; and
●	Ability to participate generally in all group health and welfare benefit programs and tax-qualified retirement plans on the same basis as applicable to all of our employees.

In response to discussions, we have had with certain shareholders and given the percentage voting in favor of our executive compensation, beginning with the 2019 fiscal year, Chief Executive Officer compensation shall consist of:

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

Independent Compensation Consultant

The Compensation Committee retained Compensation Resources, Inc. as its independent compensation consultant in prior years. Compensation Resources, Inc., when consulted, provides chief executive officer and director compensation consulting services to the Compensation Committee, including a competitive market analysis of peers and the base salary, total cash compensation and total direct compensation. Interactions with Compensation Resources was limited to the Compensation Committee Chair and interaction with executives was generally limited to discussions as required to compile information at the Compensation Committee’s direction. Based on these factors and its own evaluation of Compensation Resources’ independence pursuant to the requirements approved and adopted by the SEC, the Compensation Committee has determined that the work performed by Compensation Resources does not raise any conflicts of interest. During fiscal year 2025, Compensation Resources did not provide services to the Company as there were no material changes to any executive’s compensation.

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

Logility Supply Chain Solutions, Inc.

Cass Information Systems

Digital Turbine, Inc.

Mitek Systems, Inc.

SPS Commerce Inc.

Executive Officer Base Salaries and Compensation Comparisons

Compensation plans are developed by utilizing publicly available compensation data in the information technology and software services industries. We believe that the practices of these groups of companies provide us with appropriate compensation benchmarks, because these groups of companies are in similar businesses and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from these groups of companies, as well as a subset of the data from those companies that have a similar number of employees as the Company. The Compensation Committee determines the appropriate compensation packages in addition to taking into account the unique global scale of the Company’s business. While taking into account consultants’ general recommendations about the size and components of compensation, other publicly available compensation information, peer groups and alike, we believe our philosophy to continue on the basis of a pay-for-performance is the best framework for setting executive compensation.

In establishing the compensation of our named Chief Executive Officer and President, we based the amounts primarily on the market data and advice provided by Compensation Resources, Inc. with respect to the compensation paid to individuals who perform substantially similar functions within the peer group companies. In connection with the other named executive officers, we also relied on the recommendations of the Chief Executive Officer’s analysis relative to those individuals’ performance and compensation. We also examined the outstanding stock options and equity grants held by the executive officers for the purpose of considering the retention value of any additional equity awards.

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

2025 Executive Compensation Components

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

Mr. Ghauri’s base salary for fiscal year 2025 was $840,000 and in addition he received $200,000 in allowances. Mr. Ghauri’s base salary will be $840,000 and allowances will remain the same for fiscal year 2026. Mr. Almond’s base salary for fiscal year 2025 was $275,000. For fiscal year 2026, Mr. Almond’s salary will be $281,875. Ms. McGlasson’s salary for fiscal year 2025 was $252,312 and her base salary for fiscal year 2026 will be $258,620. The Compensation Committee determined that salary alone was an adequate basis for short term compensation, and that equity incentives would be used for the long-term elements of incentive programs for Ms. McGlasson and Mr. Almond.

Annual Bonus

Our compensation program includes eligibility for bonuses as rewarded by the Compensation Committee. All executives are eligible for annual performance-based cash bonuses in accordance with Company policies. The Compensation Committee takes into consideration the executive’s performance during the previous year to determine eligibility for discretionary bonuses. Further, the compensation committee will review, if applicable, the performance criteria set forth in an executive’s previous year’s agreement and will determine if the executive has met such criteria in order to achieve the bonus. The Company’s bonus criteria at the executive management level is typically based on a gross revenue and income from operations targets. Cash bonuses, if any for 2025 are reflected in the summary of compensation table on page 40. For 2025, based on structured key performance indices (KPI)’) by the Compensation Committee, Mr. Ghauri earned a bonus of $210,340. See bonus structure as discussed below on page 39. The Compensation Committee determined that Gross Revenue and Income from Operations structure used in fiscal 2025 continues to be a proper measure for measuring Mr. Ghauri’s performance in that it encourages his participation in revenue generating activities and continues to incentivize him to monitor and maximize cost efficiency.

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

Mr. Najeeb Ghauri’s bonus for fiscal year 2025 is based on the total revenues and income from operations on a graduated basis. The following table demonstrates the graduated percentage of bonus that Mr. Ghauri will be eligible to earn based on the percentage of the goal achieved. Bonuses will be paid 60% in cash and 40% in shares of common stock valued on June 30, 2025. Total net revenues and income from operations are based on those values reported for the year ending June 30, 2025, excluding any adjustments relating to changes in revenue recognition policy.

Mr. Ghauri’s bonus for fiscal year 2025 shall be based on total revenues and income from operations on a graduated basis. The following table demonstrates the graduated percentage of bonus that Mr. Ghauri will be eligible to earn based on the percentage of the goal achieved. Bonuses will be paid 60% in cash and 40% in shares of common stock valued on June 30 of the fiscal year in question The bonus shall be calculated based on the increase in annual revenues compared to the baseline revenue. The baseline revenue for the purpose of this bonus calculation shall be defined as the highest annual revenue achieved in any previous year beginning with Fiscal Year End June 30, 2024. Under no circumstances shall the baseline revenue be adjusted downward, even if annual revenues in subsequent years fall below this highest annual revenue mark.

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

Accounting for Stock-Based Compensation

We account for stock-based payments, including awards under our Employee Stock Option Plans, in accordance with the of Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

Summary Compensation

The following table shows the compensation for the fiscal years ended June 30, 2025 and 2024, earned by our Chairman and Chief Executive Officer, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($)		All Other Compensation ($)		Total ($)
Najeeb Ghauri	2025	$840,000		$210,340	(2)	$-	$-	(3)	$230,400	(4)	$1,280,740
CEO & Chairman	2024	$693,000		$472,890	(2)	$-	$20,285	(3)	$226,400	(4)	$1,412,575
Naeem Ghauri	2025	$1,045,714	(5)	$250,000	(6)	$-	$-	(3)	$-		$1,295,714
President	2024	$920,000	(5)	$-	(6)	$-	$20,285	(3)	$-		$940,285
Roger K Almond	2025	$275,000		$25,000		$-	$-		$38,058	(7)	$338,058
Chief Financial Officer	2024	$226,000		$20,000		$-	$-		$58,513	(7)	$304,513
Patti L. W. McGlasson	2025	$252,312		$-		$-	$-		$33,043	(8)	$285,355
Secretary, General Counsel	2024	$233,622		$-		$-	$-		$31,763	(8)	$265,385

(1) There were no stock awards during the two years presented.

(2) Bonus was awarded based on Mr. Ghauri’s bonus structure as detailed on page 39.

(3) Mr. Najeeb Ghauri and Mr Naeem Ghauri were granted 50,000 options at an exercise price of $2.15 that vested immediately with a one-year expiration and have been fully exercised.

(4) Per Mr. Najeeb Ghauri’s compensation agreement, other compensation includes a fixed allowance of $200,000 to cover perquisites and benefits such as car allowance, insurance premiums, and home office allowance. In addition, other compensation includes Company contributions under the 401(k) plan for the fiscal years ended June 30, 2025, and 2024.

(5) Consists of $815,714 and $780,000 base salary and $230,000 and $140,000 commission for the fiscal years ended June 30, 2025, and 2024, respectively.

(6) Per Mr. Naeem Ghauri’s compensation agreement, he received $250,000 and $nil in bonus for the fiscal years ended June 30, 2025, and 2024, respectively.

(7) Consists of employer-paid medical and dental insurance premiums and the Company contributions under the 401(k) plan for the fiscal years ended June 30, 2025, and 2024.

(8) Consists of employer-paid medical and dental insurance premiums and the Company contributions under the 401(k) plan for the fiscal years ended June 30, 2025, and 2024.

Grants of Plan-Based Awards

There were no stock grants during the two years presented.

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

Employment Agreement with Najeeb Ghauri

Effective July 1, 2024, the Company entered into an amended and restated employment agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended solely to place the base salary and bonus structure for Mr. Ghauri into the Appendix to the CEO Agreement. All other material terms remain unchanged. From the agreement entered into with Mr. Ghauri in January 1, 2007, and amended thereafter. Pursuant to the CEO Agreement between Mr. Ghauri and the Company the Company agreed to employ Mr. Ghauri as its Chief Executive Officer for a five-year term. The term of employment automatically renews for 12 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2025, Mr. Ghauri is entitled to an annualized compensation of $1,040,000 consisting of salary, allowances, perquisites and benefits, and is eligible for annual bonuses based on the bonus structure adopted by the Compensation Committee as described in Item 11 under Executive Compensation beginning on page 34. For fiscal year 2026, Mr. Ghauri’s annualized compensation consisting of salary, allowance, perquisites and benefits will be $1,040,000. Mr. Ghauri is entitled to six weeks of paid vacation per calendar year.

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

The above summary of the CEO Agreement is qualified in its entirety by reference to the full text of the CEO Agreement, a copy of which was filed as an exhibit to the Company’s 10-K for the fiscal year ended June 30, 2024.

Employment Agreement with Roger K. Almond

Effective July 1, 2024, the Company entered into an amended and restated employment agreement with our Chief Executive Officer, Roger Almond (the “CFO Agreement”). The CFO Agreement was amended solely to place the base salary for Mr. Almond into the Appendix to the CFO Agreement. All other material terms remain unchanged from the agreement entered into with Mr. Almond on March 1, 2015, and amended thereafter. According to the terms of the CFO Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2025, Mr. Almond was entitled to an annualized base salary of $275,000 per annum, and eligible for annual bonuses at the discretion of the Chief Executive Officer. Mr. Almond’s salary for the fiscal year 2026 will be $281,875, and is eligible for annual bonuses at the discretion of the Chief Executive Officer. In addition, Mr. Almond is entitled to participate in the Company’s equity incentive plans and is entitled to six weeks of paid vacation per calendar year.

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

The above summary of the CFO Agreement is qualified in its entirety by reference to the full text of the CFO Agreement, a copy of which was filed as an exhibit to the Company’s 10-K for the fiscal year ended June 30, 2024.

Employment Agreement with Patti L. W. McGlasson

Effective July 1, 2024, the Company entered into an amended and restated employment agreement with our Secretary, General Counsel and Senior Vice President, Legal and Corporate Affairs, Patti L. W. McGlasson (the “GC Agreement”). The GC Agreement was amended solely to include Ms. McGlasson’s current title and to place the base salary for Ms. McGlasson into the Appendix to the GC Agreement. All other material terms remain unchanged from the agreement entered into with Ms. McGlasson in January 1, 2006, and amended thereafter. Pursuant to the General Counsel Agreement, the Company agreed to employ Ms. McGlasson as its Secretary, General Counsel and Sr. Vice President of Legal and Corporate Affairs for one-year terms. According to the terms of the GC Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. GC Agreement, Ms. McGlasson is entitled to an annualized base salary of $252,312 per annum for the fiscal year 2025 and is eligible for annual bonuses at the discretion of the Chief Executive Officer. Ms. McGlasson’s salary for fiscal year 2026 will be $258,620. In addition, Ms. McGlasson is entitled to participate in the Company’s equity incentive plans and is entitled to six weeks of paid vacation per calendar year.

The GC Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the General Counsel Agreement, if she terminates her employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, she shall be entitled to all remaining salary from the termination date until 24 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and continuation of all health related plan benefits for a period of 24 months. She shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If she is terminated by the Company for Cause (as described below), or at the end of the employment term, she shall not be entitled to further compensation. Under the General Counsel Agreement, Good Reason includes the assignment of duties inconsistent with her title, a material reduction in salary and perquisites, the relocation of the Company’s principal office by 60 miles, if the Company asks her to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the General Counsel Agreement by the Company. Under the General Counsel Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform her duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the General Counsel Agreement by Ms. McGlasson.

The above summary of the General Counsel Agreement is qualified in its entirety by reference to the full text of the GC, a copy of which was filed as an exhibit to the Company’s 10-K for the fiscal year ended June 30, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2025, the last day of our fiscal year, to each of the individuals named in the Summary Compensation Table.

	OPTION AWARDS				STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OF COMMON STOCK THAT HAVE NOT VESTED	MARKET VALUE OF SHARES THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF SHARES THAT HAVE NOT VESTED ($)
Najeeb Ghauri	-	-	-		-	-	-	-
Naeem Ghauri	-	-	-		-	-	-	-
Roger K Almond	-	-	-		-	-	-	-
Patti L. W. McGlasson	-	-	-		-	-	-	-

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated, or a change of control occurred on June 30, 2025, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$3,360,000	$140,000	$3,360,000
Health Related Benefits	47,040	-	47,040
Bonus	-	-	-
Salary Multiple Pay-out	2,511,600	-	-
Bonus or Revenue One-time Pay-Out	660,882	-	-
Net Cash Value of Options	-	-	-

Total	$6,579,522	$140,000	$3,407,040

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

The following table summarizes the potential payments to Mr. Almond assuming his employment with us was terminated, or a change of control occurred on June 30, 2025, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$550,000	$45,833	$550,000
Health related benefits	30,552	-	30,552
Bonus	-	-	-
Salary Multiple Pay-out	822,250	-	-
Bonus or Revenue One-time Pay-Out	330,441	-	-
Net Cash Value of Options	-	-	-

Total	$1,733,243	$45,833	$580,552

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated, or a change of control occurred on June 30, 2025, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$504,624	$42,052	$504,624
Health related benefits	25,752	-	25,752
Bonus	-	-	-
Salary Multiple Pay-out	754,413	-	-
Bonus or Revenue One-time Pay-Out	330,441	-	-
Net Cash Value of Options	-	-	-

Total	$1,615,230	$42,052	$530,376

Clawback Policy

In 2023, the Company adopted an Executive Officer Clawback Policy (the “Clawback Policy”) that complies with SEC and Nasdaq requirements and standards. The Clawback Policy requires the recovery, on a prompt and mandatory basis, of excess incentive-based compensation received by current or former executive officers during the applicable three-year period in the event the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws. Triggering events include restatements to correct errors that are material to previously issued financial statements, or that would result in a material misstatement if corrected or left uncorrected in the current period. Excess incentive-based compensation generally means the amount of compensation received (on or after October 24, 2023) that exceeds the amount that would have been received based on the restated figures, without regard to any taxes paid. Incentive-based compensation subject to clawback includes any amounts granted, earned or vested based wholly or in part on the attainment of financial reporting measures, including performance metrics derived from stock price or total shareholder return.

Director Compensation

Director Compensation Policy

Mr. Najeeb Ghauri and Ms. Malea Farsai are not paid any fees or other compensation for services as members of our Board of Directors.

The Committee has previously relied on a survey conducted by Compensation Resources, Inc. in setting compensation for the non-employee members of our Board of Directors. As with named executives, the aim is to compensate the Board of Directors at the mean of peer companies. Any additional cash and/or equity compensation for the fiscal year beginning was designed to maintain this mean.

The non-employee members of our Board of Directors received compensation for services as directors as well as reimbursement for documented reasonable expenses incurred in connection with attendance at meetings of our Board of Directors and the committees thereof.

Director Compensation Table

The following table sets forth a summary of the compensation earned by our Directors and/or paid to certain of our Directors pursuant to the Company’s compensation policies for the fiscal year ended June 30, 2025, other than Najeeb Ghauri and Malea Farsai who were paid as part of their employment agreements with the Company and not as directors.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARE AWARDS ($)	TOTAL ($)

Mark Caton	65,000	53,000	118,000
Kausar Kazmi	53,000	53,000	106,000
Michael Francis	53,000	53,000	106,000
	171,000	159,000	330,000

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

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Mr. Caton (Chairman), Mr. Kazmi, and Mr. Francis. All current members of the Compensation Committee are “independent directors” as defined under the NASDAQ Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2025, or at any other relevant time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

The Compensation Committee also takes into account the number and value of awards held by the Executive Officer in order to maintain an appropriate level of incentive for that individual. We do not take material nonpublic information into account when determining the timing and terms of equity awards, nor do we time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Compensation Committee has the authority to review extraordinary events that impact the Company’s performance and may adjust the calculation of the number of shares earned under an award by taking into account the effect of any such extraordinary events. The Compensation Committee did not make any such adjustments for Fiscal 2025.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, its only class of outstanding voting securities as of September 18, 2025, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company’s present directors and officers, and (iii) all officers and directors as a group:

		Number of Shares
Name of Beneficial Owner (1)		Beneficially Owned (2)	Percentage
Najeeb Ghauri	(3)	923,338	7.83%
Naeem Ghauri	(3)	459,853	3.90%
Mark Caton	(3)	163,811	1.39%
Syed Kausar Kazmi	(3)	73,674	*
Michael Francis**	(3)	24,662	*
Ian Smith	(3)	-	*
Patti McGlasson	(3)	81,050	*
Roger Almond	(3)	20,736	*
Malea Farsai	(3)	39,811	*
The Vanguard Group	(5)	649,497	5.51%
All officers and directors as a group (nine persons)		1,786,935	15.16%

* Less than one percent

** Michael Francis is no longer a director of the Company

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to share grants that will vest or options currently exercisable or exercisable within 60 days of September 18, 2025, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Address c/o NetSol Technologies, Inc. at 16000 Ventura Blvd., Suite 770, Encino, CA 91436.

(4) Shares issued and outstanding as of September 18, 2025 were 11,785,540.

(5) 5% or greater shareholder based on Schedule 13G filing on February 13, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

Other than compensation arrangements for our executive officers and directors, which are described under “Executive and Director Compensation”, since July 1, 2024, and as described below, there are no transactions to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of $120,000 of one percent (1%) of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, had or will have a direct or indirect material interest.

Najeeb Ghauri, our Chief Executive Officer, has immediate family members employed by the Company. These family members are compensated in accordance with the Company’s standard employment and compensation practices applicable to employees in similar positions. Other than compensation, there are no related-party transactions with these individuals requiring disclosure under Item 404 of Regulation S-K. Compensation information for Naeem Ghauri, who serves as an executive officer of the Company, is included in the Summary Compensation Table under Item 11 of this Form 10-K on page 40.

The Company employs Ms. Aiesha Ghauri, the spouse of Mr. Najeeb Ghauri, as HR director. Her total compensation for fiscal years 2025 and 2024 was $122,000 and $112,000, respectively. The Company employs Mr. Faizaan Ghauri, Mr. Najeeb Ghauri’s son, as Chief Strategy Officer. His total compensation for fiscal years 2025 and 2024 was $313,000 and $295,000, respectively. The Company employs Mr. Faraaz Ghauri, Mr. Najeeb Ghauri’s son, as Vice President-Digital Retail. His total compensation for fiscal years 2025 and 2024 was $319,000 and $178,000, respectively. Mr. Najeeb Ghauri’s brother, Salim Ghauri, was a co-founder of the Company and is CEO of NetSol Technologies Limited, the company’s Pakistani subsidiary. His compensation for fiscal years 2025 and 2024 was $648,000 and $618,000, respectively. Compensation for the purpose of this disclosure includes salary, bonuses, commissions, equity awards and other benefits such as medical and 401(k) employer matching.

Director Independence

The Nasdaq Stock Market LLC (“Nasdaq”) requires that a majority of our board of directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The board has determined that Mark Caton, Kausar Kazmi, Michael Francis, and Ian Smith are “independent”. Our board currently consists of three independent directors and two non-independent directors. Mr. Francis’s term ended in June 2025, and Mr. Smith was elected to the Board of Directors in June 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fortune CPA (“Fortune”) audited the Company’s financial statements for the fiscal year ended June 30, 2025. The aggregate fees billed by principal accountants for the annual audit and review of financial statements included in the Company’s Form 10-K, was $401,700 for the year ended June 30, 2025.

BF Borgers was engaged to review our quarterly financial statements for the first two quarters of fiscal year ended 2024, for which we incurred fees of $60,000. Due to subsequent sanctions imposed by the SEC on BF Borgers, we engaged Fortune to re-audit the financial statements for the fiscal year ended June 30, 2023, and to audit our financial statements for the fiscal year ended June 30, 2024. In addition, Fortune reviewed our quarterly financial statements for the third quarter of fiscal year 2024 and 2023. The total amount paid to Fortune for these services was $563,500.

Tax Fees

Tax fees for fiscal year 2025 were $19,500 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2024. Tax fees for fiscal year 2024 were $19,000 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2023.

All Other Fees

No other fees were paid to the principal accountant during the fiscal years 2025 and 2024.

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

All services provided by Fortune CPA in the fiscal year ended June 30, 2025, were pre-approved by the Audit Committee.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on June 26, 2025*
3.2	Amended and Restated Bylaws of NetSol Technologies, Inc. dated February 9, 2018*.
4.1	Form of Common Stock Certificate. *
10.1	Stock Purchase Agreement dated May 6, 2006 by and between the Company, McCue Systems, Inc. and the shareholders of McCue Systems, Inc. incorporated by reference as Exhibit 2.1 to NETSOL’s Current Report filed on form 8-K on May 8, 2006. *
10.2	Employment Agreement by and between the Company and Patti L. W. McGlasson dated September 25, 2024.*
10.3	Employment Agreement by and between the Company and Najeeb Ghauri dated September 25, 2024.*
10.4	Employment Agreement by and between the Company and Roger K. Almond dated September 25, 2024.*
10.5	Company 2025 Equity Incentive Plan incorporated by reference as Appendix B to NETSOL’s Definitive Proxy Statement filed on May 1, 2025. *
10.6	Restated Charter of the Compensation Committee dated effective September 10, 2013. *
10.7	Restated Charter of the Nominating and Corporate Governance Committee dated effective September 10, 2013. *
10.8	Restated Charter of the Audit Committee dated effective September 10, 2013. *
10.9	Restated Code of Business Conduct & Ethics dated effective September 10, 2013. *
21.1	A list of all subsidiaries of the Company (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO) (1)
97.1	NetSol Technologies Inc. Clawback Policy (1)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DFE	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Previously Filed

(1) Filed Herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NetSol Technologies, Inc.

Date: September 29, 2025	BY:	/S/ NAJEEB GHAURI
Najeeb Ghauri
Chief Executive Officer

Date: September 29, 2025	BY:	/S/ ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	September 29, 2025	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date:	September 29, 2025	BY:	/S/ROGER K. ALMOND
Roger K. Almond
Chief Financial Officer
Principal Accounting Officer

Date:	September 29, 2025	BY:	/S/ MARK CATON
Mark Caton
Director

Date:	September 29, 2025	BY:	/S/ MALEA FARSAI
Malea Farsai
Director

Date:	September 29, 2025	BY:	/S/ Ian Smith
Ian Smith
Director

Date:	September 29, 2025	BY:	/S/ KAUSAR KAZMI
Kausar Kazmi
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NetSol Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. (the “Company”) and its subsidiaries as of June 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We determined that there are no critical audit matters.

/s/ Fortune CPA, Inc

We have served as the Company’s auditor since 2024.

Orange, CA

September 29, 2025

PCAOB #6901

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of	As of
	June 30, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$17,357,944	$19,127,165
Accounts receivable, net of allowance of $355,464 and $398,809	7,527,572	13,049,614
Revenues in excess of billings, net of allowance of $34,496 and $116,148	18,230,619	12,684,518
Other current assets	3,203,468	2,600,786
Total current assets	46,319,603	47,462,083
Revenues in excess of billings, net - long term	903,766	954,029
Property and equipment, net	5,073,372	5,106,842
Right of use assets - operating leases	809,513	1,328,624
Other assets	32,331	32,340
Goodwill	9,302,524	9,302,524
Total assets	$62,441,109	$64,186,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,010,844	$8,232,342
Current portion of loans and obligations under finance leases	8,240,061	6,276,125
Current portion of operating lease obligations	433,242	608,202
Unearned revenue	3,029,850	8,752,153
Total current liabilities	19,713,997	23,868,822
Loans and obligations under finance leases; less current maturities	134,608	95,771
Operating lease obligations; less current maturities	333,374	688,749
Total liabilities	20,181,979	24,653,342

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 18,000,000 shares authorized; 12,700,465 shares issued and 11,761,434 outstanding as of June 30, 2025 , 12,359,922 shares issued and 11,420,891 outstanding as of June 30, 2024	127,008	123,602
Additional paid-in-capital	129,529,901	128,783,865
Treasury stock (at cost, 939,031 shares as of June 30, 2025 and June 30, 2024)	(3,920,856)	(3,920,856)
Accumulated deficit	(41,289,080)	(44,212,313)
Other comprehensive loss	(46,613,208)	(45,935,616)
Total NetSol stockholders’ equity	37,833,765	34,838,682
Non-controlling interest	4,425,365	4,694,418
Total stockholders’ equity	42,259,130	39,533,100
Total liabilities and stockholders’ equity	$62,441,109	$64,186,442

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years
	Ended June 30,
	2025	2024
Net Revenues:
License fees	$598,633	$5,449,991
Subscription and support	32,934,648	27,952,768
Services	32,554,948	27,990,332
Total net revenues	66,088,229	61,393,091

Cost of revenues	33,513,697	32,108,221
Gross profit	32,574,532	29,284,870

Operating expenses:
Selling, general and administrative	27,796,936	24,388,714
Research and development cost	1,275,878	1,402,601
Total operating expenses	29,072,814	25,791,315

Income (loss) from operations	3,501,718	3,493,555

Other income and (expenses)
Interest expense	(871,355)	(1,142,166)
Interest income	1,871,040	1,911,258
Gain (loss) on foreign currency exchange transactions	1,301,613	(1,187,320)
Other income	244,241	148,120
Total other income (expenses)	2,545,539	(270,108)

Net income before income taxes	6,047,257	3,223,447
Income tax provision	(1,476,338)	(1,145,518)
Net income	4,570,919	2,077,929
Non-controlling interest	(1,647,686)	(1,394,056)
Net income attributable to NetSol	$2,923,233	$683,873

Net income per share:
Net income per common share
Basic	$0.25	$0.06
Diluted	$0.25	$0.06

Weighted average number of shares outstanding
Basic	11,576,287	11,378,595
Diluted	11,576,287	11,421,940

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	For the Years
	Ended June 30,
	2025	2024
Net income	$2,923,233	$683,873
Other comprehensive income (loss):
Translation adjustment	(857,867)	364,849
Translation adjustment attributable to non-controlling interest	180,275	(325,309)
Net translation adjustment	(677,592)	39,540
Comprehensive income (loss) attributable to NetSol	$2,245,641	$723,413

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2025 and 2024

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2024	12,359,922	$123,602	$128,783,865	$(3,920,856)	$(44,212,313)	$(45,935,616)	$4,694,418	$39,533,100
Exercise of common stock options	220,000	2,200	470,800	-	-	-	-	473,000
Common stock issued for:
Services	120,543	1,206	317,328	-	-	-	-	318,534
Purchase of subsidiary shares	-	-	(112,010)	-	-	-	103,132	(8,878)
Purchase of subsidiary treasury shares	-	-	-	-	-	-	(1,503,662)	(1,503,662)
Adjustment in APIC for change in subsidiary shares to non-controlling interest	-	-	29,135	-	-	-	(29,135)	-
Fair value of options issued	-	-	40,783	-	-	-	-	40,783
Dividend to non-controlling interest	-	-	-	-	-	-	(306,799)	(306,799)
Foreign currency translation adjustment	-	-	-	-	-	(677,592)	(180,275)	(857,867)
Net income	-	-	-	-	2,923,233	-	1,647,686	4,570,919
Balance at June 30, 2025	12,700,465	$127,008	$129,529,901	$(3,920,856)	$(41,289,080)	$(46,613,208)	$4,425,365	$42,259,130

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2025 and 2024

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2023	12,284,887	$122,850	$128,476,048	$(3,920,856)	$(44,896,186)	$(45,975,156)	$2,975,053	$36,781,753
Common stock issued for:
Services	75,035	752	167,298	-	-	-	-	168,050
Fair value
of options issued	-	-	101,424	-	-	-	-	101,424
of subsidiary options issued	-	-	39,095	-	-	-	-	39,095
Foreign currency translation adjustment	-	-	-	-	-	39,540	325,309	364,849
Net income	-	-	-	-	683,873	-	1,394,056	2,077,929
Balance at June 30, 2024	12,359,922	$123,602	$128,783,865	$(3,920,856)	$(44,212,313)	$(45,935,616)	$4,694,418	$39,533,100

The accompanying notes are an integral part of these consolidated financial statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years
	Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$4,570,919	$2,077,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,463,783	1,721,800
Provision for bad debts	466,965	(29,134)
Gain on sale of assets	(69,355)	(101,864)
Stock based compensation	208,116	308,569
Changes in operating assets and liabilities:
Accounts receivable	5,453,186	(1,902,382)
Revenues in excess of billing	(5,207,897)	(1,205,456)
Other current assets	15,257	(216,944)
Accounts payable and accrued expenses	(197,312)	1,611,745
Unearned revenue	(6,256,395)	645,125
Net cash provided by (used in) operating activities	447,267	2,909,388

Cash flows from investing activities:
Purchases of property and equipment	(1,382,770)	(515,404)
Sales of property and equipment	116,783	223,866
Purchase of subsidiary shares	(8,878)	-
Net cash used in investing activities	(1,274,865)	(291,538)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	473,000	-
Proceeds from exercise of subsidiary options	13,728	-
Dividend paid by subsidiary to non-controlling interest	(306,799)	-
Purchase of subsidiary treasury stock	(1,503,662)	-
Proceeds from bank loans	2,920,149	756,936
Payments on finance lease obligations and loans - net	(773,535)	(517,385)
Net cash provided by financing activities	822,881	239,551
Effect of exchange rate changes	(1,764,504)	736,510
Net increase (decrease) in cash and cash equivalents	(1,769,221)	3,593,911
Cash and cash equivalents at beginning of the period	19,127,165	15,533,254
Cash and cash equivalents at end of period	$17,357,944	$19,127,165

The accompanying notes are an integral part of these consolidated financial statements.

F-8

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years
	Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$841,962	$1,576,454
Taxes	$1,412,245	$704,868

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under finance lease	$-	$122,045
Shares issued for accrued bonus	$151,201	$-

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

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
NetSol Institute of Artificial Intelligence (Private) Limited (“NIAI”)

NETSOL Ascent Middle East Computer Equipment Trading LLC (“Namecet”)

NetSol Technologies Thailand Limited (“NetSol Thai”)

OTOZ, Inc. (“OTOZ®”)

OTOZ (Thailand) Limited (“OTOZ® Thai”)

The Company consolidates any variable interest entities of which it is the primary beneficiary. Equity investments through which the Company exercises significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which the Company is not able to exercise significant influence over the investee, and which do not have readily determinable fair values are accounted for under the cost method. All material inter-company accounts have been eliminated in the consolidation.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas requiring significant estimates are the measurement of progress toward completion of long-term software implementation projects, the allocation of the transaction price in multiple performance obligations, expected credit loss on accounts receivable and revenues in excess of billings, provision for taxation, useful life of depreciable assets, useful life of intangible assets, contingencies, the determination of stock-based compensation expense and estimated contract costs. The estimates and underlying assumptions are reviewed on an ongoing basis. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance, except balances maintained in China are insured for RMB500,000 ($69,735) in each bank and in the UK for GBP 85,000 ($116,438) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of June 30, 2025 and 2024, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $16,386,079 and $18,182,002, respectively. The Company has not experienced any losses in such accounts.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company recognizes an allowance for credit losses in accordance with ASC 326, Financial Instrument -Credit Losses, based on expected losses over the contractual life of the receivables. In measuring expected credit losses, management considers historical loss experience, customer credit quality, current economic conditions, and reasonable and supportable forecasts. The allowance is evaluated collectively for groups of receivables with similar risk characteristics, with specific reserves established for receivables that do not share those characteristics or when collectability is uncertain. Receivables are written off against the allowance when collection efforts have been exhausted and recovery is not expected. Recoveries of amounts previously written off are recognized when received.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment, and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

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

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2025, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$903,766	$903,766
Total	$-	$-	$903,766	$903,766

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2024, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$954,029	$954,029
Total	$-	$-	$954,029	$954,029

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

The reconciliation for the years ended June 30, 2025 and 2024 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2023	$-	$-	$-
Additions	1,107,853	(194,827)	913,026
Amortization during the period	-	42,814	42,814
Effect of Translation Adjustment	(1,378)	(433)	(1,811)
Balance at June 30, 2024	$1,106,475	$(152,446)	$954,029
Additions	559,032	(128,921)	430,111
Amortization during the period	-	73,066	73,066
Transfers to short term	(521,875)	-	(521,875)
Effect of Translation Adjustment	(31,829)	264	(31,565)
Balance at June 30, 2025	$1,111,803	$(208,037)	$903,766

The Company used the discounted cash flow method with interest rates ranging from 4.2% to 17.5%, for the year ended June 30, 2025 and 2024.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2025 and 2024 were $346,232 and $148,953, respectively.

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

June 30, 2025 and 2024

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

Foreign Currency Translation

The Company transacts business in various foreign currencies. The following table represents the functional currencies of the Company and its subsidiaries:

The Company and Subsidiaries	Functional Currency

NetSol Technologies, Inc.	USD
NTA	USD
Otoz	USD
NTE	British Pound
AEL	British Pound
VLSH	British Pound
VLS	British Pound
VLSIL	Euro
NetSol PK	Pakistan Rupee
Connect	Pakistan Rupee
NetSol Innovation	Pakistan Rupee
NIAI	Pakistan Rupee
NetSol Thai	Thai Bhat
Otoz Thai	Thai Bhat
Australia	Australian Dollar
Namecet	AED
NetSol Beijing	Chinese Yuan
Tianjin	Chinese Yuan

The effects of foreign currency translation adjustments are recorded to other comprehensive income.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

Statement of Cash Flows

The Company’s cash flows from operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries.

Recent Accounting Standards Adopted by the Company:

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The Company adopted the standard on a retrospective basis and made the required annual disclosures as of June 30, 2025. Interim disclosures are required for periods within fiscal years beginning in the first quarter of the Company’s fiscal year 2026. As the guidance only requires additional disclosure, there were no effects of adoption on our financial position, results of operations, or cash flows. See Note 17 – Segment Information and Geographic Areas for the segment disclosure required under this ASU.

Recent Accounting Standards Not Yet Adopted by the Company:

In December 2023, the FASB issued ASU No. 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. This ASU improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as disaggregated income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. For the Company, this corresponds to fiscal year 2026. The amendments will be applied on a prospective basis, although retrospective application for prior periods is permitted. The Company expects the adoption of this ASU to result in additional disclosures but does not anticipate any impact on its financial position, results of operations, or cash flows.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard requires disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization from each relevant expense caption. The amendments are effective for annual reporting periods beginning after December 15, 2026, which corresponds to the Company’s fiscal year 2028 and interim periods beginning after December 15, 2027, which corresponds to the Company’s first quarter of fiscal 2029. Early adoption and retrospective application are permitted but not required. The Company plans to adopt the standard and make the required disclosures beginning in fiscal year 2028 for annual periods and in Q1 of fiscal 2029 for interim periods. The Company expects the adoption of this ASU to result in additional disclosures but does not anticipate any impact on its financial position, results of operations, or cash flows.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

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

Core Revenue

The Company generates its core revenue from the following sources: (1) software licenses, (2) services, which include implementation and consulting services, and (3) subscription and support, which includes post-contract support, of its enterprise software solutions for the lease and finance industry. The Company offers its software using the same underlying technology via two models: a traditional on-premises licensing model and a subscription model. The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the subscription delivery model, the Company provides access to its software on a hosted basis as a service and customers generally do not have the contractual right to take possession of the software.

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

The Company’s contracts which contain multiple performance obligations generally consist of the initial purchase of subscription or licenses and a professional services engagement.  License purchases generally have multiple performance obligations as customers purchase post-contract support and services in addition to the licenses.  The Company’s single performance obligation arrangements are typically post-contract support renewals, subscription renewals and services engagements.

For contracts with multiple performance obligations where the contracted price differs from the standard-alone selling price (“SSP”) for any distinct good or service, the Company may be required to allocate the contract’s transaction price to each performance obligation using its best estimate for the SSP.

Software Licenses

Transfer of control for software is considered to have occurred upon delivery of the product to the customer. The Company’s typical payment terms tend to vary by region, but its standard payment terms are within 30 days of invoice.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

The Company’s disaggregated revenue by category is as follows:

	For the Years
	Ended June 30,
	2025	2024
Core:
License	$598,633	$5,449,991
Subscription and support	32,934,648	27,952,768
Services	28,921,965	22,526,010
Total core revenue, net	62,455,246	55,928,769

Non-Core:
Services	3,632,983	5,464,322
Total non-core revenue, net	3,632,983	5,464,322

Total net revenue	$66,088,229	$61,393,091

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

The stand-alone selling price of the licenses was measured primarily through an analysis of pricing that management evaluated when quoting prices to customers. Although the Company has no history of selling its software separately from post-contract support and other services, the Company does have historical experience with amending contracts with customers to provide additional modules of its software or providing those modules at an optional price. This information guides the Company in assessing the stand-alone selling price of the Company’s software, since the Company can observe instances where a customer had a particular component of the Company’s software that was essentially priced separate from other goods and services that the Company delivered to that customer.

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

June 30, 2025 and 2024

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables, contract assets (revenues in excess of billings), or contract liabilities (unearned revenue) on the Company’s Consolidated Balance Sheets. The Company records revenues in excess of billings when the Company has transferred goods or services but does not yet have the right to consideration. The Company records unearned revenue when the Company has received or has the right to receive consideration but has not yet transferred goods or services to the customer.

The revenues in excess of billings are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	June 30, 2025	June 30, 2024

Revenues in excess of billings	$19,134,385	$13,638,547

Unearned revenue	$3,029,850	$8,752,153

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

The Company’s unearned revenue reconciliation is as follows:

Unearned Revenue

Balance at June 30, 2023	$7,932,306
Invoiced	24,039,382
Revenue Recognized	(23,216,573)
Adjustments	(2,962)
Balance at June 30, 2024	$8,752,153
Invoiced	23,567,456
Revenue Recognized	(29,201,839)
Adjustments	(87,920)
Balance at June 30, 2025	$3,029,850

During the year ended June 30, 2025, the Company recognized revenue of $8,450,000, which was included in the unearned revenue balance at the beginning of the period. All other activity in unearned revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $21,759,000 as of June 30, 2025, of which the Company estimates to recognize approximately $15,877,000 in revenue over the next 12 months and the remainder over an estimated 3 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control.  In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

June 30, 2025 and 2024

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

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2025
	Net Income	Shares	Per Share
Basic income per share:
Net income	$2,923,233	11,576,287	$0.25
Effect of dilutive securities
Stock options	-	-	-
Diluted income per share	$2,923,233	11,576,287	$0.25

	For the year ended June 30, 2024
	Net Income	Shares	Per Share

Basic income per share:
Net income	$683,873	11,378,595	$0.06
Effect of dilutive securities
Stock options	-	43,345	-
Diluted income per share	$683,873	11,421,940	$0.06

As of June 30, 2025, 50,000 options were outstanding. These options were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price of the Company’s common stock during the period and, therefore, their effect would have been anti-dilutive.

As of June 30, 2024, 250,000 options were outstanding. The effect of these options on diluted earnings per share was 43,345 incremental shares, calculated using the treasury stock method.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

NOTE 5 – MAJOR CUSTOMERS

The following table describes the revenues from major customers:

	For the Years
	Ended June 30,
	2025	%	2024	%
Net Revenues:
Daimler Financial Services	$12,593,836	19.1%	$15,670,054	25.5%
BMW Financial	$10,671,666	16.1%	$4,334,024	7.1%

The following table describes the receivables from major customers:

	As of	As of
	June 30, 2025	June 30, 2024
Accounts Receivable
Daimler Financial Services	$1,268,847	$538,648
BMW Financial	$850,319	$505,875

Revenue in Excess of Billing
Daimler Financial Services	$489,208	$892,109
BMW Financial	$2,303,982	$1,419,997

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	June 30, 2025	June 30, 2024

Prepaid Expenses	$1,760,321	$1,314,524
Advance Income Tax	406,221	300,368
Employee Advances	151,355	165,264
Security Deposits	159,849	199,633
Other Receivables	410,489	258,880
Other Assets	315,233	362,117
Net Balance	$3,203,468	$2,600,786

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

NOTE 7 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	June 30, 2025	June 30, 2024

Revenues in excess of billings - long term	$1,111,803	$1,106,475
Present value discount	(208,037)	(152,446)
Net Balance	$903,766	$954,029

Pursuant to revenue recognition for contract accounting, the Company had recorded revenues in excess of billings long-term for amounts billable after one year. During the years ended June 30, 2025 and 2024, the Company accreted $73,066 and $42,814, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 4.2% to 17.5%, for the year ended June 30, 2025 and 2024.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	June 30, 2025	June 30, 2024

Office Furniture and Equipment	$2,437,002	$2,352,940
Computer Equipment	9,513,181	8,679,791
Assets Under Capital Leases	145,197	154,718
Building	3,532,475	3,602,819
Land	894,698	913,473
Autos	1,603,271	1,658,961
Improvements	217,230	206,387
Subtotal	18,343,054	17,569,089
Accumulated Depreciation	(13,269,682)	(12,462,247)
Property and Equipment, Net	$5,073,372	$5,106,842

For the years ended June 30, 2025 and 2024, depreciation expense totaled $1,463,783 and $1,595,959, respectively. Of these amounts, $952,331 and $1,018,768, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of June 30, 2025 and 2024:

	As of	As of
	June 30, 2025	June 30, 2024
Vehicles	$145,197	$154,718
Total	145,197	154,718
Less: Accumulated Depreciation - Net	(47,807)	(25,078)
	$97,390	$129,640

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

Finance lease term and discount rate were as follows:

	As of	As of
	June 30, 2025	June 30, 2024
Weighted average remaining lease term - Finance leases	1.75 Years	2.75 Years

Weighted average discount rate - Finance leases	11.3%	11.3%

NOTE 9 - LEASES

The Company leases certain office space, office equipment and autos with remaining lease terms of 1 to 10 years under leases classified as financing and operating. For certain leases, the Company has options to extend the lease term for additional periods ranging from 1 to 10 years.

The Company treats a contract as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, or the Company directs the use of the asset and obtains substantially all the economic benefits of the asset. These leases are recorded as right-of-use (“ROU”) assets and lease obligation liabilities for leases with terms greater than 12 months.  ROU assets represent the Company’s right to use an underlying asset for the entirety of the lease term. Lease liabilities represent the Company’s obligation to make payments over the life of the lease. An ROU asset and a lease liability are recognized at the commencement of the lease based on the present value of the lease payments over the life of the lease. Initial direct costs are included as part of the ROU asset upon commencement of the lease. Since the interest rate implicit in a lease is generally not readily determinable for the operating leases, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value. For finance leases, the Company used the incremental borrowing rate implicit in the lease.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2025	June 30, 2024
Assets
Operating lease assets, net	$809,513	$1,328,624

Liabilities
Current
Operating	$433,242	$608,202
Non-current
Operating	333,374	688,749
Total Lease Liabilities	$766,616	$1,296,951

The components of lease cost were as follows:

	For the Years
	Ended June 30,
	2025	2024

Amortization of finance lease assets	$37,228	$15,061
Interest on finance lease obligation	11,845	6,206
Operating lease cost	383,760	403,438
Short term lease cost	237,733	297,014
Sub lease income	(34,180)	(33,417)
Total lease cost	$636,386	$688,302

Lease term and discount rate were as follows:

	As of	As of
	June 30, 2025	June 30, 2024

Weighted average remaining lease term - Operating leases	1.44 Years	1.99 Years

Weighted average discount rate - Operating leases	4.8%	4.5%

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Years
	Ended June 30,
	2025	2024

Operating cash flows related to operating leases	$364,956	$322,953

Operating cash flows related to finance leases	$11,841	$6,203

Financing cash flows related finance leases	$15,109	$25,477

Maturities of operating lease liabilities were as follows as of June 30, 2025:

Amount
Within year 1	$468,065
Within year 2	243,590
Within year 3	111,053
Within year 4	465
Total Lease Payments	823,173
Less: Imputed interest	(56,557)
Present Value of lease liabilities	766,616
Less: Current portion	(433,242)
Non-Current portion	$333,374

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancellable leases. These lease agreements provide for a fixed base rent and terminate by January 2027. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the years ended June 30, 2025 and 2024, the Company received lease income of $34,180 and $33,417, respectively.

NOTE 10 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period business combinations. Goodwill was comprised of the following amounts:

	As of	As of
Entity (Segment)	June 30, 2025	June 30, 2024
NetSol PK (Asia - Pacific)	$1,166,610	$1,166,610
NTE (Europe)	3,471,814	3,471,814
NTA (North America)	4,664,100	4,664,100
Total	$9,302,524	$9,302,524

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	June 30, 2025	June 30, 2024
Accounts Payable	$981,504	$1,426,930
Accrued Liabilities	4,502,366	4,323,662
Accrued Payroll	1,313,127	1,392,112
Accrued Payroll Taxes	329,618	215,197
Taxes Payable	600,199	634,035
Other Payable	284,030	240,406
Total	$8,010,844	$8,232,342

NOTE 12 – DEBTS

Notes payable and capital leases consisted of the following:

		As of June 30, 2025
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$119,542	$119,542	$-
Line of Credit	(2)	405,000	405,000	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,759,634	1,759,634	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,337,322	1,337,322	-
Loan Payable Bank - Export Refinance III	(7)	4,575,048	4,575,048	-
Sale and Leaseback Financing	(8)	76,618	29,660	46,958
Short Term Financing	(9)	-	-	-
		8,273,164	8,226,206	46,958
Subsidiary Finance Leases	(10)	101,505	13,855	87,650
		$8,374,669	$8,240,061	$134,608

		As of June 30, 2024
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$124,314	$124,314	$-
Line of Credit	(2)	-	-	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,796,558	1,796,558	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,365,384	1,365,384	-
Loan Payable Bank - Export Refinance III	(7)	2,515,181	2,515,181	-
Sale and Leaseback Financing	(8)	56,842	47,158	9,684
Short Term Financing	(9)	412,655	412,655	-
		6,270,934	6,261,250	9,684
Subsidiary Finance Leases	(10)	100,962	14,875	86,087
		$6,371,896	$6,276,125	$95,771

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rates on these financings range from 8.4% to 11.6% and 8.6% to 10.9% as of June 30, 2025 and 2024, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

(2)	The Company has an uncommitted discretionary demand line of credit up to an aggregate amount of $1,000,000 with HSBC, secured by a lien on the Company’s assets. The annual interest rate was 7.75% and 8.75% as of June 30, 2025 and 2024, respectively. The total outstanding balance as of June 30, 2025 and 2024, was $405,000 and $nil, respectively.

(3)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $410,959. The annual interest rate was 8.5% and 9.5% as of June 30, 2025 and 2024, respectively. The total outstanding balance as of June 30, 2025 and 2024 was £nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of June 30, 2025, NTE was in compliance with this covenant.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 600,000,000 or $2,111,561 and Rs. 500,000,000 or $1,796,558 at June 30, 2025 and 2024, respectively. NetSol PK used Rs. 500,000,000 or $1,759,634 at June 30, 2025 and Rs. 500,000,000 or $1,796,558 at June 30, 2024. The interest rate for the loan was 8.0% and 17.5% at June 30, 2025 and 2024, respectively.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 4,050,937 or $14,256 and Rs. 53,600,000 or $192,591, at June 30, 2025 and 2024, respectively. The balance outstanding at June 30, 2025 and 2024 was Rs. Nil. The interest rate for the loan was 13.2% and 22.2% at June 30, 2025 and 2024, respectively.

These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of June 30, 2025, NetSol PK was in compliance with this covenant.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 380,000,000 or $1,337,322 and Rs. 380,000,000 or $1,365,384, at June 30, 2025 and 2024, respectively. NetSol PK used Rs. 380,000,000 or $1,337,322 and Rs. 380,000,000 or $1,365,384, at June 30, 2025 and 2024, respectively. The interest rate for the loan was 8.0% and 17.5% at June 30, 2025 and 2024, respectively.

During the loan tenure, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of June 30, 2025, NetSol PK was in compliance with these covenants.

(7)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 1,300,000,000 or $4,575,048 and Rs. 900,000,000 or $3,233,804, at June 30, 2025 and 2024, respectively. NetSol PK used Rs. 1,300,000,000 or $4,575,048 and Rs. 700,000,000 or $2,515,181, at June 30, 2025 and 2024, respectively. The interest rate for the loan was 8.0% and 17.5% at June 30, 2025 and 2024, respectively.

(8)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of June 30, 2025, NetSol PK used Rs. 21,771,042 or $76,618 of which $46,958 was shown as long-term and $29,660 as current. As of June 30, 2024, NetSol PK used Rs. 15,819,683 or $56,842 of which $9,684 was shown as long-term and $47,158 as current. The interest rate for the loan ranged between 12.3% and 24.2% at June 30, 2025. The interest rate for the loan ranged between 22.7% and 24.2% at June 30, 2024.

(9)	The Company’s subsidiary, NetSol Beijing, has a short-term loan facility with Bank of China, secured by the personal guarantee of the General Manager of NetSol Beijing for a period of one year. The facility amount was CNY 3,000,000 or $418,410. NetSol Beijing paid off this facility during the period ended June 30, 2025. At June 30, 2024, NetSol Beijing used CNY 3,000,000 or $412,655. The interest rate of the loan was 3.8% at June 30, 2025 and 2024, respectively.

(10)	The Company leases various fixed assets under capital lease arrangements expiring in various years through 2028. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2025 and 2024.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

Following is the aggregate minimum future lease payments under capital leases as of June 30, 2025:

Amount
Minimum Lease Payments
Within year 1	$27,582
Within year 2	91,896
Within year 3	6,162
Total Minimum Lease Payments	125,640
Interest Expense relating to future periods	(24,135)
Present Value of minimum lease payments	101,505
Less: Current portion	(13,855)
Non-Current portion	$87,650

Following is the aggregate future long term debt payments, which consists of “Sale and Leaseback Financing (8)”, as of June 30, 2025:

Amount
Loan Payments
Within year 1	$29,660
Within year 2	23,128
Within year 3	23,830
Total Loan Payments	76,618
Less: Current portion	(29,660)
Non-Current portion	$46,958

NOTE 13 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California. The following is a breakdown of income before the provision for income taxes:

Consolidated pre-tax income (loss) consists of the following:

	Years Ended June 30,
	2025	2024
US operations	$1,099,957	$(1,719,058)
Foreign operations	4,947,300	4,942,505
	$6,047,257	$3,223,447

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

The components of the provision for income taxes are as follows:

	Years Ended June 30,
	2025	2024
Current:
Federal	$-	$-
State and Local	1,600	1,600
Foreign	1,411,601	1,143,918

Deferred:
Federal	-	-
State and Local	-	-
Foreign	63,137	-
Provision for income taxes	$1,476,338	$1,145,518

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) is as follows:

	Years Ended June 30,
	2025		2024
Income tax (benefit) provision at statutory rate	$1,269,924	21.0%	$676,924	21.0%
State income (benefit) taxes, net of federal tax benefit	422,099	7.0%	224,997	7.0%
Foreign earnings taxed at different rates	90,483	1.5%	(238,995)	-7.4%
Change in valuation allowance for deferred tax assets	(179,699)	-3.0%	351,633	10.9%
Other	(126,469)	-2.1%	130,959	4.1%
Provision for income taxes	$1,476,338	24.4%	$1,145,518	35.5%

Deferred income tax assets and liabilities as of June 30, 2025 and 2024 consist of tax effects of temporary differences related to the following:

	Years Ended June 30,
	2025	2024
Net operating loss carry forwards	$10,963,495	$11,190,703
Other	200,323	152,814
Net deferred tax assets	11,163,818	11,343,517
Valuation allowance for deferred tax assets	(11,163,818)	(11,343,517)
Net deferred tax assets	$-	$-

The Company has established a full valuation allowance as management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance decreased by $179,699 for the year ended June 30, 2025.

At June 30, 2025, federal and state net operating loss carry forwards in the United States of America were $29,570,036 and $8,736,297, respectively. Federal net operating loss carry forwards begin to expire in 2028, while state net operating loss carry forwards are expiring each year. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code. Net operating losses related to foreign entities were $16,546,754 at June 30, 2025.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

As of June 30, 2025, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2022 through 2024. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $29,879,503 as of June 30, 2025. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed. The Company determined that it is not practicable to determine unrecognized deferred tax liability associated with the unremitted earnings attributable to the foreign subsidiaries.

NOTE 14 - STOCKHOLDERS’ EQUITY

During the years ended June 30, 2025 and 2024, the Company issued 58,335 and 70,035 shares of common stock, respectively, to the independent Board of Directors as part of their board compensation. The grant date fair value of the shares was $159,000 for each period, and was recorded as compensation expense in the accompanying consolidated financial statements.

During the year ended June 30, 2025, the Company issued 59,528 shares of common stock to the CEO for his bonus earned in fiscal year 2024. The fair market value of the shares was $151,201.

During the year ended June 30, 2025, the Company issued 2,680 shares of common stock to a consultant pursuant to the terms of his consultancy agreement. The grant date fair value of the shares was $8,333 and was recorded as compensation expense in the accompanying consolidated financial statements.

During the year ended June 30, 2024, the Company issued 5,000 shares of common stock to employees pursuant to the terms of their employment agreements. The grant date fair value of the shares was $9,050 and was recorded as compensation expense in the accompanying consolidated financial statements.

NOTE 15 – EQUITY INCENTIVE PLAN

At the Company’s 2025 annual meeting of shareholders, the shareholders approved the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan is the Company’s sole active equity compensation plan and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock-based awards to employees, directors, and consultants. The maximum number of shares of common stock authorized for issuance under the 2025 Plan is 1,100,000. Shares subject to awards that are forfeited, canceled, or expire without being exercised become available for grant under the plan. The 2025 Plan is administered by the Compensation Committee of the Board of Directors, which has discretion to determine the terms of awards, including vesting and performance conditions. The exercise price of stock options may not be less than the fair market value of the Company’s common stock on the date of grant, and the maximum term of any option is ten years. As of June 30, 2025, the remaining shares to be granted are 998,109 under the 2025 Plan.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# Number of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2023	-	$-
Granted	75,035	$2.24
Vested	(75,035)	$2.24
Unvested, June 30, 2024	-	$-
Granted	120,543	$2.64
Vested	(120,543)	$2.64
Unvested, June 30, 2025	-	$-

For the years ended June 30, 2025 and 2024, the Company recorded compensation expense of $167,333 and $168,050, respectively. In addition, 59,528 shares were issued to the CEO for his bonus, which was earned during fiscal year 2024. The weighted average grant date fair value is determined by the Company’s closing stock price on the grant date.

Common stock purchase options consisted of the following:

OPTIONS:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2023	-	$-		$-
Granted	250,000	2.15	0.5
Exercised	-	-	-
Expired / Cancelled	-	-	-
Outstanding and exercisable, June 30, 2024	250,000	$2.15	0.50	$-
Granted	50,000	2.94	1.89
Exercised	(220,000)	2.15	-
Expired / Cancelled	(30,000)	2.15	-
Outstanding and exercisable, June 30, 2025	50,000	$2.94	1.89	$8,500

The aggregate intrinsic value at June 30, 2025 represents the difference between the Company’s closing stock price of $3.11 on June 30, 2025 and the exercise price of the in-the-money stock options.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

The following table summarizes information about stock options outstanding and exercisable at June 30, 2025.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:

$2.94	50,000	1.89	$2.94
Totals	50,000	1.89	$2.94

OPTIONS

During the year ended June 30, 2025, the Company granted 50,000 options to a consultant with an exercise price of $2.94 per share, a two-year expiration date, and immediate vesting. Using the Black-Scholes method to value the options, the Company recorded $25,149 in compensation expense for these options in the accompanying consolidated financial statements.

During the year ended June 30, 2024, the Company granted 250,000 options to officers and employees with an exercise price of $2.15 per share, a one-year expiration date, and immediate vesting. Using the Black-Scholes method to value the options, the Company recorded $101,424 in compensation expense for these options in the accompanying consolidated financial statements. The fair market value was calculated using the Black-Scholes option pricing model.

The following table includes the assumptions used in the calculations:

	June 30, 2025	June 30, 2024
Risk-free interest rate	3.99%	5.24%
Expected life	1 year	6 months
Expected volatility	38.8%	63.60%
Expected dividend	0%	0%

In determining the fair value of share options, the Company utilized the simplified method to estimate the expected term for certain share option grants. The simplified method was applied due to the Company’s lack of sufficient historical data on employee exercise behavior, which would otherwise be necessary to develop a more precise estimate of the expected term. The simplified method estimates the expected term as the midpoint between the vesting period and the contractual term of the options.

In determining the fair value of share options, the Company utilized historical volatility as the basis for its expected volatility assumption. Historical volatility was calculated using the daily closing prices of the Company’s common stock over a period commensurate with the expected term of the share options. The Company determined that historical volatility was an appropriate measure of future expectations, as it reflects the stock’s past performance and market conditions. No significant adjustments were made to historical volatility, as the Company believes it provides a reasonable estimate of expected volatility for the purposes of option valuation.

NOTE 16 – RETIREMENT PLANS

The Company and its subsidiaries have varying defined contribution plans based on country-specific laws. Employer contributions vary by subsidiary from 0% up to 8% taking the form in some jurisdictions of employee matching contributions and in others direct employer contributions mandated by local law. During the years ended June 30, 2025 and 2024, the Company contributed $1,363,234 and $1,156,977, respectively, to these plans.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

NOTE 17 – SEGMENT INFORMATION AND GEOGRAPHIC AREAS

The Company has identified three segments for its products and services: North America, Europe, and Asia-Pacific. The reportable segments are business units located in different global regions. Each business unit provides similar products and services: license fees for leasing and asset-based software, subscription and support fees, and implementation and IT consulting services. Separate management of each segment is required because each business unit is subject to different operational issues and strategies due to its particular regional location. The Company’s chief operating decision maker (“CODM”) evaluates performance and allocates resources based on gross profit and income from operations. The Company has designated its Chief Executive Officer as the CODM.

Segment assets include all assets attributable to operations within the respective geographic regions, including cash, accounts receivable, revenue in excess of billings, and property, plant, and equipment. Corporate assets, which primarily consist of cash and cash equivalents, goodwill, and assets associated with the Company’s corporate headquarters, are not allocated to the geographic segments and are shown separately.

The accounting policies of the reportable segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Intersegment revenues are eliminated in consolidation.

Prior year results have been restated to conform to the current year presentation, reflecting the use of gross profit and income from operations as the measures of segment performance evaluated by the CODM.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

The following tables present financial information by reportable segment for the year ended June 30, 2025:

	For the Year Ended
	June 30, 2025
	North America	Europe	Asia - Pacific	Total
Revenues
License	$-	$111,377	$487,256	$598,633
Subscription and support	5,603,900	4,560,260	22,770,488	32,934,648
Services	6,399,927	9,972,363	16,182,658	32,554,948
Intersegment revenues			7,000,458	7,000,458
Total revenue from reportable segments	$12,003,827	$14,644,000	$46,440,860	$73,088,687
Elimination of intersegment revenues				(7,000,458)
Total consolidated revenues				$66,088,229

Revenues from reportable segments	$12,003,827	$14,644,000	$46,440,860	$73,088,687

Salaries and consultants	2,074,573	4,607,703	19,115,189	25,797,465
Travel	277,680	162,193	1,623,638	2,063,511
Depreciation	-	-	952,331	952,331
Other (a)	3,497,607	4,836,247	3,366,994	11,700,848
Gross Profit	6,153,967	5,037,857	21,382,708	32,574,532

Selling and marketing	2,103,890	1,341,023	6,278,262	9,723,175
Depreciation	3,167	186,927	321,358	511,452
General and administrative	755,194	4,059,517	8,502,694	13,317,405
Income (loss) from operations - reportable segments	$3,291,716	$(549,610)	$6,280,394	$9,022,500

Reconciliation:
Income (loss) from operations - reportable segments				$9,022,500
Corporate operating expenses				(5,520,782)
Interest expense				(871,355)
Interest income				1,871,040
Gain (loss) on foreign currency exchange transactions				1,301,613
Other income (expense)				244,241
Net income (loss) before income taxes				$6,047,257

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

	As of
	June 30, 2025
Segment assets:	North America	Europe	Asia - Pacific	Total
Cash	$387,955	$1,138,048	$15,248,031	$16,774,034
Accounts receivable, net of allowance	581,872	1,084,418	5,861,282	7,527,572
Revenue in excess of billings, net of allowance	1,967,757	3,178,780	13,987,848	19,134,385
Other segment assets (b)	243,550	1,580,534	7,066,725	8,890,809
Total segment assets	$3,181,134	$6,981,780	$42,163,886	$52,326,800

Asset Reconciliation
Total assets for reportable segments				$52,326,800
Corporate assets				811,785
Goodwill not allocated to segments				9,302,524
Consolidated total				$62,441,109

	For the year ended June 30, 2025
	North America	Europe	Asia - Pacific	Total
Expenditures for property, plant and equipment	$17,332	$9,929	$1,355,509	$1,382,770

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

The following tables present financial information by reportable segment for the year ended June 30, 2024:

	For the Year Ended
	June 30, 2024
	North America	Europe	Asia - Pacific	Total
Revenues
License	$-	$112,524	$5,337,467	$5,449,991
Subscription and support	4,693,618	3,383,312	19,875,838	27,952,768
Services	1,240,179	8,471,966	18,278,187	27,990,332
Intersegment revenues			3,061,465	3,061,465
Total revenue from reportable segments	$5,933,797	$11,967,802	$46,552,957	$64,454,556
Elimination of intersegment revenues				(3,061,465)
Total consolidated revenues				$61,393,091

Revenues from reportable segments	$5,933,797	$11,967,802	$46,552,957	$64,454,556

Salaries and consultants	1,658,561	3,734,833	18,229,513	23,622,907
Travel	23,890	191,306	2,728,246	2,943,442
Depreciation	-	-	1,144,809	1,144,809
Other (a)	1,550,465	2,911,441	2,996,622	7,458,528
Gross Profit	2,700,881	5,130,222	21,453,767	29,284,870

Selling and marketing	1,395,827	933,203	4,833,083	7,162,113
Depreciation	1,712	231,018	344,261	576,991
General and administrative	690,194	4,063,242	7,746,462	12,499,898
Income (loss) from operations - reportable segments	$613,148	$(97,241)	$8,529,961	$9,045,868

Reconciliation:
Income (loss) from operations - reportable segments				$9,045,868
Corporate operating expenses				(5,552,313)
Interest expense				(1,142,166)
Interest income				1,911,258
Gain (loss) on foreign currency exchange transactions				(1,187,320)
Other income (expense)				148,120
Net income (loss) before income taxes				$3,223,447

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

	As of
	June 30, 2024
Segment assets:	North America	Europe	Asia - Pacific	Total
Cash	$435,995	$955,707	$17,226,295	$18,617,997
Accounts receivable, net of allowance	511,816	2,433,951	10,103,847	13,049,614
Revenue in excess of billings, net of allowance	131,461	1,091,941	12,415,145	13,638,547
Other segment assets (b)	370,770	1,456,685	6,941,920	8,769,375
Total segment assets	$1,450,042	$5,938,284	$46,687,207	$54,075,533

Asset Reconciliation
Total assets for reportable segments				54,075,533
Corporate assets				808,385
Goodwill not allocated to segments				9,302,524
Consolidated total				$64,186,442

	For the year ended June 30, 2024
	North America	Europe	Asia - Pacific	Total
Expenditures for property, plant and equipment	$-	$179,102	$336,302	$515,404

(a)	Other costs of goods sold include computer costs, third-party hardware and software costs, repair and maintenance, insurance, utilities, and communication expenses.

(b)	Other assets include property and equipment, right of use of assets, advances, deposits, and prepayments.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than five percent of total revenues for the years ended June 30, 2025 and 2024.

	June 30, 2025		June 30, 2024
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$17,043,193	$108,837	$20,747,744	$354,122
Thailand	2,745,299	585,401	3,636,153	929,651
USA	10,763,285	175,247	4,853,541	337,427
UK	14,644,000	998,465	11,967,802	983,126
Pakistan & India	2,292,058	4,514,487	2,229,067	4,621,210
Australia & New Zealand	8,609,997	5,923	5,454,383	7,168
Mexico	1,240,542	-	1,080,256	-
Indonesia	4,138,350	-	4,475,356	189,131
South Africa	814,817	-	857,218	-
South Korea	1,506,456	-	2,491,606
Other Countries	2,290,232	430,622	3,599,965	-
Total	$66,088,229	$6,818,982	$61,393,091	$7,421,835

Disclosed in the table below is the geographic information of total revenues by country for the years ended June 30, 2025 and 2024.

	Revenues 2025
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	South Korea	Other Countries

North America:	$12,003,827	$-	$-	$10,763,285	$-	$-	$-	$1,240,542	$-	$-	$-	$-
Europe:	14,644,000	-	-	-	14,644,000	-	-	-	-	-	-	-
Asia-Pacific:	39,440,402	17,043,193	2,745,299	-	-	2,292,058	8,609,997	-	4,138,350	814,817	1,506,456	2,290,232

Total	$66,088,229	$17,043,193	$2,745,299	$10,763,285	$14,644,000	$2,292,058	$8,609,997	$1,240,542	$4,138,350	$814,817	$1,506,456	$2,290,232

	Revenues 2024
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	South Korea	Other Countries

North America:	$5,933,797	$-	$-	$4,853,541	$-	$-	$-	$1,080,256	$-	$-	$-	$-
Europe:	11,967,802	-	-	-	11,967,802	-	-	-	-	-	-	-
Asia-Pacific:	43,491,492	20,747,744	3,636,153	-	-	2,229,067	5,454,383	-	4,475,356	857,218	2,491,606	3,599,965

Total	$61,393,091	$20,747,744	$3,636,153	$4,853,541	$11,967,802	$2,229,067	$5,454,383	$1,080,256	$4,475,356	$857,218	$2,491,606	$3,599,965

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

NOTE 18– BUSINESS COMBINATIONS AND COMMON CONTROL TRANSACTIONS

In July 2024, NTA, a wholly owned subsidiary of NetSol Technologies, Inc. (“NTI”), entered into a share purchase agreement with NTI and the remaining minority shareholders to acquire all issued and outstanding shares of OTOZ®. In March 2025, NTA filed the merger documents with the respective state agencies with an effective date of April 1, 2025.

The transaction occurred between entities under common control. Accordingly, all assets and liabilities of OTOZ® were transferred to NTA at their carrying amounts, and no gain or loss was recognized as a result of the transaction. This merger did not result in any change to the consolidated accounting for the assets and liabilities transferred, as both entities were controlled by NTI before and after the transaction. The transaction was accounted for in accordance with ASC 805-50, Business Combinations – Related Parties and had no material impact on the consolidated financial statements except for the change in legal entity structure. Details of the purchase price and accounting treatment for the noncontrolling interest are provided in Note 19 – Non-Controlling Interest in Subsidiaries.

NOTE 19 – NON-CONTROLLING INTEREST IN SUBSIDIARIES

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2025

NetSol PK	30.24%	$4,496,723
NetSol Innovation	30.24%	(637,529)
NAMECET	30.24%	567,819
NIAI	30.24%	(1,471)
NetSol Thai	0.006%	(184)
OTOZ Thai	0.01%	7
OTOZ	0.00%	-
Total		$4,425,365

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2024

NetSol PK	32.38%	$4,679,101
NetSol Innovation	32.38%	137,232
NAMECET	32.38%	(21,014)
NetSol Thai	0.006%	(163)
OTOZ Thai	5.60%	(17,483)
OTOZ	5.59%	(83,255)
Total		$4,694,418

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

During the year ended June 30, 2025, NetSol PK, a majority owned subsidiary of the Company, repurchased 2,690,251 shares of its outstanding common stock from the open market for $1,503,662. The repurchase did not result in a change of control and was therefore accounted for as an equity transaction in accordance with ASC 810-10. Due to this purchase, the non-controlling interest in NetSol PK, NetSol Innovation and NAMECET, decreased from 32.38% at June 30, 2024 to 30.24% at June 30, 2025. The carrying amount of the non-controlling interest was reduced by $1,532,797, and the difference of $29,135 was recognized as an increase in additional paid-in capital in the Company’s consolidated equity.

During the year ended June 30, 2025, the Company acquired the remaining 177,558 minority shares from the OTOZ® non-controlling shareholders for $8,878. As a result, the Company’s ownership interest increased, reducing the non-controlling interest from 5.59% to 0.0%. The effective non-controlling interest in Otoz® Thai decreased to 0.01%. OTOZ® was merged into NTA during the year ended June 30, 2025.

The following schedule discloses the effect on the Company’s equity due to the changes in the Company’s ownership interest.

	For the Years
	Ended June 30,
	2025	2024

Net income (loss) attributable to NetSol	$2,923,233	$683,873
Transfer to (from) non-controlling interest
Decrease in paid-in capital for purchase of 177,558 shares of OTOZ Inc common stock	(103,132)	-
Increase in paid-in capital for purchase of 2,690,251 shares of common stock of NetSol PK from Open Market	29,135	-
Net transfer to (from) non-controlling interest	(73,997)	-
Change from net income (loss) attributable to NetSol and transfer (to) from non-controlling interest	$2,849,236	$683,873

