Form 10-Q
period 2025-09-30
NETSOL TECHNOLOGIES INC
filed 2025-11-12
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

The issuer had 12,735,806 shares issued and 11,796,775 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of November 5, 2025.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 30, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$22,690,618	$17,357,944
Accounts receivable, net of allowance of $359,088 and $355,464	6,320,988	7,527,572
Revenues in excess of billings, net of allowance of $31,662 and $34,496	13,994,651	18,230,619
Other current assets	3,586,732	3,203,468
Total current assets	46,592,989	46,319,603
Revenues in excess of billings, net - long term	881,053	903,766
Property and equipment, net	5,188,592	5,073,372
Right of use assets - operating leases	653,418	809,513
Other assets	6,938	32,331
Goodwill	9,302,524	9,302,524
Total assets	$62,625,514	$62,441,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,191,552	$8,010,844
Current portion of loans and obligations under finance leases	8,330,243	8,240,061
Current portion of operating lease obligations	401,655	433,242
Unearned revenue	3,735,828	3,029,850
Total current liabilities	21,659,278	19,713,997
Loans and obligations under finance leases; less current maturities	218,170	134,608
Operating lease obligations; less current maturities	224,417	333,374
Total liabilities	22,101,865	20,181,979

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 18,000,000 shares authorized; 12,733,907 shares issued and 11,794,876 outstanding as of September 30, 2025; 12,700,465 shares issued and 11,761,434 outstanding as of June 30, 2025	127,342	127,008
Additional paid-in-capital	129,636,251	129,529,901
Treasury stock (at cost, 939,031 shares as of September 30, 2025 and June 30, 2025)	(3,920,856)	(3,920,856)
Accumulated deficit	(43,646,368)	(41,289,080)
Other comprehensive loss	(46,402,374)	(46,613,208)
Total NetSol stockholders’ equity	35,793,995	37,833,765
Non-controlling interest	4,729,654	4,425,365
Total stockholders’ equity	40,523,649	42,259,130
Total liabilities and stockholders’ equity	$62,625,514	$62,441,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2025	2024
Net Revenues:
License fees	$72,225	$1,229
Subscription and support	8,960,555	8,192,471
Services	5,979,143	6,404,798
Total net revenues	15,011,923	14,598,498

Cost of revenues	9,099,933	8,034,386
Gross profit	5,911,990	6,564,112

Operating expenses:
Selling, general and administrative	7,536,353	6,964,321
Research and development cost	214,343	359,949
Total operating expenses	7,750,696	7,324,270

Income (loss) from operations	(1,838,706)	(760,158)

Other income and (expenses)
Interest expense	(174,611)	(258,219)
Interest income	280,974	769,867
Gain (loss) on foreign currency exchange transactions	(286,917)	542,545
Other income	17,670	153,491
Total other income (expenses)	(162,884)	1,207,684

Net income before income taxes	(2,001,590)	447,526
Income tax provision	(215,775)	(229,817)
Net income	(2,217,365)	217,709
Non-controlling interest	(139,923)	(146,914)
Net income attributable to NetSol	$(2,357,288)	$70,795

Net income per share:
Net income per common share
Basic	$(0.20)	$0.006
Diluted	$(0.20)	$0.006

Weighted average number of shares outstanding
Basic	11,767,811	11,429,695
Diluted	11,767,811	11,482,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,
	2025	2024
Net income	$(2,357,288)	$70,795
Other comprehensive income (loss):
Translation adjustment	259,917	(72,183)
Translation adjustment attributable to non-controlling interest	(49,083)	(41,224)
Net translation adjustment	210,834	(113,407)
Comprehensive income (loss) attributable to NetSol	$(2,146,454)	$(42,612)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended September 30, 2025 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2025	12,700,465	$127,008	$129,529,901	$(3,920,856)	$(41,289,080)	$(46,613,208)	$4,425,365	$42,259,130
Exercise of subsidiary common stock options	-	-	(38,716)	-	-	-	115,283	76,567
Common stock issued for:
Services	33,442	334	145,066	-	-	-	-	145,400
Foreign currency translation adjustment	-	-	-	-	-	210,834	49,083	259,917
Net loss	-	-	-	-	(2,357,288)	-	139,923	(2,217,365)
Balance at September 30, 2025	12,733,907	$127,342	$129,636,251	$(3,920,856)	$(43,646,368)	$(46,402,374)	$4,729,654	$40,523,649

A statement of the changes in equity for the three months ended September 30, 2024 is provided below:

			Additional			Other	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2024	12,359,922	$123,602	$128,783,865	$(3,920,856)	$(44,212,313)	$(45,935,616)	$4,694,418	$39,533,100
Exercise of common stock options	10,000	100	21,400	-	-	-	-	21,500
Common stock issued for:
Services	13,950	140	39,610	-	-	-	-	39,750
Fair value of subsidiary options issued	-	-	8,029	-	-	-	-	8,029
Acquisition of non-controlling interest in subsidiary	-	-	(143,014)	-	-	-	135,119	(7,895)
Foreign currency translation adjustment	-	-	-	-	-	(113,407)	41,224	(72,183)
Net income (loss) for the year	-	-	-	-	70,795	-	146,914	217,709
Balance at September 30, 2024	12,383,872	$123,842	$128,709,890	$(3,920,856)	$(44,141,518)	$(46,049,023)	$5,017,675	$39,740,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(2,217,365)	$217,709
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	324,606	365,997
Provision for bad debts	(1,583)	336,506
Gain on sale of assets	(16,613)	-
Stock based compensation	145,400	47,779
Changes in operating assets and liabilities:
Accounts receivable	1,218,992	6,738,384
Revenues in excess of billing	4,282,495	836,403
Other current assets	(323,491)	(222,359)
Accounts payable and accrued expenses	1,176,241	10,546
Unearned revenue	714,879	(2,813,220)
Net cash provided by operating activities	5,303,561	5,517,745

Cash flows from investing activities:
Purchases of property and equipment	(485,281)	(100,737)
Sales of property and equipment	16,687	-
Investment in associates	25,396	-
Purchase of subsidiary shares	-	(7,895)
Net cash used in investing activities	(443,198)	(108,632)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	-	21,500
Proceeds from exercise of subsidiary options	64,147	-
Proceeds from bank loans	242,421	250,000
Payments on finance lease obligations and loans - net	(115,350)	(118,311)
Net cash provided by financing activities	191,218	153,189
Effect of exchange rate changes	281,093	(163,511)
Net increase (decrease) in cash and cash equivalents	5,332,674	5,398,791
Cash and cash equivalents at beginning of the period	17,357,944	19,127,165
Cash and cash equivalents at end of period	$22,690,618	$24,525,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Three Months Ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$165,954	$285,362
Taxes	$100,011	$264,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2025. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

September 30, 2025

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance, except balances maintained in China are insured for RMB 500,000 ($70,225) in each bank and in the UK for GBP 85,000 ($114,865) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of September 30, 2025, and June 30, 2025, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $21,972,967 and $16,386,079, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

The Company’s financial assets that were measured at fair value on a recurring basis as of September 30, 2025, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$881,053	$881,053
Total	$-	$-	$881,053	$881,053

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2025, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$903,766	$903,766
Total	$-	$-	$903,766	$903,766

The reconciliation from June 30, 2025 to September 30, 2025 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2025	$1,111,803	$(208,037)	$903,766
Amortization during the period	-	24,814	24,814
Transfers to short term	(56,813)	-	(56,813)
Effect of Translation Adjustment	9,200	86	9,286
Balance at September 30, 2025	$1,064,190	$(183,137)	$881,053

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

September 30, 2025

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

The Company’s disaggregated revenue by category is as follows:

	For the Three Months Ended September 30,
	2025	2024
Core:
License	$72,225	$1,229
Subscription and support	8,960,555	8,192,471
Services	5,094,911	5,530,629
Total core revenue, net	14,127,691	13,724,329

Non-Core:
Services	884,232	874,169
Total non-core revenue, net	884,232	874,169

Total net revenue	$15,011,923	$14,598,498

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

September 30, 2025

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	September 30, 2025	June 30, 2025

Revenues in excess of billings	$14,875,704	$19,134,385

Unearned revenue	$3,735,828	$3,029,850

The Company’s unearned revenue reconciliation is as follows:

Unearned Revenue
Balance at June 30, 2025	$3,029,850
Invoiced	8,793,181
Revenue Recognized	(8,003,905)
Adjustments	(83,298)
Balance at September 30, 2025	$3,735,828

During the three months ended September 30, 2025, the Company recognized revenue of $1,570,000, that was included in the unearned revenue balance at the beginning of the period. All other activity in unearned revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Revenue allocated to the remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $18,664,000 as of September 30, 2025, of which the Company estimates to recognize approximately $13,440,000 in revenue over the next 12 months and the remainder over an estimated 3 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended September 30, 2025
	Net Loss	Shares	Per Share
Basic loss per share:
Net loss	$(2,357,288)	11,767,811	$(0.20)
Effect of dilutive securities
Stock options	-	-	-
Diluted loss per share	$(2,357,288)	11,767,811	$(0.20)

	For the three months ended September 30, 2024
	Net Income	Shares	Per Share
Basic income per share:
Net income	$70,795	11,429,695	$0.006
Effect of dilutive securities
Stock options		53,059	-
Diluted income per share	$70,795	11,482,754	$0.006

As of September 30, 2025, 50,000 options were outstanding. These options were not included in the computation of diluted earnings per share because of the loss during the quarter ended September 30, 2025; therefore, their effect would have been anti-dilutive.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $46,402,374 and $46,613,208 as of September 30, 2025 and June 30, 2025, respectively. During the three months ended September 30, 2025 and 2024, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation gain attributable to NetSol of $210,834 and a translation loss of $113,407, respectively.

NOTE 6 – MAJOR CUSTOMERS

For the three months ended September 30, 2025, the Company had three customers that comprised 24.7%, 14.8% and 10.4% of the Company’s net revenues, respectively.

For the three months ended September 30, 2024, the Company had two customers that comprised 22% and 16.9% of the Company’s net revenues, respectively.

As of September 30, 2025, no customer accounted for more than 10% of accounts receivable.

As of June 30, 2025, three customers accounted for 16.8%, 16.1% and 10.8% of accounts receivable, respectively.

As of September 30, 2025, four customers accounted for 22.2%, 20.7%, 12.1% and 11.5% of revenues in excess of billings, respectively.

As of June 30, 2025, four customers accounted for 24.2%, 16.9%, 15.9% and 11.9% of revenues in excess of billings, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of September 30, 2025	As of June 30, 2025

Prepaid Expenses	$1,706,683	$1,760,321
Advance Income Tax	513,327	406,221
Employee Advances	293,549	151,355
Security Deposits	194,280	159,849
Other Receivables	375,428	410,489
Other Assets	503,465	315,233
Net Balance	$3,586,732	$3,203,468

NOTE 8 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of September 30, 2025	As of June 30, 2025

Revenues in excess of billings - long term	$1,064,190	$1,111,803
Present value discount	(183,137)	(208,037)
Net Balance	$881,053	$903,766

Pursuant to revenue recognition for contract accounting, the Company has recorded revenues in excess of billings long-term for amounts billable after one year. During the three months ended September 30, 2025 and 2024, the Company accreted $24,814 and $18,367, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 4.2% to 17.5%, for the period ended September 30, 2025 and June 30, 2025.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of September 30, 2025	As of June 30, 2025

Office Furniture and Equipment	$2,490,058	$2,437,002
Computer Equipment	9,535,551	9,513,181
Assets Under Capital Leases	143,494	145,197
Building	3,553,010	3,532,475
Land	900,179	894,698
Autos	1,850,649	1,603,271
Improvements	218,374	217,230
Subtotal	18,691,315	18,343,054
Accumulated Depreciation	(13,502,723)	(13,269,682)
Property and Equipment, Net	$5,188,592	$5,073,372

For the three months ended September 30, 2025 and 2024, depreciation expense totaled $324,606 and $365,997, respectively. Of these amounts, $208,731 and $228,550, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of September 30, 2025 and June 30, 2025:

	As of September 30, 2025	As of June 30, 2025
Vehicles	$143,494	$145,197
Total	143,494	145,197
Less: Accumulated Depreciation - Net	(55,889)	(47,807)
	$87,605	$97,390

Finance lease term and discount rate were as follows:

	As of	As of
	September 30, 2025	June 30, 2025

Weighted average remaining lease term - Finance leases	1.5 Years	1.75 Years

Weighted average discount rate - Finance leases	11.3%	11.3%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

NOTE 10 - LEASES

The Company leases certain office space, office equipment and autos with remaining lease terms of one year to 10 years under leases classified as financing and operating. For certain leases, the Company has options to extend the lease term for additional periods ranging from one year to 10 years.

The Company treats a contract as a lease when the contract conveys the right to use a physically distinct asset for a period of time in exchange for consideration, or the Company directs the use of the asset and obtains substantially all the economic benefits of the asset. These leases are recorded as right-of-use (“ROU”) assets and lease obligation liabilities for leases with terms greater than 12 months. ROU assets represent the Company’s right to use an underlying asset for the entirety of the lease term. Lease liabilities represent the Company’s obligation to make payments over the life of the lease. A ROU asset and a lease liability are recognized at the commencement of the lease based on the present value of the lease payments over the life of the lease. Initial direct costs are included as part of the ROU asset upon commencement of the lease. Since the interest rate implicit in a lease is generally not readily determinable for the operating leases, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value.

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

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2025	As of June 30, 2025
Assets
Operating lease assets, net	$653,418	$809,513

Liabilities
Current
Operating	$401,655	$433,242
Non-current
Operating	224,417	333,374
Total Lease Liabilities	$626,072	$766,616

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

The components of lease cost were as follows:

	For the Three Months Ended September 30,
	2025	2024

Amortization of finance lease assets	$8,125	$13,877
Interest on finance lease obligation	3,042	3,087
Operating lease cost	81,627	99,846
Short term lease cost	76,465	49,563
Sub lease income	(8,974)	(8,406)
Total lease cost	$160,285	$157,967

Lease term and discount rate were as follows:

	As of	As of
	September 30, 2025	June 30, 2025

Weighted average remaining lease term - Operating leases	1.29 Years	1.44 Years

Weighted average discount rate - Operating leases	4.9%	4.8%

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Three Months Ended September 30,
	2025	2024

Operating cash flows related to operating leases	$75,824	$91,641

Operating cash flows related to finance leases	$3,042	$3,087

Financing cash flows related finance leases	$15,109	$5,516

Maturities of operating lease liabilities were as follows as of September 30, 2025:

Amount
Within year 1	$428,605
Within year 2	173,187
Within year 3	63,507
Within year 4	351
Total Lease Payments	665,650
Less: Imputed interest	(39,578)
Present Value of lease liabilities	626,072
Less: Current portion	(401,655)
Non-Current portion	$224,417

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancelable leases. These lease agreements provide for a fixed base rent and are currently on a month-by-month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three months ended September 30, 2025 and 2024, the Company received lease income of $8,974 and $8,406, respectively.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of September 30, 2025	As of June 30, 2025

Accounts Payable	$1,218,485	$981,504
Accrued Liabilities	4,734,430	4,502,366
Accrued Payroll	2,002,429	1,313,127
Accrued Payroll Taxes	210,980	329,618
Taxes Payable	713,345	600,199
Other Payable	311,883	284,030
Total	$9,191,552	$8,010,844

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

NOTE 12 – DEBTS

Notes payable and finance leases consisted of the following:

		As of September 30, 2025
Name		Total	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$23,622	$23,622	$-
Line of Credit	(2)	505,000	505,000	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,770,413	1,770,413	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	-	-	-
Loan Payable Bank - Export Refinance III	(7)	1,345,514	1,345,514	-
Loan Payable Bank - Export Refinance IV	(8)	4,603,073	4,603,073	-
Sale and Leaseback Financing	(9)	203,906	68,923	134,983
Short Term Financing	(10)	-	-	-
		8,451,528	8,316,545	134,983
Subsidiary Finance Leases	(11)	96,885	13,698	83,187
		$8,548,413	$8,330,243	$218,170

		As of June 30, 2025
Name		Total	Current Maturities	Long-Term Maturities

D&O Insurance	(1)	$119,542	$119,542	$-
Line of Credit	(2)	405,000	405,000	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,759,634	1,759,634	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	-	-	-
Loan Payable Bank - Export Refinance III	(7)	1,337,322	1,337,322	-
Loan Payable Bank - Export Refinance IV	(8)	4,575,048	4,575,048	-
Sale and Leaseback Financing	(9)	76,618	29,660	46,958
Short Term Financing	(10)	-	-	-
		8,273,164	8,226,206	46,958
Subsidiary Finance Leases	(11)	101,505	13,855	87,650
		$8,374,669	$8,240,061	$134,608

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 8.4% to 11.6% as of September 30, 2025 and June 30, 2025.

(2)	The Company has an uncommitted discretionary demand line of credit up to an aggregate amount of $1,000,000 with HSBC, secured by a lien on the Company’s assets. The annual interest rate was 7.75% as of September 30, 2025 and June 30, 2025. The total outstanding balance as of September 30, 2025 and June 30, 2025 was $505,000 and $405,000, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

(3)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $405,405. The annual interest rate was 8.5% as of September 30, 2025 and June 30, 2025. The total outstanding balance as of September 30, 2025 and June 30, 2025 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of September 30, 2025, NTE was in compliance with this covenant.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 600,000,000 or $2,124,495 at September 30, 2025 and Rs. 600,000,000 or $2,111,561 at June 30, 2025. NetSol PK used Rs. 500,000,000 or $1,770,413 at September 30, 2025 and Rs. 500,000,000 or $1,759,634 at June 30, 2025. The interest rate for the loan was 8.0% at September 30, 2025 and June 30, 2025.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 4,050,937 or $14,344 and Rs. 4,050,937 or $14,256, at September 30, 2025 and June 30, 2025, respectively. The balance outstanding at September 30, 2025 and June 30, 2025 was Rs. Nil. The interest rate for the loan was 13.1% at September 30, 2025 and 13.2% at June 30, 2025.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Bank Al-Habib Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 400,000,000 or $1,416,331 at September 30, 2025. NetSol PK has not used this facility at September 30, 2025. The interest rate for the loan was 8.0% at September 30, 2025.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and a current ratio of 1:1. As of September 30, 2025, NetSol PK was in compliance with this covenant.

(7)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 380,000,000 or $1,345,514 and Rs. 380,000,000 or $1,337,322 at September 30, 2025 and June 30, 2025, respectively. The interest rate for the loan was 8.0% at September 30, 2025 and June 30, 2025.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of September 30, 2025, NetSol PK was in compliance with these covenants.

(8)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 1,300,000,000 or $4,603,073 and Rs. 1,300,000,000 or $4,575,048, at September 30, 2025 and June 30, 2025, respectively. NetSol PK used Rs. 1,300,000,000 or $4,603,073 and Rs. 1,300,000,000 or $4,575,048, at September 30, 2025 and June 30, 2025, respectively. The interest rate for the loan was 8.0% at September 30, 2025 and June 30, 2025.

(9)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of September 30, 2025, NetSol PK used Rs. 57,587,011 or $203,906 of which $134,983 was shown as long term and $68,923 as current. As of June 30, 2025, NetSol PK used Rs. 21,771,042 or $76,618 of which $46,958 was shown as long-term and $29,660 as current. The interest rate for the loan was from 12.3% to 22.7% at September 30, 2025 and June 30, 2025.

(10)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2028. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three months ended September 30, 2025 and 2024.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

Following are the aggregate minimum future lease payments under finance leases as of September 30, 2025:

Amount
Minimum Lease Payments
Within year 1	$26,300
Within year 2	84,402
Within year 3	5,868
Total Minimum Lease Payments	116,570
Interest Expense relating to future periods	(19,685)
Present Value of minimum lease payments	96,885
Less: Current portion	(13,698)
Non-Current portion	$83,187

The following are the aggregate future long-term debt payments as of September 30, 2025 which consist of “Sale and Leaseback Financing (9)”.

Amount
Loan Payments
Within year 1	$68,923
Within year 2	72,359
Within year 3	62,624
Total Loan Payments	203,906
Less: Current portion	(68,923)
Non-Current portion	$134,983

NOTE 13 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2025, the Company issued 7,581 shares of common stock, respectively, to the independent Board of Directors as part of their board compensation. The grant date fair value was $36,000 and was recorded as compensation expense in the accompanying consolidated financial statements.

During the three months ended September 30, 2025, the Company issued 5,861 shares of common stock to a consultant pursuant to the terms of his consultancy agreement. The grant date fair value of the shares was $25,000 and was recorded as compensation expense in the accompanying consolidated financial statements.

During the three months ended September 30, 2025, the Company issued 20,000 shares of common stock to employees pursuant to the terms of their employment agreements. The grant date fair value was $84,400 and was recorded as compensation expense in the accompanying consolidated financial statements.

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# Number of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2025	-	$-
Granted	33,442	$4.35
Vested	(33,442)	$4.35
Unvested, September 30, 2025	-	$-

For the three months ended September 30, 2025 and 2024, the Company recorded compensation expense of $145,400 and $39,750, respectively. The weighted average grant date fair value is determined by the Company’s closing stock price on the grant date.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

NOTE 14 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options consisted of the following:

OPTIONS:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2025	50,000	$2.94	1.89
Granted	-	-	-
Exercised	-	-	-
Expired / Cancelled	-	-	-
Outstanding and exercisable, September 30, 2025	50,000	$2.94	1.64	$90,500

The aggregate intrinsic value at September 30, 2025 represents the difference between the Company’s closing stock price of $4.75 on September 30, 2025 and the exercise price of the in-the-money stock options.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2025.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:

$2.94	50,000	1.64	$2.94
Totals	50,000	1.64	$2.94

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

The following tables present financial information by reportable segment for the three months ended September 30, 2025:

	For the Three Months Ended September 30, 2025
	North America	Europe	Asia - Pacific	Total
Revenues
License	$-	$72,225	$-	$72,225
Subscription and support	1,486,397	1,484,646	5,989,512	8,960,555
Services	621,966	1,747,446	3,609,731	5,979,143
Intersegment revenues			1,061,771	1,061,771
Total revenue from reportable segments	2,108,363	3,304,317	10,661,014	16,073,694
Elimination of intersegment revenues				(1,061,771)
Total consolidated revenues				$15,011,923

Revenues from reportable segments	2,108,363	3,304,317	10,661,014	16,073,694

Salaries and consultants	492,636	1,133,001	5,338,889	6,964,526
Travel	53,734	67,360	377,078	498,172
Depreciation	-	-	208,731	208,731
Other (a)	501,302	918,027	1,070,946	2,490,275
Gross Profit	1,060,691	1,185,929	3,665,370	5,911,990

Selling and marketing	637,561	395,008	1,907,598	2,940,167
Depreciation	1,594	44,608	69,673	115,875
General and administrative	299,026	889,577	2,272,570	3,461,173
Income (loss) from operations - reportable segments	$122,510	$(143,264)	$(584,471)	$(605,225)

Reconciliation:
Income (loss) from operations - reportable segments				$(605,225)
Corporate operating expenses				(1,233,481)
Interest expense				(174,611)
Interest income				280,974
Gain (loss) on foreign currency exchange transactions				(286,917)
Other income (expense)				17,670
Net income (loss) before income taxes				$(2,001,590)

	As of
	September 30, 2025
	North America	Europe	Asia - Pacific	Total
Segment assets:
Cash	$194,594	$937,579	$21,035,388	$22,167,561
Accounts receivable, net of allowance	827,171	1,996,084	3,497,733	6,320,988
Revenue in excess of billings, net of allowance	1,547,541	3,137,993	10,190,170	14,875,704
Other segment assets (b)	281,641	1,406,229	7,629,704	9,317,574
Total segment assets	$2,850,947	$7,477,885	$42,352,995	$52,681,827

Asset Reconciliation
Total assets for reportable segments				52,681,827
Corporate assets				641,163
Goodwill not allocated to segments				9,302,524
Consolidated total				$62,625,514

	For the Three Months ended September 30, 2025
	North America	Europe	Asia - Pacific	Total
Expenditures for property, plant and equipment	$21,099	$38,187	$425,995	$485,281

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

The following tables present financial information by reportable segment for the three months ended September 30, 2024:

	For the Three Months Ended September 30, 2024
	North America	Europe	Asia - Pacific	Total
Revenues
License	$-	$1,229	$-	$1,229
Subscription and support	1,262,645	892,772	6,037,054	8,192,471
Services	1,606,016	1,601,285	3,197,497	6,404,798
Intersegment revenues			621,392	621,392
Total revenue from reportable segments	2,868,661	2,495,286	9,855,943	15,219,890
Elimination of intersegment revenues				(621,392)
Total consolidated revenues				$14,598,498

Revenues from reportable segments	2,868,661	2,495,286	9,855,943	15,219,890

Salaries and consultants	483,609	1,001,075	4,719,050	6,203,734
Travel	139,775	14,730	416,357	570,862
Depreciation	-	-	228,550	228,550
Other (a)	260,445	645,924	746,263	1,652,632
Gross Profit	1,984,832	833,557	3,745,723	6,564,112

Selling and marketing	548,099	273,368	1,400,888	2,222,355
Depreciation	471	59,680	77,296	137,447
General and administrative	221,426	927,202	2,359,305	3,507,933
Income (loss) from operations - reportable segments	$1,214,836	$(426,693)	$(91,766)	$696,377

Reconciliation:
Income (loss) from operations - reportable segments				$696,377
Corporate operating expenses				(1,456,535)
Interest expense				(258,219)
Interest income				769,867
Gain (loss) on foreign currency exchange transactions				542,545
Other income (expense)				153,491
Net income (loss) before income taxes				$447,526

	As of
	June 30, 2025
	North America	Europe	Asia - Pacific	Total
Segment assets:
Cash	$387,955	$1,138,048	$15,248,031	$16,774,034
Accounts receivable, net of allowance	581,872	1,084,418	5,861,282	7,527,572
Revenue in excess of billings, net of allowance	1,967,757	3,178,780	13,987,848	19,134,385
Other segment assets (b)	243,550	1,580,534	7,066,725	8,890,809
Total segment assets	$3,181,134	$6,981,780	$42,163,886	$52,326,800

Asset Reconciliation
Total assets for reportable segments				52,326,800
Corporate assets				811,785
Goodwill not allocated to segments				9,302,524
Consolidated total				$62,441,109

	For the Three Months ended September 30, 2024
	North America	Europe	Asia - Pacific	Total
Expenditures for property, plant and equipment	$3,841	$37,494	$59,402	$100,737

(a)	Other costs of goods sold include computer costs, third-party hardware and software costs, repair and maintenance, insurance, utilities, and communication expenses.

(b)	Other assets include property and equipment, right of use of assets, advances, deposits, and prepayments.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

NOTE 16 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at September 30, 2025

NetSol PK	30.47%	$4,773,605
NetSol Innovation	30.47%	(725,468)
NAMECET	30.47%	686,443
NIAI	30.47%	(4,743)
NetSol Thai	0.006%	(189)
OTOZ Thai	0.01%	6
Total		$4,729,654

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2025

NetSol PK	30.24%	$4,496,723
NetSol Innovation	30.24%	(637,529)
NAMECET	30.24%	567,819
NIAI	30.24%	(1,471)
NetSol Thai	0.006%	(184)
OTOZ Thai	0.01%	7
OTOZ	0.00%	-
Total		$4,425,365

During the quarter ended September 30, 2025, employees of NetSol PK, a majority-owned subsidiary of the Company, exercised stock options to purchase an aggregate of 278,455 shares of the subsidiary’s common stock for total proceeds of $76,567. Of this amount, $64,147 was received during the quarter ended September 30, 2025, and $12,420 was received during the fiscal year ended June 30, 2025. Due to this exercise, the non-controlling interest in NetSol PK, NetSol Innovation, NAMECET and NIAI, increased from 30.24% at June 30, 2025 to 30.47% at September 30, 2025. The carrying amount of the non-controlling interest was increased by $115,283, and the difference of $38,716 was recognized as a decrease in additional paid-in capital in the Company’s consolidated equity.

The following schedule discloses the effect on the Company’s equity due to the changes in the Company’s ownership interest.

	For the Three Months Ended September 30,
	2025	2024

Net income (loss) attributable to NetSol	$(2,357,288)	$70,795
Transfer to (from) non-controlling interest
Decrease in paid-in capital for purchase of 157,895 shares of OTOZ Inc common stock		(143,014)
Decrease in paid-in capital for option exercise of 278,455 shares of common stock of NetSol PK by emplyees	(38,716)
Net transfer to (from) non-controlling interest	(38,716)	(143,014)
Change from net income (loss) attributable to NetSol and transfer (to) from non-controlling interest	$(2,396,004)	$(72,219)

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

During the three months ended September 30, 2025 and 2024, the Company recorded an income tax provision of $215,775 and $229,817, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended September 30, 2025. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2025, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

We are also committed to serving Tier-2 and Tier-3 banks and financial institutions. We understand the unique challenges faced by these institutions, which is why we offer innovative cloud implementation solutions without any license fees, with rapid deployments and the with ability to scale. Further, our out-of-the-box, API-first products are designed to seamlessly integrate into existing systems, providing flexibility and scalability that smaller institutions often need. By prioritizing accessibility and ease of use, we empower smaller financial companies to enhance their service offerings and streamline operations, positioning ourselves as a trusted partner in their digital transformation journey.

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

We believe that our strong technology solutions offer our customers a return on their investment and allows us to thrive in a hyper competitive and mature global marketplace. Our solutions are bolstered by our people. We believe that people are the drivers of success; therefore, we invest heavily in our hiring, training and retention of top-notch staff to ensure not only successful selling, but also the ongoing satisfaction of our clients. Taken together, this “selling and attentive servicing” approach creates a distinctive advantage for us and a unique value for our customers. We continue to underpin our proven and effective business model, which is a combination of careful cost arbitrage, subject matter expertise, domain experience, scalability and proximity with our global and regional customers.

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

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended September 30, 2025:

●	We generated approximately $1.6 million in revenue through major system enhancements and platform modifications for multiple clients across diverse global regions.
●	We entered into a strategic agreement with an existing client to not only have the annual maintenance fee revised upwards but also to upgrade our legacy R1 platform, a project expected to generate approximately $1.5 million in revenues.
●	We launched Check AI, a groundbreaking AI-native credit decisioning engine integrated into our Transcend platform, marking a major step forward in transforming automated underwriting through faster decision-making and superior accuracy.
●	We were selected by a Fortune 500 automotive and powersports dealership group in North America to lead a discovery engagement with them focused on defining the roadmap for their next-gen omnichannel digital retail platform to be powered by our Transcend Retail system.
●	The finance arm of a leading Chinese construction equipment company in Indonesia successfully went live with our Transcend Finance solution.

Management has identified the following material trends affecting NetSol.

Positive trends:

●	According to S&P Global Mobility, the forecast for new vehicle sales worldwide in 2025 is 89.6 million units, which is a modest 1.7% year-over-year growth in light vehicle sales, and the US automotive sales of new vehicles in 2025 are expected to be around 16.2 million units, which is a 1.2% to 1.4% increase from 2024. This would be the highest annual sales figure since 2019.

●	According to recent forecasts, China’s auto sales in 2025 are expected to reach approximately 32.9 million units, representing a 4.7% year-over-year increase. Sales of New Energy Vehicles (NEV) account for 48.7% of all new car sales in China. (China Automobile Manufacturers Association). China’s sales target for NEVs in 2025 is projected to reach 15.5 million units, amounting to a 20% rise over 2024 figures (Fastmarkets, September 19, 2025).

●	The overall size of the mobility market in Europe and the United States is projected to increase to over $425 billion combined by 2035 or a compound CAGR of 5% from 2022 (Deloitte Global Automotive Mobility Market Simulation Tool).

●	The global automotive finance market size was valued at approximately $295.13 billion in 2024 and is projected to reach USD 451.71 billion by 2030, representing a compound annual growth rate (CAGR) of 7.4% from 2025 through 2030 (Grandview Research).

Negative trends:

●	The conflict in Gaza has disrupted the entire Middle East region since October 7, 2023. The conflict has expanded to neighboring nations such as Syria, Lebanon, and Iran. The unrest and turmoil in the region are viewed unfavorably by the regional business community. While recent ceasefire efforts may signal a positive change to the volatility in the region, there is no guarantee that the ceasefire will hold or that any outcome of the conflict will positively affect the region.

●	General economic conditions in our geographic markets, inflation, economic uncertainty, and increased operational costs are pressuring margins and leading companies to prioritize critical investment and control spending.

●	SaaS cybersecurity faces unprecedented challenges as companies increasingly migrate critical functions to cloud platforms. Proliferation of AI tools within these platforms has created additional attack vectors that require specialized security approaches beyond legacy protections (JOSYS.COM).

●	The imposition of tariffs on China and on other US trading partners may affect the price of consumer goods, including vehicles, amongst others, negatively affecting the profitability of many of our customers.

●	After the phase-out of the U.S. federal tax credits for EVs, sales have declined and the outlook for recovery in EV demand is poor in the near future (marklines.com).

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2025 Compared to the Quarter Ended September 30, 2024

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended September 30, 2025 and 2024 as a percentage of revenues.

	For the Three Months Ended September 30,
	2025	%	2024	%
Net Revenues:
License fees	$72,225	0.5%	$1,229	0.0%
Subscription and support	8,960,555	59.7%	8,192,471	56.1%
Services	5,979,143	39.8%	6,404,798	43.9%
Total net revenues	15,011,923	100.0%	14,598,498	100.0%

Cost of revenues	9,099,933	60.6%	8,034,386	55.0%
Gross profit	5,911,990	39.4%	6,564,112	45.0%
Operating expenses:
Selling, general and administrative	7,536,353	50.2%	6,964,321	47.7%
Research and development cost	214,343	1.4%	359,949	2.5%
Total operating expenses	7,750,696	51.6%	7,324,270	50.2%

Income (loss) from operations	(1,838,706)	-12.2%	(760,158)	-5.2%
Other income and (expenses)
Interest expense	(174,611)	-1.2%	(258,219)	-1.8%
Interest income	280,974	1.9%	769,867	5.3%
Gain (loss) on foreign currency exchange transactions	(286,917)	-1.9%	542,545	3.7%
Other income	17,670	0.1%	153,491	1.1%
Total other income (expenses)	(162,884)	-1.1%	1,207,684	8.3%

Net income before income taxes	(2,001,590)	-13.3%	447,526	3.1%
Income tax provision	(215,775)	-1.4%	(229,817)	-1.6%
Net income	(2,217,365)	-14.8%	217,709	1.5%
Non-controlling interest	(139,923)	-0.9%	(146,914)	-1.0%
Net income attributable to NetSol	$(2,357,288)	-15.7%	$70,795	0.5%

Net income per share:
Net income per common share
Basic	$(0.20)		$0.006
Diluted	$(0.20)		$0.006

Weighted average number of shares outstanding
Basic	11,767,811		11,429,695
Diluted	11,767,811		11,482,754

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

	For the Three Months Ended September 30,				Favorable (Unfavorable) Change in Constant	Favorable (Unfavorable) Change due to Currency	Total Favorable (Unfavorable) Change as
	2025	%	2024	%	Currency	Fluctuation	Reported

Net Revenues:	$15,011,923	100.0%	$14,598,498	100.0%	$488,281	$(74,856)	$413,425

Cost of revenues:	9,099,933	60.6%	8,034,386	55.0%	(1,157,815)	92,268	(1,065,547)

Gross profit	5,911,990	39.4%	6,564,112	45.0%	(669,534)	17,412	(652,122)

Operating expenses:	7,750,696	51.6%	7,324,270	50.2%	(445,820)	19,394	(426,426)

Income (loss) from operations	$(1,838,706)	-12.2%	$(760,158)	-5.2%	$(1,115,354)	$36,806	$(1,078,548)

Net revenues for the three months ended September 30, 2025 and 2024 are broken out among the segments as follows:

	2025		2024
	Revenue	%	Revenue	%

North America	$2,108,363	14.0%	$2,868,661	19.7%
Europe	3,304,317	22.0%	2,495,286	17.1%
Asia-Pacific	9,599,243	63.9%	9,234,551	63.3%
Total	$15,011,923	100.0%	$14,598,498	100.0%

Revenues

License fees

License fees for the three months ended September 30, 2025 were $72,225 compared to $1,229 for the three months ended September 30, 2024 reflecting an increase of $70,996 with an increase in constant currency of $68,182.

Subscription and support

Subscription and support fees for the three months ended September 30, 2025 were $8,960,555 compared to $8,192,471 for the three months ended September 30, 2024 reflecting an increase of $768,084 with an increase in constant currency of $899,515. Subscription and support fees begin once a customer has “gone live” with our product. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we implement both our NFS legacy products and NFS Ascent®.

Services

Services income for the three months ended September 30, 2025 was $5,979,143 compared to $6,404,798 for the three months ended September 30, 2024 reflecting a decrease of $425,655, with a decrease in constant currency of $479,416. Services revenue decreased compared to the prior quarter primarily due to the timing and composition of implementation projects.

Gross Profit

The gross profit was $5,911,990 for the three months ended September 30, 2025 compared with $6,564,112 for the three months ended September 30, 2024. This is a decrease of $652,122 with a decrease in constant currency of $669,534. The gross profit percentage for the three months ended September 30, 2025 also decreased to 39.4% from 45.0% for the three months ended September 30, 2024. The cost of sales was $9,099,933 for the three months ended September 30, 2025 compared to $8,034,386 for the three months ended September 30, 2024 for an increase of $1,065,547 and on a constant currency basis an increase of $1,157,815. As a percentage of sales, cost of sales increased from 55.0% for the three months ended September 30, 2024 to 60.6% for the three months ended September 30, 2025.

Salaries and consultant fees increased by $760,792 from $6,203,734 for the three months ended September 30, 2024 to $6,964,526 for the three months ended September 30, 2025 and on a constant currency basis increased by $789,164. The increase is due to annual salary raises. As a percentage of sales, salaries and consultant expense increased from 42.5% for the three months ended September 30, 2024 to 46.4% for the three months ended September 30, 2025.

Travel expenses were $498,172 for the three months ended September 30, 2025 compared to $570,862 for the three months ended September 30, 2024 for a decrease of $72,690 with a decrease in constant currency of $71,543. As a percentage of sales, travel expense decreased from 3.9% for the three months ended September 30, 2024 to 3.3% for the three months ended September 30, 2025.

Depreciation and amortization expense decreased to $208,731 compared to $228,550 for the three months ended September 30, 2024 or a decrease of $19,819 and on a constant currency basis a decrease of $16,277.

Other costs were $1,428,504 for the three months ended September 30, 2025 compared to $1,031,240 for the three months ended September 30, 2024 or an increase of $397,264 and on a constant currency basis an increase of $456,471. The increase is mainly due to an increase in third-party hardware and software costs of approximately $380,000 and hosting fees of approximately $57,000.

Operating Expenses

Operating expenses were $7,750,696 for the three months ended September 30, 2025 compared to $7,324,270, for the three months ended September 30, 2024 for an increase of $426,426 and on a constant currency basis an increase of $445,820. As a percentage of sales, it increased from 50.2% to 51.6%. The increase in operating expenses was primarily due to increases in selling and marketing expenses, salaries and wages, offset by a decrease in other general and administrative expenses and the provision for doubtful accounts.

Selling and marketing expenses were $3,116,953 for the three months ended September 30, 2025 compared to $2,292,199, for the three months ended September 30, 2024 for an increase of $824,754 and on a constant currency basis an increase of $847,959. The increase is mainly due to increases in salaries and consultants of approximately $663,739, due to annual raises and the hiring of additional marketing personnel. Other marketing expenses increased by approximately $151,836 due to the increase in advertising and marketing events.

General and administrative expenses were $4,419,400 for the three months ended September 30, 2025 compared to $4,672,122 for the three months ended September 30, 2024 or a decrease of $252,722 and on a constant currency basis a decrease of $260,336. During the three months ended September 30, 2025, salaries increased by $144,888 and increased $144,575 on a constant currency basis, bad debt expense decreased $338,089 and decreased $338,062 on a constant currency basis, and other general and administrative expenses decreased $59,521 and decreased by $66,849 on a constant currency basis.

Research and development cost was $214,343 for the three months ended September 30, 2025 compared to $359,949, for the three months ended September 30, 2024 for a decrease of $145,606 and on a constant currency basis a decrease of $141,803.

Income/Loss from Operations

Loss from operations was $1,838,706 for the three months ended September 30, 2025 compared to $760,158 for the three months ended September 30, 2024. This represents an increase in loss of $1,078,548 with an increase of $1,115,354 on a constant currency basis for the three months ended September 30, 2025 compared with the three months ended September 30, 2024. As a percentage of sales, loss from operations was 12.3% for the three months ended September 30, 2025 compared to a loss from operations of 5.2% for the three months ended September 30, 2024.

Other Income and Expense

Other expense was $162,884 for the three months ended September 30, 2025 compared to other income of $1,207,684 for the three months ended September 30, 2024. This represents a decrease in other income of $1,370,568 with a decrease of $1,371,569 on a constant currency basis. The decrease is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended September 30, 2025, we recognized a loss of $286,917 in foreign currency exchange transactions compared to a gain of $542,545 for the three months ended September 30, 2024. During the three months ended September 30, 2025, the value of the U.S. dollar decreased 0.6% and the Euro decreased 0.7%, compared to the PKR. During the three months ended September 30, 2024, the value of the U.S. dollar decreased 0.2% and the Euro increased 3.9%, compared to the PKR.

Non-controlling Interest

For the three months ended September 30, 2025, the net income attributable to non-controlling interest was $139,923, compared to $146,914 for the three months ended September 30, 2024.

Net income (loss) attributable to NetSol

The net loss was $2,357,288 for the three months ended September 30, 2025 compared to net income of $70,795 for the three months ended September 30, 2024. This is a decrease of $2,428,083 with a decrease of $2,509,233 on a constant currency basis, compared to the prior year. For the three months ended September 30, 2025, net loss per share was $0.20 for basic and diluted shares compared to net income per share of $0.006 for basic and diluted shares for the three months ended September 30, 2024.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three months ended September 30, 2025 and 2024 are as follows:

	For the Three Months Ended September 30,
	2025	2024

Net Income (loss) attributable to NetSol	$(2,357,288)	$70,795
Non-controlling interest	139,923	146,914
Income taxes	215,775	229,817
Depreciation and amortization	324,606	365,997
Interest expense	174,611	258,219
Interest (income)	(280,974)	(769,867)
EBITDA	$(1,783,347)	$301,875
Add back:
Non-cash stock-based compensation	145,400	47,779
Adjusted EBITDA, gross	$(1,637,947)	$349,654
Less non-controlling interest (a)	(223,948)	(145,781)
Adjusted EBITDA, net	$(1,861,895)	$203,873

Weighted Average number of shares outstanding
Basic	11,767,811	11,429,695
Diluted	11,767,811	11,482,754

Basic adjusted EBITDA	$(0.16)	$0.02
Diluted adjusted EBITDA	$(0.16)	$0.02

(a) The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$139,923	$146,914
Income Taxes	39,792	70,587
Depreciation and amortization	75,085	89,135
Interest expense	48,827	79,192
Interest (income)	(79,679)	(242,647)
EBITDA	$223,948	$143,181
Add back:
Non-cash stock-based compensation	-	2,600
Adjusted EBITDA of non-controlling interest	$223,948	$145,781

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $22,690,618 at September 30, 2025, compared to $17,357,944 at June 30, 2025.

Net cash provided by operating activities was $5,303,561 for the three months ended September 30, 2025 compared to $5,517,745 for the three months ended September 30, 2024. At September 30, 2025, we had current assets of $46,592,989 and current liabilities of $21,659,278. We had accounts receivable of $6,320,988 at September 30, 2025 compared to $7,527,572 at June 30, 2025. We had revenues in excess of billings of $14,875,704 at September 30, 2025 compared to $19,134,385 at June 30, 2025 of which $881,053 and $903,766 is shown as long-term as of September 30, 2025 and June 30, 2025, respectively. The long-term portion was discounted by $183,137 and $208,037 at September 30, 2025 and June 30, 2025, respectively, using the discounted cash flow method with interest rates ranging from 4.2% to 17.5%. During the three months ended September 30, 2025, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $5,465,265 from $26,661,957 at June 30, 2025 to $21,196,692 at September 30, 2025. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $9,191,552 and $8,330,243, respectively, at September 30, 2025. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $8,010,844 and $8,240,061, respectively, at June 30, 2025.

The average days sales outstanding for the three months ended September 30, 2025 and 2024 were 147 and 150 days, respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $443,198 for the three months ended September 30, 2025, compared to $108,632 for the three months ended September 30, 2024. We had purchases of property and equipment of $485,281 compared to $100,737 for the three months ended September 30, 2024.

Net cash provided by financing activities was $191,218 for the three months ended September 30, 2025, compared to $153,189 for the three months ended September 30, 2024. During the three months ended September 30, 2025, we received bank proceeds of $242,421 compared to $250,000 during the three months ended September 30, 2024. During the three months ended September 30, 2025, we had net payments for bank loans and finance leases of $115,350 compared to $118,311 for the three months ended September 30, 2024. Employees of our subsidiary, NetSol PK, exercised 278,455 options of common stock for $76,567, of which $64,147 was received during the quarter ended September 30, 2025 and $12,420 was received during the fiscal year ended June 30, 2025. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements with various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 12 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of September 30, 2025, we had approximately $22.7 million of cash, cash equivalents and marketable securities of which approximately $22 million is held by our foreign subsidiaries. As of June 30, 2025, we had approximately $17.4 million of cash, cash equivalents and marketable securities of which approximately $16.4 million is held by our foreign subsidiaries.

We remain open to strategic relationships that would provide value added benefits. The focus will remain on continuously improving cash reserves internally and reducing reliance on external capital raises.

As a growing company, we have ongoing capital expenditure needs based on our short-term and long-term business plans. Although our requirements for capital expenses vary from time to time, for the next 12 months, we anticipate needing $1.5 million for APAC, the U.S. and Europe’s new business development activities and infrastructure enhancements, which we expect to provide from current operations.

Financial Covenants

Our UK based subsidiary, NTE, has an approved overdraft facility of £300,000 ($405,405) which requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. The Pakistani subsidiary, NetSol PK has an approved facility for export refinance from Askari Bank Limited amounting to Rupees 600 million ($2,124,495) and a running finance facility of Rupees 4.1 million ($14,344). NetSol PK has an approved facility for export refinance from Habib Metro Bank Limited amounting to Rupees 1.3 billion ($4,603,073) and another export refinance facility amounting to Rupees 400 million ($1,416,331) from Bank Al-Habib. These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. NetSol PK also has an approved export refinance facility of Rs. 380 million ($1,345,514) from Samba Bank Limited. During the loan tenure, these two facilities require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times.

As of the date of this report, we are in compliance with the financial covenants associated with our borrowings. The maturity dates of the borrowings of respective subsidiaries may accelerate if they do not comply with these covenants. In case of any change in control in subsidiaries, they may have to repay their respective credit facilities.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

NA

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC on September 29, 2025. Any of such factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended September 30, 2025, none of the Company’s directors or officers have adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended. The Company’s insider trading policy is contained in our Code of Ethics, which has been filed as an exhibit to our Form 10K and is available on our website at https://ir.netsoltech.com/governance-docs.

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

NETSOL TECHNOLOGIES, INC.

Date:	November 12, 2025	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	November 12, 2025	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Financial Officer
Principal Accounting Officer

Page 43