Form 10-Q
period 2025-12-31
NETSOL TECHNOLOGIES INC
filed 2026-02-12
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

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

Yes ☐ No ☒

The issuer had 12,755,550 shares issued and 11,816,519 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of February 5, 2026.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	December 31, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$18,132,086	$17,357,944
Accounts receivable, net of allowance of $401,507 and $355,464	7,776,096	7,527,572
Revenues in excess of billings, net of allowance of $84,882 and $34,496	17,080,695	18,230,619
Other current assets	3,423,634	3,203,468
Total current assets	46,412,511	46,319,603
Revenues in excess of billings, net - long term	763,396	903,766
Property and equipment, net	5,185,764	5,073,372
Right of use assets - operating leases	1,015,011	809,513
Other assets	6,941	32,331
Goodwill	9,302,524	9,302,524
Total assets	$62,686,147	$62,441,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,059,205	$8,010,844
Current portion of loans and obligations under finance leases	8,509,841	8,240,061
Current portion of operating lease obligations	542,022	433,242
Unearned revenue	2,884,757	3,029,850
Total current liabilities	19,995,825	19,713,997
Loans and obligations under finance leases; less current maturities	337,028	134,608
Operating lease obligations; less current maturities	414,725	333,374
Total liabilities	20,747,578	20,181,979

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 18,000,000 shares authorized; 12,753,209 shares issued and 11,814,178 outstanding as of December 31, 2025, 12,700,465 shares issued and 11,761,434 outstanding as of June 30, 2025	127,535	127,008
Additional paid-in-capital	129,545,854	129,529,901
Treasury stock (at cost, 939,031 shares as of December 31, 2025 and June 30, 2025)	(3,920,856)	(3,920,856)
Accumulated deficit	(43,399,611)	(41,289,080)
Other comprehensive loss	(46,413,009)	(46,613,208)
Total NetSol stockholders’ equity	35,939,913	37,833,765
Non-controlling interest	5,998,656	4,425,365
Total stockholders’ equity	41,938,569	42,259,130
Total liabilities and stockholders’ equity	$62,686,147	$62,441,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2025	2024	2025	2024
Net Revenues:
License fees	$117,482	$72,688	$189,707	$73,917
Subscription and support	9,079,783	8,642,629	18,040,338	16,835,100
Services	9,611,213	6,821,344	15,590,356	13,226,142
Total net revenues	18,808,478	15,536,661	33,820,401	30,135,159

Cost of revenues	9,779,386	8,616,320	18,879,319	16,650,706
Gross profit	9,029,092	6,920,341	14,941,082	13,484,453

Operating expenses:
Selling, general and administrative	7,481,647	7,073,622	15,018,000	14,037,943
Research and development cost	247,713	333,669	462,056	693,618
Total operating expenses	7,729,360	7,407,291	15,480,056	14,731,561

Income (loss) from operations	1,299,732	(486,950)	(538,974)	(1,247,108)

Other income and (expenses)
Interest expense	(176,273)	(236,386)	(350,884)	(494,605)
Interest income	208,775	529,072	489,749	1,298,939
Gain (loss) on foreign currency exchange transactions	46,074	(698,426)	(240,843)	(155,881)
Other income	63,925	38,098	81,595	191,589
Total other income (expenses)	142,501	(367,642)	(20,383)	840,042

Net income (loss) before income taxes	1,442,233	(854,592)	(559,357)	(407,066)
Income tax provision	(480,194)	(331,614)	(695,969)	(561,431)
Net income (loss)	962,039	(1,186,206)	(1,255,326)	(968,497)
Non-controlling interest	(715,282)	39,164	(855,205)	(107,750)
Net income (loss) attributable to NetSol	$246,757	$(1,147,042)	$(2,110,531)	$(1,076,247)

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.02	$(0.10)	$(0.18)	$(0.09)
Diluted	$0.02	$(0.10)	$(0.18)	$(0.09)

Weighted average number of shares outstanding
Basic	11,797,068	11,484,298	11,782,439	11,456,996
Diluted	11,812,098	11,484,298	11,782,439	11,456,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2025	2024	2025	2024
Net income (loss)	$246,757	$(1,147,042)	$(2,110,531)	$(1,076,247)
Other comprehensive income (loss):
Translation adjustment	97,895	(185,914)	357,812	(258,097)
Translation adjustment attributable to non-controlling interest	(108,530)	47,171	(157,613)	5,947
Net translation adjustment	(10,635)	(138,743)	200,199	(252,150)
Comprehensive income (loss) attributable to NetSol	$236,122	$(1,285,785)	$(1,910,332)	$(1,328,397)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended December 31, 2025, is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2025	12,733,907	$127,342	$129,636,251	$(3,920,856)	$(43,646,368)	$(46,402,374)	$4,729,654	$40,523,649
Exercise of subsidiary common stock options			(151,204)				445,190	293,986
Common stock issued for:
Services	19,302	193	60,807					61,000
Foreign currency translation adjustment						(10,635)	108,530	97,895
Net income					246,757		715,282	962,039
Balance at December 31, 2025	12,753,209	$127,535	$129,545,854	$(3,920,856)	$(43,399,611)	$(46,413,009)	$5,998,656	$41,938,569

A statement of the changes in equity for the three months ended September 30, 2025 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity

Balance at June 30, 2025	12,700,465	$127,008	$129,529,901	$(3,920,856)	$(41,289,080)	$(46,613,208)	$4,425,365	$42,259,130
Exercise of subsidiary common stock options	-	-	(38,716)	-	-	-	115,283	76,567
Common stock issued for:
Services	33,442	334	145,066	-	-	-	-	145,400
Foreign currency translation adjustment	-	-	-	-	-	210,834	49,083	259,917
Net loss	-	-	-	-	(2,357,288)	-	139,923	(2,217,365)
Balance at September 30, 2025	12,733,907	$127,342	$129,636,251	$(3,920,856)	$(43,646,368)	$(46,402,374)	$4,729,654	$40,523,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended December 31, 2024 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity

Balance at September 30, 2024	12,383,872	$123,842	$128,709,890	$(3,920,856)	$(44,141,518)	$(46,049,023)	$5,017,675	$39,740,010
Exercise of common stock options	190,000	1,900	406,600	-	-	-	-	408,500
Common stock issued for:
Services	15,174	152	39,598	-	-	-	-	39,750
Fair value of subsidiary options issued	-	-	7,605	-	-	-	-	7,605
Acquisition of non-controlling interest in subsidiary	-	-	31,004	-	-	-	(31,987)	(983)
Dividend to non-controlling interest	-	-	-	-	-	-	(306,799)	(306,799)
Foreign currency translation adjustment	-	-	-	-	-	(138,743)	(47,171)	(185,914)
Net loss	-	-	-	-	(1,147,042)	-	(39,164)	(1,186,206)
Balance at December 31, 2024	12,589,046	$125,894	$129,194,697	$(3,920,856)	$(45,288,560)	$(46,187,766)	$4,592,554	$38,515,963

A statement of the changes in equity for the three months ended September 30, 2024 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2024	12,359,922	$123,602	$128,783,865	$(3,920,856)	$(44,212,313)	$(45,935,616)	$4,694,418	$39,533,100
Exercise of common stock options	10,000	100	21,400	-	-	-	-	21,500
Common stock issued for:
Services	13,950	140	39,610	-	-	-	-	39,750
Fair value of subsidiary options issued	-	-	8,029	-	-	-	-	8,029
Acquisition of non-controlling interest in subsidiary	-	-	(143,014)	-	-	-	135,119	(7,895)
Foreign currency translation adjustment	-	-	-	-	-	(113,407)	41,224	(72,183)
Net income	-	-	-	-	70,795	-	146,914	217,709
Balance at September 30, 2024	12,383,872	$123,842	$128,709,890	$(3,920,856)	$(44,141,518)	$(46,049,023)	$5,017,675	$39,740,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,255,326)	$(968,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	624,352	738,582
Provision for bad debts	90,462	475,172
Gain on sale of assets	(79,325)	(25,084)
Stock based compensation	206,400	95,134
Changes in operating assets and liabilities:
Accounts receivable	(275,785)	4,405,610
Revenues in excess of billing	1,468,463	2,688,774
Other current assets	401,208	(170,856)
Accounts payable and accrued expenses	5,092	(878,148)
Unearned revenue	(630,660)	(5,990,971)
Net cash provided by operating activities	554,881	369,716

Cash flows from investing activities:
Purchases of property and equipment	(856,330)	(568,134)
Sales of property and equipment	77,522	45,535
Investment in associates	25,396	-
Purchase of subsidiary shares	-	(8,878)
Net cash used in investing activities	(753,412)	(531,477)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	-	430,000
Proceeds from exercise of subsidiary options	358,133	-
Dividend paid by subsidiary to non-controlling interest	-	(306,799)
Proceeds from bank loans	792,484	2,676,932
Payments on finance lease obligations and loans - net	(425,764)	(162,370)
Net cash provided by financing activities	724,853	2,637,763
Effect of exchange rate changes	247,820	(332,525)
Net increase (decrease) in cash and cash equivalents	774,142	2,143,477
Cash and cash equivalents at beginning of the period	17,357,944	19,127,165
Cash and cash equivalents at end of period	$18,132,086	$21,270,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months
	Ended December 31,
	2025	2024
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$468,889	$503,375
Taxes	$337,985	$942,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

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

December 31, 2025

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance, except balances maintained in China are insured for RMB 500,000 ($71,429) in each bank and in the UK for GBP 85,000 ($114,865) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of December 31, 2025, and June 30, 2025, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $17,335,174 and $16,386,079, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

The Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2025, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$763,396	$763,396
Total	$-	$-	$763,396	$763,396

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2025, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$903,766	$903,766
Total	$-	$-	$903,766	$903,766

The reconciliation from June 30, 2025 to December 31, 2025 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2025	$1,111,803	$(208,037)	$903,766
Amortization during the period		37,318	37,318
Transfers to short term	(160,295)		(160,295)
Effect of Translation Adjustment	(17,483)	90	(17,393)
Balance at December 31, 2025	$934,025	$(170,629)	$763,396

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

Recent Accounting Standards Not Yet Implemented:

Income Taxes

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. This ASU improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as disaggregated income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. For the Company, this corresponds to fiscal year 2026. The amendments will be applied on a prospective basis, although retrospective application for prior periods is permitted. The Company expects the adoption of this ASU to result in additional disclosures but does not anticipate any impact on its financial position, results of operations, or cash flows.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard requires disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization from each relevant expense caption. The amendments are effective for annual reporting periods beginning after December 15, 2026, which corresponds to the Company’s fiscal year 2028 and interim periods beginning after December 15, 2027, which corresponds to the Company’s first quarter of fiscal 2029. Early adoption and retrospective application are permitted but not required. The Company plans to adopt the standard and make the required disclosures beginning in fiscal year 2028 for annual periods and in Q1 of fiscal 2029 for interim periods. The Company expects the adoption of this ASU to result in additional disclosures but does not anticipate any impact on its financial position, results of operations, or cash flows.

Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU eliminates references to “project stages” and clarifies the criteria for capitalizing costs related to internal-use software. The amendments apply to all entities subject to the guidance in Subtopic 350-40. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, which corresponds to the Company’s fiscal year 2029. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

Interim Reporting

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the application of interim reporting guidance, including the types of interim reporting and the form and content of interim financial statements under U.S. GAAP. The amendments are intended to clarify and improve the organization of existing interim reporting requirements and do not change the fundamental principles of interim reporting. The ASU is effective for interim reporting periods within fiscal years beginning after December 15, 2027, which corresponds to the interim periods within the Company’s fiscal year 2029. The Company is currently assessing the impact of this ASU on its consolidated financial statements and related disclosures.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

The Company has two primary revenue streams: core revenue and non-core revenue.

Core Revenue

The Company generates its core revenue from the following sources: (1) software licenses, (2) services, which include implementation and consulting services, and (3) subscription and support, which includes post-contract support, of its enterprise software solutions for the lease and finance industry. The Company offers its software using the same underlying technology via two models: a traditional on-premises licensing model and a subscription model. The on-premises model involves the sale or license of software on a perpetual basis to customers who take possession of the software and install and maintain the software on their own hardware. Under the subscription delivery model, the Company provides access to its software on a hosted basis as a service, and customers generally do not have the contractual right to take possession of the software.

Non-Core Revenue

The Company generates its non-core revenue by providing business process outsourcing (“BPO”), other IT services, and internet services.

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

December 31, 2025

(Unaudited)

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

The Company’s disaggregated revenue by category is as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2025	2024	2025	2024
Core:
License	$117,482	$72,688	$189,707	$73,917
Subscription and support	9,079,783	8,642,629	18,040,338	16,835,100
Services	8,794,428	5,886,331	13,889,339	11,416,960
Total core revenue, net	17,991,693	14,601,648	32,119,384	28,325,977

Non-Core:
Services	816,785	935,013	1,701,017	1,809,182
Total non-core revenue, net	816,785	935,013	1,701,017	1,809,182

Total net revenue	$18,808,478	$15,536,661	$33,820,401	$30,135,159

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	December 31, 2025	June 30, 2025

Revenues in excess of billings	$17,844,091	$19,134,385

Unearned revenue	$2,884,757	$3,029,850

The Company’s unearned revenue reconciliation is as follows:

Unearned Revenue
Balance at June 30, 2025	$3,029,850
Invoiced	16,376,557
Revenue Recognized	(16,384,671)
Adjustments	(136,979)
Balance at December 31, 2025	$2,884,757

During the three and six months ended December 31, 2025, the Company recognized revenue of $771,000 and $2,340,000, which was included in the unearned revenue balance at the beginning of the period. All other activity in unearned revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to the remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $13,240,000 as of December 31, 2025, of which the Company estimates to recognize approximately $10,300,000 in revenue over the next 12 months and the remainder over an estimated 3 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

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

December 31, 2025

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended December 31, 2025			For the six months ended December 31, 2025
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
Basic income (loss) per share:
Net income (loss)	$246,757	11,797,068	$0.02	$(2,110,531)	11,782,439	$(0.18)
Effect of dilutive securities
Stock options	-	15,030	-	-	-	-
Diluted income (loss) per share	$246,757	11,812,098	$0.02	$(2,110,531)	11,782,439	$(0.18)

	For the three months ended December 31, 2024			For the six months ended December 31, 2024
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share

Basic loss per share:
Net loss	$(1,147,042)	11,484,298	$(0.10)	$(1,076,247)	11,456,996	$(0.09)
Effect of dilutive securities
Stock options	-	-	-	-	-	-
Diluted loss per share	$(1,147,042)	11,484,298	$(0.10)	$(1,076,247)	11,456,996	$(0.09)

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

As of December 31, 2025, 50,000 options were outstanding. For the six months ended December 31, 2025, the Company reported a net loss; accordingly, these options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $46,413,009 and $46,613,208 as of December 31, 2025 and June 30, 2025, respectively. During the three and six months ended December 31, 2025, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $10,635 and a translation gain of $200,199, respectively. During the three and six months ended December 31, 2024, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $138,743 and $252,150, respectively.

NOTE 6 – MAJOR CUSTOMERS

Revenue Concentration

For the three months ended December 31, 2025, three customers accounted for 24.3%, 18.9%, and 11.4% of net revenues. For the six months ended December 31, 2025, three customers accounted for 21.5%, 20.1%, and 11.0% of net revenues.

For the three months ended December 31, 2024, two customers accounted for 20.1% and 19.6% of net revenues. For the six months ended December 31, 2024, two customers accounted for 20.8% and 18.5% of net revenues.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

Accounts Receivable Concentration

As of December 31, 2025, four customers accounted for 14.8%, 13.5%, 10.1%, and 10.0% of accounts receivable. As of June 30, 2025, three customers accounted for 16.8%, 16.1%, and 10.8% of accounts receivable.

Revenues in Excess of Billings Concentration

As of December 31, 2025, four customers accounted for 21.4%, 19.7%, 10.8%, and 10.0% of revenues in excess of billings. As of June 30, 2025, four customers accounted for 24.2%, 16.9%, 15.9%, and 11.9% of revenues in excess of billings.

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	December 31, 2025	June 30, 2025

Prepaid Expenses	$1,434,464	$1,760,321
Advance Income Tax	444,467	406,221
Employee Advances	325,512	151,355
Security Deposits	198,040	159,849
Other Receivables	482,782	410,489
Other Assets	538,369	315,233
Net Balance	$3,423,634	$3,203,468

NOTE 8 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	December 31, 2025	June 30, 2025

Revenues in excess of billings - long term	$934,025	$1,111,803
Present value discount	(170,629)	(208,037)
Net Balance	$763,396	$903,766

Pursuant to revenue recognition for contract accounting, the Company has recorded revenues in excess of billings long-term for amounts billable after one year. During the three and six months ended December 31, 2025, the Company accreted $12,504 and $37,318, respectively, which was recorded in interest income for that period. During the three and six months ended December 31, 2024, the Company accreted $18,367 and $36,734, respectively, which was recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 4.2% to 17.5%, for the period ended December 31, 2025 and June 30, 2025.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	December 31, 2025	June 30, 2025

Office Furniture and Equipment	$2,521,350	$2,437,002
Computer Equipment	9,657,439	9,513,181
Assets Under Capital Leases	143,590	145,197
Building	3,577,671	3,532,475
Land	906,761	894,698
Autos	1,884,839	1,603,271
Improvements	222,339	217,230
Subtotal	18,913,989	18,343,054
Accumulated Depreciation	(13,728,225)	(13,269,682)
Property and Equipment, Net	$5,185,764	$5,073,372

For the three and six months ended December 31, 2025, depreciation expense totaled $299,746 and $624,352, respectively. Of these amounts, $190,066 and $398,797, respectively, are reflected in cost of revenues. For the three and six months ended December 31, 2024, depreciation expense totaled $372,585 and $738,582, respectively. Of these amounts, $237,882 and $466,432, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under finance leases as of December 31, 2025 and June 30, 2025:

	As of	As of
	December 31, 2025	June 30, 2025
Vehicles	$143,590	$145,197
Total	143,590	145,197
Less: Accumulated Depreciation - Net	(64,598)	(47,807)
	$78,992	$97,390

Finance lease term and discount rate were as follows:

	As of	As of
	December 31, 2025	June 30, 2025

Weighted average remaining lease term - Finance leases	1.25 Years	1.75 Years

Weighted average discount rate - Finance leases	11.3%	11.3%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	December 31, 2025	June 30, 2025
Assets
Operating lease assets, net	$1,015,011	$809,513

Liabilities
Current
Operating	$542,022	$433,242
Non-current
Operating	414,725	333,374
Total Lease Liabilities	$956,747	$766,616

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

The components of lease cost were as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2025	2024	2025	2024

Amortization of finance lease assets	$8,015	$7,720	$16,140	$21,597
Interest on finance lease obligation	3,001	2,907	6,043	5,994
Operating lease cost	181,861	98,492	263,488	198,338
Short term lease cost	80,964	60,477	157,429	110,040
Sub lease income	(8,854)	(8,514)	(17,828)	(16,920)
Total lease cost	$264,987	$161,082	$425,272	$319,049

Lease term and discount rate were as follows:

	As of	As of
	December 31, 2025	June 30, 2025

Weighted average remaining lease term - Operating leases	1.06 Years	1.44 Years

Weighted average discount rate - Operating leases	4.9%	4.8%

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Six Months
	Ended December 31,
	2025	2024

Operating cash flows related to operating leases	$295,894	$185,514

Operating cash flows related to finance leases	$6,042	$5,994

Financing cash flows related finance leases	$6,021	$9,296

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

Maturities of operating lease liabilities were as follows as of December 31, 2025:

Amount
Within year 1	$577,728
Within year 2	273,739
Within year 3	148,238
Within year 4	11,092
Total Lease Payments	1,010,797
Less: Imputed interest	(54,050)
Present Value of lease liabilities	956,747
Less: Current portion	(542,022)
Non-Current portion	$414,725

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancellable leases. These lease agreements provide for a fixed base rent and are currently on a month-by-month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three and six months ended December 31, 2025, the Company received lease income of $8,854 and $17,828, respectively. For the three and six months ended December 31, 2024, the Company received lease income of $8,514 and $16,920, respectively.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	December 31, 2025	June 30, 2025

Accounts Payable	$896,204	$981,504
Accrued Liabilities	4,300,705	4,502,366
Accrued Payroll	1,512,876	1,313,127
Accrued Payroll Taxes	195,885	329,618
Taxes Payable	939,988	600,199
Other Payable	213,547	284,030
Total	$8,059,205	$8,010,844

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

NOTE 12 – DEBTS

Notes payable and finance leases consisted of the following:

		As of December 31, 2025
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$86,082	$86,082	$-
Line of Credit	(2)	505,000	505,000	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,783,358	1,783,358	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,355,352	1,355,352	-
Loan Payable Bank - Export Refinance III	(7)	4,636,730	4,636,730	-
Loan Payable Bank - Export Refinance IV	(8)	-	-
Sale and Leaseback Financing	(9)	386,832	129,456	257,376
Short Term Financing	(10)	-	-	-
		8,753,354	8,495,978	257,376
Subsidiary Finance Leases	(11)	93,515	13,863	79,652
		$8,846,869	$8,509,841	$337,028

		As of June 30, 2025
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$119,542	$119,542	$-
Line of Credit	(2)	405,000	405,000	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,759,634	1,759,634	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	1,337,322	1,337,322	-
Loan Payable Bank - Export Refinance III	(7)	4,575,048	4,575,048	-
Loan Payable Bank - Export Refinance IV	(8)	-	-	-
Sale and Leaseback Financing	(9)	76,618	29,660	46,958
Short Term Financing	(10)	-	-	-
		8,273,164	8,226,206	46,958
Subsidiary Finance Leases	(11)	101,505	13,855	87,650
		$8,374,669	$8,240,061	$134,608

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings were ranging from 7.8% to 11.6% as of December 31, 2025 and 8.4% to 11.6% as of June 30, 2025.

(2)	The Company has an uncommitted discretionary demand line of credit up to an aggregate amount of $1,000,000 with HSBC, secured by a lien on the Company’s assets. The annual interest rate was 7.0% as of December 31, 2025 and 7.75% as of June 30, 2025. The total outstanding balance as of December 31, 2025 and June 30, 2025 was $505,000 and $405,000, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

(3)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $405,405. The annual interest rate was 8.0% as of December 31, 2025 and 8.5% as of June 30, 2025. The total outstanding balance as of December 31, 2025 and June 30, 2025 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of December 31, 2025, NTE was in compliance with this covenant.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 600,000,000 or $2,140,029 at December 31, 2025 and Rs. 600,000,000 or $2,111,561 at June 30, 2025. NetSol PK used Rs. 500,000,000 or $1,783,358 at December 31, 2025 and Rs. 500,000,000 or $1,759,634 at June 30, 2025. The interest rate for the loan was 7.5% at December 31, 2025 and 8.0% at June 30, 2025.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 4,050,937 or $14,449 and Rs. 4,050,937 or $14,256, at December 31, 2025 and June 30, 2025, respectively. The balance outstanding at December 31, 2025 and June 30, 2025 was Rs. Nil. The interest rate for the loan was 12.6% at December 31, 2025 and 13.2% at June 30, 2025.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Bank Al-Habib Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 400,000,000 or $1,426,687 at December 31, 2025. NetSol PK has not used this facility at December 31, 2025. The interest rate for the loan was 7.5% at December 31, 2025.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and a current ratio of 1:1. As of December 31, 2025, NetSol PK was in compliance with this covenant.

(7)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 380,000,000 or $1,355,352 and Rs. 380,000,000 or $1,337,322 at December 31, 2025 and June 30, 2025, respectively. The interest rate for the loan was 7.5% at December 31, 2025 and 8.0% at June 30, 2025.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of December 31, 2025, NetSol PK was in compliance with these covenants.

(8)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every nine months. The total facility amount is Rs. 1,300,000,000 or $4,636,730 and Rs. 1,300,000,000 or $4,575,048, at December 31, 2025 and June 30, 2025, respectively. NetSol PK used Rs. 1,300,000,000 or $4,636,730 and Rs. 1,300,000,000 or $4,575,048, at December 31, 2025 and June 30, 2025, respectively. The interest rate for the loan was 7.5% at December 31, 2025 and 8.0% at June 30, 2025.

(9)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of December 31, 2025, NetSol PK used Rs. 108,456,123 or $386,832 of which $257,376 was shown as long term and $129,456 as current. As of June 30, 2025, NetSol PK used Rs. 21,771,042 or $76,618 of which $46,958 was shown as long-term and $29,660 as current. The interest rate for the loan was from 12.3% to 22.7% at December 31, 2025 and June 30, 2025.

(10)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2028. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three and six months ended December 31, 2025 and 2024.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

Following are the aggregate minimum future lease payments under finance leases as of December 31, 2025:

Amount
Minimum Lease Payments
Within year 1	$26,970
Within year 2	78,334
Within year 3	4,416
Total Minimum Lease Payments	109,720
Interest Expense relating to future periods	(16,205)
Present Value of minimum lease payments	93,515
Less: Current portion	(13,863)
Non-Current portion	$79,652

The following are the aggregate future long-term debt payments as of December 31, 2025, which consist of “Sale and Leaseback Financing (9)”.

Amount
Loan Payments
Within year 1	$129,456
Within year 2	144,265
Within year 3	113,111
Total Loan Payments	386,832
Less: Current portion	(129,456)
Non-Current portion	$257,376

NOTE 13 - STOCKHOLDERS’ EQUITY

During the three and six months ended December 31, 2025, the Company issued 11,883 and 19,464 shares of common stock, respectively, to the independent Board of Directors as part of their board compensation. The grant date fair value was $36,000 and $72,000, respectively, and was recorded as compensation expense in the accompanying consolidated financial statements.

During the three and six months ended December 31, 2025, the Company issued 7,419 and 13,280 shares of common stock to a consultant pursuant to the terms of his consultancy agreement. The grant date fair value of the shares was $25,000 and $50,000, respectively, and was recorded as compensation expense in the accompanying consolidated financial statements.

During the six months ended December 31, 2025, the Company issued 20,000 shares of common stock to employees pursuant to the terms of their employment agreements. The grant date fair value was $84,400 and was recorded as compensation expense in the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# Number of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2025	-	$-
Granted	52,744	$3.91
Vested	(52,744)	$3.91
Unvested, December 31, 2025	-	$-

For the three and six months ended December 31, 2025, the Company recorded compensation expense of $61,000 and $206,400, respectively. For the three and six months ended December 31, 2024, the Company recorded compensation expense of $39,750 and $79,500, respectively. The weighted average grant date fair value is determined by the Company’s closing stock price on the grant date.

NOTE 14 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options consisted of the following:

OPTIONS:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2025	50,000	$2.94	1.89
Granted	-	-	-
Exercised	-	-	-
Expired / Cancelled	-	-	-
Outstanding and exercisable, December 31, 2025	50,000	$2.94	1.40	$4,500

The aggregate intrinsic value at December 31, 2025 represents the difference between the Company’s closing stock price of $3.03 on December 31, 2025 and the exercise price of the in-the-money stock options.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2025.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:

$2.94	50,000	1.40	$2.94
Totals	50,000	1.40	$2.94

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

The following tables present financial information by reportable segment for the three months ended December 31, 2025:

	For the Three Months Ended
	December 31, 2025
	North America	Europe	Asia - Pacific	Total
Revenues
License	$-	$1,262	$116,220	$117,482
Subscription and support	1,366,633	1,547,866	6,165,284	9,079,783
Services	1,383,035	1,716,670	6,511,508	9,611,213
Intersegment revenues	-	-	1,243,061	1,243,061
Total revenue from reportable segments	2,749,668	3,265,798	14,036,073	20,051,539
Elimination of intersegment revenues				(1,243,061)
Total consolidated revenues				$18,808,478

Revenues from reportable segments	2,749,668	3,265,798	14,036,073	20,051,539

Salaries and consultants	520,887	1,105,058	5,456,949	7,082,894
Travel	226,924	102,702	699,815	1,029,441
Depreciation	-	-	190,066	190,066
Other (a)	762,676	838,029	1,119,341	2,720,046
Gross Profit	1,239,181	1,220,009	6,569,902	9,029,092

Selling and marketing	743,583	384,859	1,719,862	2,848,304
Depreciation	1,922	44,125	63,633	109,680
General and administrative	211,149	838,415	2,451,910	3,501,474
Income (loss) from operations - reportable segments	$282,527	$(47,390)	$2,334,497	$2,569,634

Reconciliation:
Income (loss) from operations - reportable segments				$2,569,634
Corporate operating expenses				(1,269,902)
Interest expense				(176,273)
Interest income				208,775
Gain (loss) on foreign currency exchange transactions				46,074
Other income (expense)				63,925
Net income (loss) before income taxes				$1,442,233

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

The following tables present financial information by reportable segment for the six months ended December 31, 2025:

	For the Six Months Ended
	December 31, 2025
	North America	Europe	Asia - Pacific	Total
Revenues
License	$-	$73,487	$116,220	$189,707
Subscription and support	2,853,030	3,032,512	12,154,796	18,040,338
Services	2,005,001	3,464,116	10,121,239	15,590,356
Intersegment revenues	-	-	2,304,832	2,304,832
Total revenue from reportable segments	$4,858,031	$6,570,115	$24,697,087	$36,125,233
Elimination of intersegment revenues				(2,304,832)
Total consolidated revenues				$33,820,401

Revenues from reportable segments	$4,858,031	$6,570,115	$24,697,087	$36,125,233

Salaries and consultants	1,013,523	2,238,059	10,795,838	14,047,420
Travel	280,658	170,062	1,076,893	1,527,613
Depreciation	-	-	398,797	398,797
Other (a)	1,263,978	1,756,056	2,190,287	5,210,321
Gross Profit	2,299,872	2,405,938	10,235,272	14,941,082

Selling and marketing	1,381,144	779,867	3,627,460	5,788,471
Depreciation	3,516	88,733	133,306	225,555
General and administrative	510,175	1,727,992	4,724,480	6,962,647
Income (loss) from operations - reportable segments	$405,037	$(190,654)	$1,750,026	$1,964,409

Reconciliation:
Income (loss) from operations - reportable segments				$1,964,409
Corporate operating expenses				(2,503,383)
Interest expense				(350,884)
Interest income				489,749
Gain (loss) on foreign currency exchange transactions				(240,843)
Other income (expense)				81,595
Net income (loss) before income taxes				$(559,357)

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

	As of
	December 31, 2025
	North America	Europe	Asia - Pacific	Total
Segment assets:
Cash	$268,754	$1,934,027	$15,401,147	$17,603,928
Accounts receivable, net of allowance	581,587	1,740,660	5,453,849	7,776,096
Revenue in excess of billings, net of allowance	1,936,177	2,565,384	13,342,530	17,844,091
Other segment assets (b)	214,072	1,216,615	8,052,098	9,482,785
Total segment assets	$3,000,590	$7,456,686	$42,249,624	$52,706,900

Asset Reconciliation
Total assets for reportable segments				52,706,900
Corporate assets				676,723
Goodwill not allocated to segments				9,302,524
Consolidated total				$62,686,147

	For the Six Months ended December 31, 2025
	North America	Europe	Asia - Pacific	Total

Expenditures for property, plant and equipment	$21,100	$70,928	$764,302	$856,330

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

The following tables present financial information by reportable segment for the three months ended December 31, 2024:

	For the Three Months Ended
	December 31, 2024
	North America	Europe	Asia - Pacific	Total
Revenues
License	$-	$72,688	$-	$72,688
Subscription and support	1,606,262	1,202,858	5,833,509	8,642,629
Services	1,601,011	1,985,634	3,234,699	6,821,344
Intersegment revenues	-	-	2,326,738	2,326,738
Total revenue from reportable segments	3,207,273	3,261,180	11,394,946	17,863,399
Elimination of intersegment revenues				(2,326,738)
Total consolidated revenues				$15,536,661

Revenues from reportable segments	3,207,273	3,261,180	11,394,946	17,863,399

Salaries and consultants	633,275	1,186,918	4,894,244	6,714,437
Travel	40,925	76,296	484,030	601,251
Depreciation	-	-	237,882	237,882
Other (a)	1,566,498	996,022	826,968	3,389,488
Gross Profit	966,575	1,001,944	4,951,822	6,920,341

Selling and marketing	593,160	333,166	1,601,336	2,527,662
Depreciation	599	53,179	80,925	134,703
General and administrative	153,455	933,885	2,291,938	3,379,278
Income (loss) from operations - reportable segments	$219,361	$(318,286)	$977,623	$878,698

Reconciliation:
Income (loss) from operations - reportable segments				$878,698
Corporate operating expenses				(1,365,648)
Interest expense				(236,386)
Interest income				529,072
Gain (loss) on foreign currency exchange transactions				(698,426)
Other income (expense)				38,098
Net income (loss) before income taxes				$(854,592)

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

The following tables present financial information by reportable segment for the six months ended December 31, 2024:

	For the Six Months Ended
	December 31, 2024
	North America	Europe	Asia - Pacific	Total
Revenues
License	$-	$73,917	$-	$73,917
Subscription and support	2,868,907	2,095,630	11,870,563	16,835,100
Services	3,207,027	3,586,919	6,432,196	13,226,142
Intersegment revenues	-	-	2,948,130	2,948,130
Total revenue from reportable segments	$6,075,934	$5,756,466	$21,250,889	$33,083,289
Elimination of intersegment revenues				(2,948,130)
Total consolidated revenues				$30,135,159

Revenues from reportable segments	$6,075,934	$5,756,466	$21,250,889	$33,083,289

Salaries and consultants	1,116,884	2,187,993	9,613,294	12,918,171
Travel	180,700	91,026	900,387	1,172,113
Depreciation	-	-	466,432	466,432
Other (a)	1,826,943	1,641,946	1,573,231	5,042,120
Gross Profit	2,951,407	1,835,501	8,697,545	13,484,453

Selling and marketing	1,141,259	606,534	3,002,224	4,750,017
Depreciation	1,070	112,859	158,221	272,150
General and administrative	374,881	1,861,087	4,651,243	6,887,211
Income (loss) from operations - reportable segments	$1,434,197	$(744,979)	$885,857	$1,575,075

Reconciliation:
Income (loss) from operations - reportable segments				$1,575,075
Corporate operating expenses				(2,822,183)
Interest expense				(494,605)
Interest income				1,298,939
Gain (loss) on foreign currency exchange transactions				(155,881)
Other income (expense)				191,589
Net income (loss) before income taxes				$(407,066)

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

	As of
	June 30, 2025
	North America	Europe	Asia - Pacific	Total
Segment assets:
Cash	$387,955	$1,138,048	$15,248,031	$16,774,034
Accounts receivable, net of allowance	581,872	1,084,418	5,861,282	7,527,572
Revenue in excess of billings, net of allowance	1,967,757	3,178,780	13,987,848	19,134,385
Other segment assets (b)	243,550	1,580,534	7,066,725	8,890,809
Total segment assets	$3,181,134	$6,981,780	$42,163,886	$52,326,800

Asset Reconciliation
Total assets for reportable segments				52,326,800
Corporate assets				811,785
Goodwill not allocated to segments				9,302,524
Consolidated total				$62,441,109

	For the Six Months ended December 31, 2024
	North America	Europe	Asia - Pacific	Total

Expenditures for property, plant and equipment	$3,841	$56,204	$508,089	$568,134

(a)	Other costs of goods sold include computer costs, third-party hardware and software costs, repair and maintenance, insurance, utilities, and communication expenses.

(b)	Other assets include property and equipment, right of use of assets, advances, deposits, and prepayments.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

NOTE 16 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at December 31, 2025

NetSol PK	31.33%	$5,572,128
NetSol Innovation	31.33%	(816,369)
NAMECET	31.33%	1,252,670
NIAI	31.33%	(9,576)
NetSol Thai	0.006%	(196)
OTOZ Thai	0.01%	(1)
Total		$5,998,656

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2025

NetSol PK	30.24%	$4,496,723
NetSol Innovation	30.24%	(637,529)
NAMECET	30.24%	567,819
NIAI	30.24%	(1,471)
NetSol Thai	0.006%	(184)
OTOZ Thai	0.01%	7
OTOZ	0.00%	-
Total		$4,425,365

During the six months ended December 31, 2025, employees of NetSol PK, a majority-owned subsidiary of the Company, exercised stock options to purchase an aggregate of 1,346,330 shares of the subsidiary’s common stock for total proceeds of $370,553. Of this amount, $358,133 was received during the six months ended December 31, 2025, and $12,420 was received during the fiscal year ended June 30, 2025. Due to this exercise, the non-controlling interest in NetSol PK, NetSol Innovation, NAMECET and NIAI, increased from 30.24% at June 30, 2025 to 31.33% at December 31, 2025. The carrying amount of the non-controlling interest was increased by $560,473, and the difference of $189,920 was recognized as a decrease in additional paid-in capital in the Company’s consolidated equity.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2025

(Unaudited)

The following schedule discloses the effect on the Company’s equity due to the changes in the Company’s ownership interest.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2025	2024	2025	2024

Net income (loss) attributable to NetSol	$246,757	$(1,147,042)	$(2,110,531)	$(1,076,247)
Transfer to (from) non-controlling interest
Decrease in paid-in capital for purchase of 177,558 shares of OTOZ Inc common stock		31,004	-	(112,010)
Decrease in paid-in capital for option exercise of 1,346,330 shares of common stock of NetSol PK by employees	(151,204)		(189,920)	-
Net transfer to (from) non-controlling interest	(151,204)	31,004	(189,920)	(112,010)
Change from net income (loss) attributable to NetSol and transfer (to) from non-controlling interest	$95,553	$(1,116,038)	$(2,300,451)	$(1,188,257)

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

During the three and six months ended December 31, 2025, the Company recorded an income tax provision of $480,194 and $695,969, respectively. During the three and six months ended December 31, 2024, the Company recorded an income tax provision of $331,614 and $561,431, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended December 31, 2025. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2025, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended December 31, 2025:

●	We entered into a four-year contract extension valued at approximately $50 million with a long-standing customer and strategic partner. The extension reinforces recurring revenue through ongoing maintenance and licensing fees and expands the customer’s continued use of the Transcend™ Finance platform across multiple countries.

●	We launched Check AI, an AI-powered credit decisioning engine within the Transcend™ Finance platform. The solution automates manual credit workflows, accelerates decision-making, and enhances underwriting accuracy through improved data aggregation, document processing, and financial analysis.

●	We signed a contract valued at approximately $1.75 million with a provincial government entity in Pakistan, funded by the World Bank, to support the digitization of government workflows. The project focuses on process automation and cross-departmental system integration to improve operational efficiency and public service delivery.

●	We successfully went live with a China-based captive automotive finance company, deploying a localized Transcend™ Finance platform to support dealer and customer financing operations. The implementation enables streamlined credit workflows, regulatory compliance, and scalable growth.

●	A Thailand-based captive finance company of a leading Japanese automotive manufacturer went live on the upgraded Transcend™ Wholesale platform, automating wholesale financing, inventory management, and dealer credit processes and improving operational visibility.

●	A UK-based multi-asset finance company successfully went live on the Transcend™ Finance Wholesale platform, enabling wholesale loan origination, servicing, and digital dealer self-service across its European operations.

●	A leading German automotive manufacturer in North America successfully completed a dealer portal pilot, enabling enhanced dealer self-service, real-time financing workflows, and improved digital engagement. The pilot represents a milestone toward broader rollout.

●	We secured a third-party support services engagement with a global automotive captive finance company in China, generating approximately $0.8 million in annual recurring revenue. The engagement includes ongoing platform support and operational services.

●	We generated approximately $1.5 million in incremental revenue through the delivery of platform modifications and enhancements requested by multiple customers across various regions.

●	NETSOL Institute of Artificial Intelligence entered into a strategic partnership with Pakistan’s national vocational and technical training authority to train approximately 1,600 individuals in artificial intelligence, data science, and cybersecurity. The initiative is expected to generate over $1 million in revenue.

Management has identified the following material trends affecting NetSol.

Positive trends:

●	The global automotive market appears to be holding steady or growing, positively affecting our customers’ potential revenues and, accordingly their willingness to spend on technology solutions:

○	Despite the volatility of the 2025 automobile market, executives still pointed to critical opportunity areas for 2026, including the demand for Battery Electric Vehicles (BEV) and Advanced Drive Assistance Systems (ADAS) (S&P Global Mobility, January 14, 2026).

○	According to recent forecasts, China’s auto sales in 2025 are expected to reach approximately 32.9 million units, representing a 4.7% year-over-year increase. Sales of New Energy Vehicles (NEV) account for 48.7% of all new car sales in China. (China Automobile Manufacturers Association). China’s sales target for NEVs in 2025 is projected to reach 15.5 million units, amounting to a 20% rise over 2024 figures (Fastmarkets, September 19, 2025).

○	Chinese OEMs have rapidly scaled exports globally, notably to Europe and emerging economies, selling approximately three million vehicles per year to major regions since 2020. Chinese vehicles provide significant cost advantages stemming from integrated supply chains, innovative battery chemistries, concentrated mineral refining capabilities, advancements in local engineering capabilities, and high competition among the rapidly expanding base of legacy and emerging OEMs (PWC, January 30, 2026).

○	Current forecasts project North American vehicle production volumes will return to mid-2019 levels by 2030, driven by capacity expansions and reallocation toward BEV and HEV (Hybrid Electric Vehicle) vehicles. Global players are investing heavily in expanding facilities in North America, while others are repurposing BEV capacity for flexible manufacturing lines that can adapt to evolving demand (PWC, January 30, 2026).

○	China’s exports have grown rapidly, with Chinese manufacturers penetrating nearly all major global regions except the US—adding approximately three million vehicles in exports since 2020. This export surge targets primarily Europe, Latin America, and parts of Southeast Asia, where Chinese OEMs such as BYD and Chery offer quality vehicles at low cost. Localized production strategies and expanding EU dealerships support this growth (PWC, January 30, 2026).

●	The overall size of the mobility market in Europe and the United States is projected to increase to over $425 billion combined by 2035 or a compound CAGR of 5% from 2022 (Deloitte Global Automotive Mobility Market Simulation Tool).

●	The global automotive finance market size was valued at approximately $295.13 billion in 2024 and is projected to reach $451.71 billion by 2030, representing a compound annual growth rate (CAGR) of 7.4% from 2025 through 2030 (Grandview Research).

Negative trends:

●	The conflict in Gaza has disrupted the entire Middle East region since October 7, 2023. The conflict has expanded to neighboring nations such as Syria, Lebanon, and Iran. The unrest and turmoil in the region are viewed unfavorably by the regional business community. While recent ceasefire efforts may signal a positive change to the volatility in the region, there is no guarantee that the ceasefire will hold or that any outcome of the conflict will positively affect the region. Gulf markets remain cautious due to ongoing uncertainties (CEO Today, October 10, 2025; Reuters, December 17, 2025).

●	The new-vehicle sales pace in the U.S. in 2026 will decline to 15.8 million from 16.3 million in 2025. Slower economic growth, softer job creation, and the loss of EV tax incentives are all expected to weigh on demand (Cox Automotive, January 27, 2026).

●	General economic conditions in our geographic markets, inflation, economic uncertainty, and increased operational costs are pressuring margins and leading companies to prioritize critical investment and control spending.

●	SaaS cybersecurity faces unprecedented challenges as companies increasingly migrate critical functions to cloud platforms. Proliferation of AI tools within these platforms has created additional attack vectors that require specialized security approaches beyond legacy protections (JOSYS.COM).

●	The imposition of tariffs on China and on other US trading partners may affect the price of consumer goods, including vehicles, amongst others, negatively affecting the profitability of many of our customers.

CHANGES IN FINANCIAL CONDITION

Quarter Ended December 31, 2025 Compared to the Quarter Ended December 31, 2024

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended December 31, 2025 and 2024 as a percentage of revenues.

	For the Three Months
	Ended December 31,
	2025	%	2024	%
Net Revenues:
License fees	$117,482	0.6%	$72,688	0.5%
Subscription and support	9,079,783	48.3%	8,642,629	55.6%
Services	9,611,213	51.1%	6,821,344	43.9%
Total net revenues	18,808,478	100.0%	15,536,661	100.0%

Cost of revenues	9,779,386	52.0%	8,616,320	55.5%
Gross profit	9,029,092	48.0%	6,920,341	44.5%
Operating expenses:
Selling, general and administrative	7,481,647	39.8%	7,073,622	45.5%
Research and development cost	247,713	1.3%	333,669	2.1%
Total operating expenses	7,729,360	41.1%	7,407,291	47.7%

Income (loss) from operations	1,299,732	6.9%	(486,950)	-3.1%
Other income and (expenses)
Interest expense	(176,273)	-0.9%	(236,386)	-1.5%
Interest income	208,775	1.1%	529,072	3.4%
Gain (loss) on foreign currency exchange transactions	46,074	0.2%	(698,426)	-4.5%
Other income	63,925	0.3%	38,098	0.2%
Total other income (expenses)	142,501	0.8%	(367,642)	-2.4%

Net income (loss) before income taxes	1,442,233	7.7%	(854,592)	-5.5%
Income tax provision	(480,194)	-2.6%	(331,614)	-2.1%
Net income (loss)	962,039	5.1%	(1,186,206)	-7.6%
Non-controlling interest	(715,282)	-3.8%	39,164	0.3%
Net income (loss) attributable to NetSol	$246,757	1.3%	$(1,147,042)	-7.4%

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.02		$(0.10)
Diluted	$0.02		$(0.10)

Weighted average number of shares outstanding
Basic	11,797,068		11,484,298
Diluted	11,797,068		11,484,298

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

	For the Three Months				Favorable (Unfavorable) Change in	Favorable (Unfavorable) Change due to	Total Favorable (Unfavorable)
	Ended December 31,				Constant	Currency	Change as
	2025	%	2024	%	Currency	Fluctuation	Reported

Net Revenues:	$18,808,478	100.0%	$15,536,661	100.0%	$3,259,628	$12,189	$3,271,817

Cost of revenues:	9,779,386	52.0%	8,616,320	55.5%	(1,201,747)	38,681	(1,163,066)

Gross profit	9,029,092	48.0%	6,920,341	44.5%	2,057,881	50,870	2,108,751

Operating expenses:	7,729,360	41.1%	7,407,291	47.7%	(306,264)	(15,805)	(322,069)

Income (loss) from operations	$1,299,732	6.9%	$(486,950)	-3.1%	$1,751,617	$35,065	$1,786,682

Net revenues for the three months ended December 31, 2025 and 2024 are broken out among the segments as follows:

	2025		2024
	Revenue	%	Revenue	%

North America	$2,749,668	14.6%	$3,207,273	20.6%
Europe	3,265,798	17.4%	3,261,180	21.0%
Asia-Pacific	12,793,012	68.0%	9,068,208	58.4%
Total	$18,808,478	100.0%	$15,536,661	100.0%

Revenues

License fees

License fees for the three months ended December 31, 2025 were $117,482 compared to $72,688 for the three months ended December 31, 2024 reflecting an increase of $44,794 with an increase in constant currency of $43,128.

Subscription and support

Subscription and support fees for the three months ended December 31, 2025, were $9,079,783 compared to $8,642,629 for the three months ended December 31, 2024, reflecting an increase of $437,154 with an increase in constant currency of $515,085. Subscription and support fees for the three months ended December 31, 2024, included approximately $1,000,000 related to a one-time catch-up from four customers. Subscription and support fees begin once a customer has “gone live” with our product and are recurring in nature. We anticipate these fees to increase over time as we implement our TranscendTM products.

Services

Services income for the three months ended December 31, 2025, was $9,611,213 compared to $6,821,344 for the three months ended December 31, 2024, reflecting an increase of $2,789,869, with an increase in constant currency of $2,701,415. Services revenue increased compared to the prior quarter, primarily due to the timing and composition of the current implementation projects.

Gross Profit

The gross profit was $9,029,092 for the three months ended December 31, 2025, compared with $6,920,341 for the three months ended December 31, 2024. This is an increase of $2,108,751 with an increase in constant currency of $2,057,881. The gross profit percentage for the three months ended December 31, 2025, also increased to 48.0% from 44.5% for the three months ended December 31, 2024. The cost of sales was $9,779,386 for the three months ended December 31, 2025, compared to $8,616,320 for the three months ended December 31, 2024, for an increase of $1,163,066 and on a constant currency basis an increase of $1,201,747. As a percentage of sales, cost of sales decreased from 55.5% for the three months ended December 31, 2024, to 52.0% for the three months ended December 31, 2025.

Salaries and consultant fees increased by $368,457 from $6,714,437 for the three months ended December 31, 2024, to $7,082,894 for the three months ended December 31, 2025, and on a constant currency basis increased by $361,926. The increase is due to annual salary raises. As a percentage of sales, salaries, and consultant expenses decreased from 43.2% for the three months ended December 31, 2024, to 37.7% for the three months ended December 31, 2025.

Travel expenses were $1,029,441 for the three months ended December 31, 2025, compared to $601,251 for the three months ended December 31, 2024, for an increase of $428,190 with an increase in constant currency of $425,180. As a percentage of sales, travel expense increased from 3.9% for the three months ended December 31, 2024, to 5.5% for the three months ended December 31, 2025. Travel expenses increased due to travel associated with new customer implementation projects.

Depreciation and amortization expense decreased to $190,066 compared to $237,882 for the three months ended December 31, 2024, or a decrease of $47,816 and on a constant currency basis a decrease of $45,574.

Other costs were $1,476,985 for the three months ended December 31, 2025, compared to $1,062,750 for the three months ended December 31, 2024, or an increase of $414,235, and on a constant currency basis an increase of $460,215. The increase is mainly due to an increase in third-party hardware and software costs of approximately $377,698 and hosting fees of approximately $79,881.

Operating Expenses

Operating expenses were $7,729,360 for the three months ended December 31, 2025, compared to $7,407,291, for the three months ended December 31, 2024, for an increase of $322,069 and on a constant currency basis an increase of $306,264. As a percentage of sales, it decreased from 47.7% to 41.1%. The increase in operating expenses was primarily due to increases in selling and marketing expenses, salaries and wages, offset by a decrease in other general and administrative expenses and the provision for doubtful accounts.

Selling and marketing expenses were $3,016,079 for the three months ended December 31, 2025, compared to $2,662,397 for the three months ended December 31, 2024, for an increase of $353,682 and on a constant currency basis an increase of $356,319. The increase is mainly due to increases in salaries and consultants of approximately $167,714, due to annual raises and the hiring of additional marketing personnel. Other marketing expenses increased by approximately $138,702 due to the increase in advertising and marketing events.

General and administrative expenses were $4,465,568 for the three months ended December 31, 2025, compared to $4,411,225 for the three months ended December 31, 2024, or an increase of $54,343 and on a constant currency basis an increase of $32,746. During the three months ended December 31, 2025, salaries increased by $289,749 and increased by $279,058 on a constant currency basis, bad debt expense decreased by $46,621 and decreased by $47,447 on a constant currency basis, and other general and administrative expenses decreased by $188,785 and decreased by $198,865 on a constant currency basis.

Research and development cost was $247,713 for the three months ended December 31, 2025, compared to $333,669 for the three months ended December 31, 2024, for a decrease of $85,956 and on a constant currency basis a decrease of $82,801.

Income/Loss from Operations

Income from operations was $1,299,732 for the three months ended December 31, 2025, compared to a loss from operations of $486,950 for the three months ended December 31, 2024. This represents an increase in income of $1,786,682 with an increase of $1,751,617 on a constant currency basis for the three months ended December 31, 2025, compared with the three months ended December 31, 2024. As a percentage of sales, income from operations was 6.9% for the three months ended December 31, 2025, compared to a loss from operations of 3.1% for the three months ended December 31, 2024.

Other Income and Expense

Other income was $142,501 for the three months ended December 31, 2025, compared to other loss of $367,642 for the three months ended December 31, 2024. This represents an increase in other income of $510,143 with an increase of $513,784 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended December 31, 2025, we recognized a gain of $46,074 in foreign currency exchange transactions compared to a loss of $698,426 for the three months ended December 31, 2024. During the three months ended December 31, 2025, the value of the U.S. dollar decreased 0.7% and the Euro decreased 0.7%, compared to the PKR. During the three months ended December 31, 2024, the value of the U.S. dollar increased 0.4% and the Euro decreased 6.6%, compared to the PKR.

Non-controlling Interest

For the three months ended December 31, 2025, the net income attributable to non-controlling interest was $715,282, compared to the net loss attributable to non-controlling interest of $39,164 for the three months ended December 31, 2024.

Net income (loss) attributable to NetSol

The net income was $246,757 for the three months ended December 31, 2025, compared to a net loss of $1,147,042 for the three months ended December 31, 2024. This is an increase of $1,393,799 with an increase of $1,314,986 on a constant currency basis, compared to the prior year. For the three months ended December 31, 2025, net income per share was $0.02 for basic and diluted shares compared to a net loss per share of $0.10 for basic and diluted shares for the three months ended December 31, 2024.

Six Months Ended December 31, 2025 Compared to the Six Months Ended December 31, 2024

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the six months ended December 31, 2025 and 2024 as a percentage of revenues.

	For the Six Months
	Ended December 31,
	2025	%	2024	%
Net Revenues:
License fees	$189,707	0.6%	$73,917	0.2%
Subscription and support	18,040,338	53.3%	16,835,100	55.9%
Services	15,590,356	46.1%	13,226,142	43.9%
Total net revenues	33,820,401	100.0%	30,135,159	100.0%

Cost of revenues	18,879,319	55.8%	16,650,706	55.3%
Gross profit	14,941,082	44.2%	13,484,453	44.7%
Operating expenses:
Selling, general and administrative	15,018,000	44.4%	14,037,943	46.6%
Research and development cost	462,056	1.4%	693,618	2.3%
Total operating expenses	15,480,056	45.8%	14,731,561	48.9%

Income (loss) from operations	(538,974)	-1.6%	(1,247,108)	-4.1%
Other income and (expenses)
Interest expense	(350,884)	-1.0%	(494,605)	-1.6%
Interest income	489,749	1.4%	1,298,939	4.3%
Gain (loss) on foreign currency exchange transactions	(240,843)	-0.7%	(155,881)	-0.5%
Other income	81,595	0.2%	191,589	0.6%
Total other income (expenses)	(20,383)	-0.1%	840,042	2.8%

Net income (loss) before income taxes	(559,357)	-1.7%	(407,066)	-1.4%
Income tax provision	(695,969)	-2.1%	(561,431)	-1.9%
Net income (loss)	(1,255,326)	-3.7%	(968,497)	-3.2%
Non-controlling interest	(855,205)	-2.5%	(107,750)	-0.4%
Net income (loss) attributable to NetSol	$(2,110,531)	-6.2%	$(1,076,247)	-3.6%

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.18)		$(0.09)
Diluted	$(0.18)		$(0.09)

Weighted average number of shares outstanding
Basic	11,782,439		11,456,996
Diluted	11,782,439		11,456,996

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

	For the Six Months				Favorable (Unfavorable) Change in	Favorable (Unfavorable) Change due to	Total Favorable (Unfavorable)
	Ended December 31,				Constant	Currency	Change as
	2025	%	2024	%	Currency	Fluctuation	Reported

Net Revenues:	$33,820,401	100.0%	$30,135,159	100.0%	$3,364,518	$320,724	$3,685,242

Cost of revenues:	18,879,319	55.8%	16,650,706	55.3%	(2,263,611)	34,998	(2,228,613)

Gross profit	14,941,082	44.2%	13,484,453	44.7%	1,100,907	355,722	1,456,629

Operating expenses:	15,480,056	45.8%	14,731,561	48.9%	(656,813)	(91,682)	(748,495)

Income (loss) from operations	$(538,974)	-1.6%	$(1,247,108)	-4.1%	$444,094	$264,040	$708,134

Net revenues for the six months ended December 31, 2025 and 2024 are broken out among the segments as follows:

	2025		2024
	Revenue	%	Revenue	%

North America	$4,858,031	14.4%	$6,075,934	20.2%
Europe	6,570,115	19.4%	5,756,466	19.1%
Asia-Pacific	22,392,255	66.2%	18,302,759	60.7%
Total	$33,820,401	100.0%	$30,135,159	100.0%

Revenues

License fees

License fees for the six months ended December 31, 2025 were $189,707 compared to $73,917 for the six months ended December 31, 2024 reflecting an increase of $115,790 with an increase in constant currency of $111,310.

Subscription and support

Subscription and support fees for the six months ended December 31, 2025, were $18,040,338 compared to $16,835,100 for the six months ended December 31, 2024, reflecting an increase of $1,205,238 with an increase in constant currency of $1,031,209. Subscription and support fees for the six months ended December 31, 2024, included approximately $1,000,000 related to a one-time catch-up from four customers. Subscription and support fees begin once a customer has “gone live” with our product and are recurring in nature. We anticipate these fees to increase over time as we implement our TranscendTM products.

Services

Services income for the six months ended December 31, 2025, was $15,590,356 compared to $13,226,142 for the six months ended December 31, 2024, reflecting an increase of $2,364,214, with an increase in constant currency of $2,221,999. Services revenue increased primarily due to the timing and composition of the current implementation projects.

Gross Profit

The gross profit was $14,941,082 for the six months ended December 31, 2025, compared with $13,484,453 for the six months ended December 31, 2024. This is an increase of $1,456,629 with an increase in constant currency of $1,100,907. The gross profit percentage for the six months ended December 31, 2025, slightly decreased to 44.2% from 44.8% for the six months ended December 31, 2024. The cost of sales was $18,879,319 for the six months ended December 31, 2025, compared to $16,650,706 for the six months ended December 31, 2024, for an increase of $2,228,613 and on a constant currency basis an increase of $2,263,611. As a percentage of sales, cost of sales increased from 55.3% for the six months ended December 31, 2024, to 55.8% for the six months ended December 31, 2025.

Salaries and consultant fees increased by $1,129,249 from $12,918,171 for the six months ended December 31, 2024, to $14,047,420 for the six months ended December 31, 2025, and on a constant currency basis increased by $1,151,090. The increase is due to annual salary raises. As a percentage of sales, salaries and consultant expenses decreased from 42.9% for the six months ended December 31, 2024, to 41.5% for the six months ended December 31, 2025.

Travel expenses were $1,527,613 for the six months ended December 31, 2025, compared to $1,172,113 for the six months ended December 31, 2024, for an increase of $355,500 with an increase in constant currency of $353,637. As a percentage of sales, travel expense increased from 3.9% for the six months ended December 31, 2024, to 4.5% for the six months ended December 31, 2025. Travel expenses increased due to travel associated with new customer implementation projects.

Depreciation and amortization expense decreased to $398,797 compared to $466,432 for the six months ended December 31, 2024, or a decrease of $67,635 and on a constant currency basis a decrease of $61,851.

Other costs were $2,905,489 for the six months ended December 31, 2025, compared to $2,093,990 for the six months ended December 31, 2024, or an increase of $811,499 and on a constant currency basis an increase of $820,735. The increase is mainly due to an increase in third-party hardware and software costs of approximately $749,100 and hosting fees of approximately $137,169.

Operating Expenses

Operating expenses were $15,480,056 for the six months ended December 31, 2025, compared to $14,731,561, for the six months ended December 31, 2024, for an increase of $748,495 and on a constant currency basis an increase of $656,813. As a percentage of sales, it decreased from 48.9% to 45.8%. The increase in operating expenses was primarily due to increases in selling and marketing expenses, salaries and wages, offset by a decrease in other general and administrative expenses and the provision for doubtful accounts.

Selling and marketing expenses were $6,133,032 for the six months ended December 31, 2025, compared to $4,954,596, for the six months ended December 31, 2024, for an increase of $1,178,436 and on a constant currency basis an increase of $1,110,757. The increase is mainly due to increases in salaries and consultants of approximately $831,253, due to annual raises and the hiring of additional marketing personnel. Other marketing expenses increased by approximately $290,538 due to the increase in advertising and marketing events.

General and administrative expenses were $8,884,968 for the six months ended December 31, 2025, compared to $9,083,347 for the six months ended December 31, 2024, or a decrease of $198,379 and on a constant currency basis a decrease of $229,340. During the six months ended December 31, 2025, salaries increased by $434,637 and increased by $423,633 on a constant currency basis, bad debt expense decreased by $384,710 and decreased by $385,509 on a constant currency basis, and other general and administrative expenses decreased by $248,306 and decreased by $267,464 on a constant currency basis.

Research and development cost was $462,056 for the six months ended December 31, 2025, compared to $693,618 for the six months ended December 31, 2024, for a decrease of $231,562, and on a constant currency basis a decrease of $224,604.

Income/Loss from Operations

Loss from operations was $538,974 for the six months ended December 31, 2025, compared to $1,247,108 for the six months ended December 31, 2024. This represents a decrease in loss of $708,134 with a decrease of $444,094 on a constant currency basis for the six months ended December 31, 2025, compared with the six months ended December 31, 2024. As a percentage of sales, loss from operations was 1.6% for the six months ended December 31, 2025, compared to a loss from operations of 4.1% for the six months ended December 31, 2024.

Other Income and Expense

Other expense was $20,383 for the six months ended December 31, 2025, compared to other income of $840,042 for the six months ended December 31, 2024. This represents a decrease in other income of $860,425 with a decrease of $857,790 on a constant currency basis. The decrease is primarily due to lower interest income, driven by a reduction in interest rates from approximately 15.0%-19.6% for the six months ended December 31, 2024, to approximately 8.9%-10.8% for the six months ended December 31, 2025.

Non-controlling Interest

For the six months ended December 31, 2025, the net income attributable to non-controlling interest was $855,205, compared to $107,750 for the six months ended December 31, 2024.

Net income (loss) attributable to NetSol

The net loss was $2,110,531 for the six months ended December 31, 2025, compared to $1,076,247 for the six months ended December 31, 2024. This is an increase in net loss of $1,034,284 with an increase of $1,386,421 on a constant currency basis, compared to the prior year. For the six months ended December 31, 2025, net loss per share was $0.18 for basic and diluted shares compared to net loss per share of $0.09 for basic and diluted shares for the six months ended December 31, 2024.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and six months ended December 31, 2025 and 2024 are as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2025	2024	2025	2024

Net Income (loss) attributable to NetSol	$246,757	$(1,147,042)	$(2,110,531)	$(1,076,247)
Non-controlling interest	715,282	(39,164)	855,205	107,750
Income taxes	480,194	331,614	695,969	561,431
Depreciation and amortization	299,746	372,585	624,352	738,582
Interest expense	176,273	236,386	350,884	494,605
Interest (income)	(208,775)	(529,072)	(489,749)	(1,298,939)
EBITDA	$1,709,477	$(774,693)	$(73,870)	$(472,818)
Add back:
Non-cash stock-based compensation	61,000	47,355	206,400	95,134
Adjusted EBITDA, gross	$1,770,477	$(727,338)	$132,530	$(377,684)
Less non-controlling interest (a)	(868,111)	(61,529)	(1,092,059)	(207,310)
Adjusted EBITDA, net	$902,366	$(788,867)	$(959,529)	$(584,994)

Weighted Average number of shares outstanding
Basic	11,797,068	11,484,298	11,782,439	11,456,996
Diluted	11,812,098	11,484,298	11,782,439	11,456,996

Basic adjusted EBITDA	$0.08	$(0.07)	$(0.08)	$(0.05)
Diluted adjusted EBITDA	$0.08	$(0.07)	$(0.08)	$(0.05)

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$715,282	$(39,164)	$855,205	$107,750
Income Taxes	95,791	102,414	135,583	173,001
Depreciation and amortization	69,777	92,546	144,862	181,681
Interest expense	51,081	68,636	99,908	147,828
Interest (income)	(63,820)	(165,365)	(143,499)	(408,012)
EBITDA	$868,111	$59,067	$1,092,059	$202,248
Add back:
Non-cash stock-based compensation	-	2,462	-	5,062
Adjusted EBITDA of non-controlling interest	$868,111	$61,529	$1,092,059	$207,310

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $18,132,086 at December 31, 2025, compared to $17,357,944 at June 30, 2025.

Net cash provided by operating activities was $554,881 for the six months ended December 31, 2025 compared to $369,716 for the six months ended December 31, 2024. At December 31, 2025, we had current assets of $46,412,511 and current liabilities of $19,995,825. We had accounts receivable of $7,776,096 at December 31, 2025 compared to $7,527,572 at June 30, 2025. We had revenues in excess of billings of $17,844,091 at December 31, 2025 compared to $19,134,385 at June 30, 2025 of which $763,396 and $903,766 is shown as long-term as of December 31, 2025 and June 30, 2025, respectively. The long-term portion was discounted by $170,629 and $208,037 at December 31, 2025 and June 30, 2025, respectively, using the discounted cash flow method with interest rates ranging from 4.2% to 17.5%. During the six months ended December 31, 2025, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings decreased by $1,041,770 from $26,661,957 at June 30, 2025 to $25,620,187 at December 31, 2025. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $8,059,205 and $8,509,841, respectively, at December 31, 2025. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $8,010,844 and $8,240,061, respectively, at June 30, 2025.

The average days sales outstanding for the six months ended December 31, 2025 and 2024 were 142 and 140 days, respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $753,412 for the six months ended December 31, 2025, compared to $531,477 for the six months ended December 31, 2024. We had purchases of property and equipment of $856,330 compared to $568,134 for the six months ended December 31, 2024.

Net cash provided by financing activities was $724,853 for the six months ended December 31, 2025, compared to $2,637,763 for the six months ended December 31, 2024. During the six months ended December 31, 2025, we received bank proceeds of $792,484 compared to $2,676,932 during the six months ended December 31, 2024. During the six months ended December 31, 2025, we had net payments for bank loans and finance leases of $425,764 compared to $162,370 for the six months ended December 31, 2024. Employees of our subsidiary, NetSol PK, exercised 1,346,330 options of common stock for $370,553, of which $358,133 was received during the six months ended December 31, 2025 and $12,420 was received during the fiscal year ended June 30, 2025. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements with various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 12 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from its own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of December 31, 2025, we had approximately $18.1 million of cash, cash equivalents and marketable securities of which approximately $17.3 million is held by our foreign subsidiaries. As of June 30, 2025, we had approximately $17.4 million of cash, cash equivalents and marketable securities of which approximately $16.4 million is held by our foreign subsidiaries.

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

Financial Covenants

The following tables present financial covenants associated with our borrowings.

Subsidiary	Bank / Facility	Facility Amount	Key Financial Covenants / Conditions
NTE (UK)	Overdraft facility	£300,000 ($405,405)	Eligible trade receivables (≤90 days old, net of provisions, excluding intercompany) must be at least 200% of the facility balance
NetSol PK	Askari Bank – Export refinance	PKR 600 million ($2,140,029)	Long-term debt-to-equity ratio of 60:40; Current ratio of at least 1:1
NetSol PK	Askari Bank – Running finance	PKR 4.1 million ($14,449)
NetSol PK	Habib Metro – Export refinance	PKR 1.3 billion ($4,636,730)
NetSol PK	Bank Al-Habib – Export refinance	PKR 400 million ($1,426,687)
NetSol PK	Samba Bank – Export refinance	PKR 380 million ($1,355,352)	Current ratio ≥ 1:1; Interest coverage ≥ 4x; Leverage ratio ≤ 2x; Debt service coverage ≥ 4x

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

NA

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC on September 29, 2025, or our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 12, 2025. Any of such factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended December 31, 2025, none of the Company’s directors or officers have adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended. The Company’s insider trading policy is contained in our Code of Ethics, which has been filed as an exhibit to our Form 10K and is available on our website at https://ir.netsoltech.com/governance-docs.

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

NETSOL TECHNOLOGIES, INC.

Date:	February 12, 2026	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	February 12, 2026	/s/ Sardar Abubakr
SARDAR ABUBAKR
Chief Financial Officer
Principal Financial Officer

Date:	February 12, 2026	/s/ Roger K. Almond
ROGER K. ALMOND
Chief Accounting Officer
Principal Accounting Officer

Page 58