Form 10-Q
period 2026-03-31
NETSOL TECHNOLOGIES INC
filed 2026-05-14
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

The issuer had 12,815,445 shares issued and 11,876,414 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of May 08, 2026.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$14,744,392	$17,357,944
Accounts receivable, net of allowance of $92,025 and $355,464	16,646,299	7,527,572
Revenues in excess of billings, net of allowance of $256,812 and $34,496	18,163,507	18,230,619
Other current assets	2,767,578	3,203,468
Total current assets	52,321,776	46,319,603
Revenues in excess of billings, net - long term	2,824,298	903,766
Property and equipment, net	5,558,409	5,073,372
Right of use assets - operating leases	869,191	809,513
Other assets	7,189	32,331
Other intangible assets, net	1,039,989	-
Goodwill	9,302,524	9,302,524
Total assets	$71,923,376	$62,441,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,132,384	$8,010,844
Current portion of loans and obligations under finance leases	8,241,584	8,240,061
Current portion of operating lease obligations	479,751	433,242
Unearned revenue	10,184,195	3,029,850
Total current liabilities	27,037,914	19,713,997
Loans and obligations under finance leases; less current maturities	249,799	134,608
Operating lease obligations; less current maturities	363,430	333,374
Total liabilities	27,651,143	20,181,979

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 18,000,000 shares authorized; 12,785,940 shares issued and 11,846,909 outstanding as of March 31, 2026, 12,700,465 shares issued and 11,761,434 outstanding as of June 30, 2025	127,862	127,008
Additional paid-in-capital	129,631,529	129,529,901
Treasury stock (at cost, 939,031 shares as of March 31, 2026 and June 30, 2025)	(3,920,856)	(3,920,856)
Accumulated deficit	(42,098,647)	(41,289,080)
Other comprehensive loss	(46,563,902)	(46,613,208)
Total NetSol stockholders’ equity	37,175,986	37,833,765
Non-controlling interest	7,096,247	4,425,365
Total stockholders’ equity	44,272,233	42,259,130
Total liabilities and stockholders’ equity	$71,923,376	$62,441,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Net Revenues:
License fees	$4,728,411	$1,198	$4,918,118	$75,115
Subscription and support	8,810,115	7,888,360	26,850,453	24,723,460
Services	6,294,117	9,654,399	21,884,473	22,880,541
Total net revenues	19,832,643	17,543,957	53,653,044	47,679,116

Cost of revenues	8,804,001	8,802,184	27,683,320	25,452,890
Gross profit	11,028,642	8,741,773	25,969,724	22,226,226

Operating expenses:
Selling, general and administrative	7,856,107	6,883,587	22,874,107	20,921,530
Research and development cost	166,384	304,788	628,440	998,406
Total operating expenses	8,022,491	7,188,375	23,502,547	21,919,936

Income from operations	3,006,151	1,553,398	2,467,177	306,290

Other income and (expenses)
Interest expense	(151,537)	(194,742)	(502,421)	(689,347)
Interest income	208,232	294,655	697,981	1,593,594
Gain (loss) on foreign currency exchange transactions	(76,178)	321,622	(317,021)	165,741
Other income	109,203	10,831	190,798	202,420
Total other income (expenses)	89,720	432,366	69,337	1,272,408

Net income before income taxes	3,095,871	1,985,764	2,536,514	1,578,698
Income tax provision	(781,243)	(151,334)	(1,477,212)	(712,765)
Net income (loss)	2,314,628	1,834,430	1,059,302	865,933
Non-controlling interest	(1,013,664)	(410,462)	(1,868,869)	(518,212)
Net income (loss) attributable to NetSol	$1,300,964	$1,423,968	$(809,567)	$347,721

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.11	$0.12	$(0.07)	$0.03
Diluted	$0.11	$0.12	$(0.07)	$0.03

Weighted average number of shares outstanding
Basic	11,823,170	11,683,408	11,795,818	11,531,365
Diluted	11,836,930	11,683,408	11,795,818	11,531,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Net income (loss)	$1,300,964	$1,423,968	$(809,567)	$347,721
Other comprehensive income (loss):
Translation adjustment	(108,986)	(94,339)	248,826	(352,436)
Translation adjustment attributable to non-controlling interest	(41,907)	28,486	(199,520)	34,433
Net translation adjustment	(150,893)	(65,853)	49,306	(318,003)
Comprehensive income (loss) attributable to NetSol	$1,150,071	$1,358,115	$(760,261)	$29,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

A statement of the changes in equity for the three months ended March 31, 2026, is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at December 31, 2025	12,753,209	$127,535	$129,545,854	$(3,920,856)	$(43,399,611)	$(46,413,009)	$5,998,656	$41,938,569
Exercise of subsidiary common stock options			(12,953)				42,020	29,067
Common stock issued for:
Services	32,731	327	98,628					98,955
Foreign currency translation adjustment						(150,893)	41,907	(108,986)
Net income					1,300,964		1,013,664	2,314,628
Balance at March 31, 2026	12,785,940	$127,862	$129,631,529	$(3,920,856)	$(42,098,647)	$(46,563,902)	$7,096,247	$44,272,233

A statement of the changes in equity for the three months ended December 31, 2025, is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at September 30, 2025	12,733,907	$127,342	$129,636,251	$(3,920,856)	$(43,646,368)	$(46,402,374)	$4,729,654	$40,523,649
Exercise of subsidiary common stock options			(151,204)				445,190	293,986
Common stock issued for:
Services	19,302	193	60,807					61,000
Foreign currency translation adjustment						(10,635)	108,530	97,895
Net income					246,757		715,282	962,039
Balance at December 31, 2025	12,753,209	$127,535	$129,545,854	$(3,920,856)	$(43,399,611)	$(46,413,009)	$5,998,656	$41,938,569

A statement of the changes in equity for the three months ended September 30, 2025 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2025	12,700,465	$127,008	$129,529,901	$(3,920,856)	$(41,289,080)	$(46,613,208)	$4,425,365	$42,259,130
Exercise of subsidiary common stock options	-	-	(38,716)	-	-	-	115,283	76,567
Common stock issued for:
Services	33,442	334	145,066	-	-	-	-	145,400
Foreign currency translation adjustment	-	-	-	-	-	210,834	49,083	259,917
Net loss	-	-	-	-	(2,357,288)	-	139,923	(2,217,365)
Balance at September 30, 2025	12,733,907	$127,342	$129,636,251	$(3,920,856)	$(43,646,368)	$(46,402,374)	$4,729,654	$40,523,649

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

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,059,302	$865,933
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	931,771	1,102,085
Provision for bad debts	337,493	1,062,515
Gain on sale of assets	(87,463)	(28,320)
Stock based compensation	267,400	134,884
Changes in operating assets and liabilities:
Accounts receivable	(9,180,034)	6,408,397
Revenues in excess of billing	(1,611,662)	(1,411,983)
Other current assets	936,453	(344,493)
Accounts payable and accrued expenses	123,872	(1,136,533)
Unearned revenue	6,437,518	(6,646,170)
Net cash provided by (used in) operating activities	(785,350)	6,315

Cash flows from investing activities:
Purchases of property and equipment	(1,379,262)	(897,743)
Sales of property and equipment	85,851	63,577
Investment in associates	25,396	-
Purchase of subsidiary shares	-	(8,878)
Increase in intangible assets	(1,039,989)	-
Net cash used in investing activities	(2,308,004)	(843,044)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	-	473,000
Proceeds from exercise of subsidiary options	387,200	-
Dividend paid by subsidiary to non-controlling interest	-	(306,799)
Purchase of subsidiary treasury stock	-	(1,503,662)
Proceeds from bank loans	1,076,226	2,451,256
Payments on finance lease obligations and loans - net	(1,093,671)	(247,496)
Net cash provided by financing activities	369,755	866,299
Effect of exchange rate changes	110,047	(381,996)
Net increase (decrease) in cash and cash equivalents	(2,613,552)	(352,426)
Cash and cash equivalents at beginning of the period	17,357,944	19,127,165
Cash and cash equivalents at end of period	$14,744,392	$18,774,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months
	Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$617,486	$619,451
Taxes	$992,446	$1,185,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company develops, licenses and supports enterprise software solutions for asset finance, leasing and digital retail, and provides related services. The Company’s customers include automotive and equipment OEMs, captive finance companies, dealerships and financial institutions worldwide. The Company also provides consulting, implementation and integration services.

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

NetSol Technologies Thailand Limited (“NetSol Thai”)

Otoz (Thailand) Limited (“Otoz® Thai”)

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

NOTE 2 – ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas requiring significant estimates are the measurement of progress toward completion of long-term software implementation projects, the allocation of the transaction price in multiple performance obligations, expected credit loss on accounts receivable and revenues in excess of billings, provision for taxation, useful life of depreciable assets, useful life of intangible assets, contingencies, the determination of stock-based compensation expense, estimated contract costs and the capitalization and estimated useful lives of software development and internal-use software costs. The estimates and underlying assumptions are reviewed on an ongoing basis. Actual results could differ from those estimates.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance, except balances maintained in China are insured for RMB 500,000 ($72,464) in each bank and in the UK for GBP 85,000 ($111,842) in each bank. The Company maintains three bank accounts in China and six bank accounts in the UK. As of March 31, 2026, and June 30, 2025, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $14,165,752 and $16,386,079, respectively. The Company has not experienced any losses in such accounts.

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

Internal-Use Software

The Company capitalizes certain costs incurred in connection with the development and implementation of internal-use software in accordance with ASC 350-40, Internal-Use Software. Capitalized costs include external direct costs of materials and services, payroll and payroll-related costs for employees directly associated with the development of the software, and interest costs incurred during the application development stage, if applicable.

Costs incurred during the preliminary project stage and post-implementation/operation stage, including training and maintenance, are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed and the software will be used as intended.

Capitalized internal-use software costs are included within other intangible assets and are amortized on a straight-line basis over the estimated useful life of the software. Amortization commences when the software is placed into service.

The Company evaluates capitalized internal-use software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

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

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The Company’s financial assets that were measured at fair value on a recurring basis as of March 31, 2026, were as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$2,824,298	$2,824,298
Total	$-	$-	$2,824,298	$2,824,298

The Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2025, are as follows:

	Level 1	Level 2	Level 3	Total Assets
Revenues in excess of billings - long term	$-	$-	$903,766	$903,766
Total	$-	$-	$903,766	$903,766

The reconciliation from June 30, 2025 to March 31, 2026 is as follows:

	Revenues in excess of billings - long term	Fair value discount	Total
Balance at June 30, 2025	$1,111,803	$(208,037)	$903,766
Additions	2,521,608	(270,726)	2,250,882
Amortization during the period	-	49,822	49,822
Transfers to short term	(290,991)	-	(290,991)
Effect of Translation Adjustment	(97,693)	8,512	(89,181)
Balance at March 31, 2026	$3,244,727	$(420,429)	$2,824,298

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

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

March 31, 2026

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Software Licenses

Revenue from software licenses is recognized when control of the software license transfers to the customer, which is generally upon delivery of the software and when the customer has the ability to use and benefit from the software. Software licenses are generally provided as perpetual licenses deployed in customer-hosted or on-premise environments. The Company’s typical payment terms tend to vary by region, but its standard payment terms are within 30 days of invoice.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

The Company’s disaggregated revenue by category is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Core:
License	$4,728,411	$1,198	$4,918,118	$75,115
Subscription and support	8,810,115	7,888,360	26,850,453	24,723,460
Services	5,609,362	8,778,454	19,498,701	20,195,414
Total core revenue, net	19,147,888	16,668,012	51,267,272	44,993,989

Non-Core:
Services	684,755	875,945	2,385,772	2,685,127
Total non-core revenue, net	684,755	875,945	2,385,772	2,685,127

Total net revenue	$19,832,643	$17,543,957	$53,653,044	$47,679,116

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

If a group of agreements is entered at or near the same time and so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be combined as one arrangement for revenue recognition purposes. The Company exercises significant judgment to evaluate the relevant facts and circumstances in determining whether agreements should be accounted for separately or as a single arrangement. The Company’s judgments about whether a group of contracts comprises a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on the results of operations for the periods involved.

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

The Company’s revenues in excess of billings and unearned revenue are as follows:

	As of	As of
	March 31, 2026	June 30, 2025

Revenues in excess of billings	$20,987,805	$19,134,385

Unearned revenue	$10,184,195	$3,029,850

The Company’s unearned revenue reconciliation is as follows:

Unearned Revenue
Balance at June 30, 2025	$3,029,850
Invoiced	30,142,397
Revenue Recognized	(22,858,713)
Adjustments	(129,339)
Balance at March 31, 2026	$10,184,195

During the three and nine months ended March 31, 2026, the Company recognized revenue of $362,000 and $2,697,000, which was included in the unearned revenue balance at the beginning of the period. All other activity in unearned revenue is due to the timing of invoicing in relation to the timing of revenue recognition.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Revenue allocated to the remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $19,381,000 as of March 31, 2026, of which the Company estimates to recognize approximately $17,876,000 in revenue over the next 12 months and the remainder over an estimated 3 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In certain arrangements, the timing of revenue recognition differs from the timing of invoicing and cash collections, which may result in Revenue in Excess of Billings or Unearned Revenue balances. The Company evaluates its contracts to determine whether a significant financing component exists. In arrangements where payment terms are extended beyond one year and are determined to provide financing to the customer, the transaction price is adjusted to reflect the time value of money. The related financing component is recognized as interest income over the payment term using the effective interest method. For other arrangements, the primary purpose of the Company’s billing terms is to align invoicing with contractual milestones, customer acceptance provisions, or implementation schedules, and not to provide financing to customers or the Company.

Unearned Revenue

The Company typically invoices its customers for subscription and support fees in advance on a quarterly or annual basis, with payment due at the start of the subscription or support term. Unpaid invoice amounts for non-cancelable licenses and services starting in future periods are included in accounts receivable and unearned revenue.

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under Topic 606 that impact the timing of revenue recognition and the Company’s disclosures. The Company has applied the following practical expedients:

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

The components of basic and diluted earnings per share were as follows:

	For the three months ended March 31, 2026			For the nine months ended March 31, 2026
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
Basic income (loss) per share:
Net income (loss)	$1,300,964	11,823,170	$0.11	$(809,567)	11,795,818	$(0.07)
Effect of dilutive securities
Stock options	-	13,760	-	-	-	-
Diluted income (loss) per share	$1,300,964	11,836,930	$0.11	$(809,567)	11,795,818	$(0.07)

	For the three months ended March 31, 2025			For the nine months ended March 31, 2025
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic income per share:
Net income	$1,423,968	11,683,408	$0.12	$347,721	11,531,365	$0.03
Effect of dilutive securities
Stock options	-	-	-	-	-	-
Diluted income per share	$1,423,968	11,683,408	$0.12	$347,721	11,531,365	$0.03

As of March 31, 2026, 50,000 options were outstanding. For the nine months ended March 31, 2026, the Company reported a net loss; accordingly, these options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $46,563,902 and $46,613,208 as of March 31, 2026 and June 30, 2025, respectively. During the three and nine months ended March 31, 2026, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $150,893 and a translation gain of $49,306, respectively. During the three and nine months ended March 31, 2025, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation loss attributable to NetSol of $65,853 and $318,003, respectively.

NOTE 6 – MAJOR CUSTOMERS

Revenue Concentration

For the three months ended March 31, 2026, one customer accounted for 40.3% of net revenues. For the nine months ended March 31, 2026, two customers accounted for 28.5% and 14.6% of net revenues.

For the three months ended March 31, 2025, three customers accounted for 18.9%, 18.1% and 16.5% of net revenues. For the nine months ended March 31, 2025, two customers accounted for 19.2% and 18.7% of net revenues.

Accounts Receivable Concentration

As of March 31, 2026, one customer accounted for 49.8% of accounts receivable. As of June 30, 2025, three customers accounted for 16.8%, 16.1%, and 10.8% of accounts receivable.

Revenues in Excess of Billings Concentration

As of March 31, 2026, four customers accounted for 20.1%, 17.7%, 11.5%, and 10.9% of revenues in excess of billings. As of June 30, 2025, four customers accounted for 24.2%, 16.9%, 15.9%, and 11.9% of revenues in excess of billings.

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	March 31, 2026	June 30, 2025

Prepaid Expenses	$1,347,962	$1,760,321
Advance Income Tax	167,339	406,221
Employee Advances	371,884	151,355
Security Deposits	158,349	159,849
Other Receivables	371,752	410,489
Other Assets	350,292	315,233
Net Balance	$2,767,578	$3,203,468

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

NOTE 8 – REVENUES IN EXCESS OF BILLINGS – LONG TERM

Revenues in excess of billings, net consisted of the following:

	As of	As of
	March 31, 2026	June 30, 2025

Revenues in excess of billings - long term	$3,244,727	$1,111,803
Present value discount	(420,429)	(208,037)
Net Balance	$2,824,298	$903,766

Pursuant to revenue recognition for contract accounting, the Company has recorded revenues in excess of billings long-term for amounts billable after one year. During the three and nine months ended March 31, 2026, the Company accreted $12,504 and $49,822, respectively, which were recorded in interest income for that period. During the three and nine months ended March 31, 2025, the Company accreted $18,099 and $54,833, respectively, which were recorded in interest income for that period. The Company used the discounted cash flow method with interest rates ranging from 4.5% to 6.6%, for the period ended March 31, 2026. The Company used the discounted cash flow method with interest rates ranging from 4.2% to 17.5%, for the period ended June 30, 2025.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	March 31, 2026	June 30, 2025

Office Furniture and Equipment	$2,796,062	$2,437,002
Computer Equipment	9,663,469	9,513,181
Assets Under Capital Leases	140,213	145,197
Building	3,590,931	3,532,475
Land	910,300	894,698
Autos	2,088,849	1,603,271
Improvements	266,418	217,230
Subtotal	19,456,242	18,343,054
Accumulated Depreciation	(13,897,833)	(13,269,682)
Property and Equipment, Net	$5,558,409	$5,073,372

For the three and nine months ended March 31, 2026, depreciation expense totaled $307,416 and $931,771, respectively. Of these amounts, $192,897 and $591,694, respectively, are reflected in cost of revenues. For the three and nine months ended March 31, 2025, depreciation expense totaled $363,503 and $1,102,085, respectively. Of these amounts, $240,444 and $706,876, respectively, are reflected in cost of revenues.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Following is a summary of fixed assets held under finance leases as of March 31, 2026 and June 30, 2025:

	As of	As of
	March 31, 2026	June 30, 2025
Vehicles	$140,213	$145,197
Total	140,213	145,197
Less: Accumulated Depreciation - Net	(71,478)	(47,807)
	$68,735	$97,390

Finance lease term and discount rate were as follows:

	As of	As of
	March 31, 2026	June 30, 2025

Weighted average remaining lease term - Finance leases	1 Years	1.75 Years

Weighted average discount rate - Finance leases	11.3%	11.3%

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2026	June 30, 2025
Assets
Operating lease assets, net	$869,191	$809,513

Liabilities
Current
Operating	$479,751	$433,242
Non-current
Operating	363,430	333,374
Total Lease Liabilities	$843,181	$766,616

The components of lease cost were as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025

Amortization of finance lease assets	$8,119	$7,584	$24,259	$29,181
Interest on finance lease obligation	3,040	2,839	9,083	8,833
Operating lease cost	166,901	97,891	430,389	296,229
Short term lease cost	84,737	51,551	242,166	161,591
Sub lease income	(8,974)	(8,406)	(26,802)	(25,326)
Total lease cost	$253,823	$151,459	$679,095	$470,508

Lease term and discount rate were as follows:

	As of	As of
	March 31, 2026	June 30, 2025

Weighted average remaining lease term - Operating leases	2.05 Years	1.44 Years

Weighted average discount rate - Operating leases	4.0%	4.8%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Nine Months
	Ended March 31,
	2026	2025

Operating cash flows related to operating leases	$536,206	$280,336

Operating cash flows related to finance leases	$9,081	$8,833

Financing cash flows related finance leases	$9,050	$12,122

Maturities of operating lease liabilities were as follows as of March 31, 2026:

Amount
Within year 1	$509,095
Within year 2	257,984
Within year 3	118,487
Within year 4	118
Total Lease Payments	885,684
Less: Imputed interest	(42,503)
Present Value of lease liabilities	843,181
Less: Current portion	(479,751)
Non-Current portion	$363,430

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancellable leases. These lease agreements provide for a fixed base rent and are currently on a month-by-month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three and nine months ended March 31, 2026, the Company received lease income of $8,974 and $26,802, respectively. For the three and nine months ended March 31, 2025, the Company received lease income of $8,406 and $25,326, respectively.

NOTE 11 – OTHER INTANGIBLE ASSETS

Other intangible assets consist of capitalized costs of internally developed software.

March 31, 2026
Balance at June 30, 2025	$-
Capitalized development costs	1,039,989
Amortization expense	-
Net carrying value at March 31, 2026	$1,039,989

Additions to internal-use software represent capitalized costs incurred during the application development stage under ASC 350-40, including direct labor and external development costs. Costs related to preliminary project activities, training and maintenance are expensed as incurred. Amortization begins when the software is placed into service and is recognized on a straight-line basis over the estimated useful lives.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	March 31, 2026	June 30, 2025

Accounts Payable	$1,038,978	$981,504
Accrued Liabilities	4,157,024	4,502,366
Accrued Payroll	1,454,487	1,313,127
Accrued Payroll Taxes	185,362	329,618
Taxes Payable	1,048,864	600,199
Other Payable	247,669	284,030
Total	$8,132,384	$8,010,844

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

NOTE 13 – DEBTS

Notes payable and finance leases consisted of the following:

		As of March 31, 2026
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$211,439	$211,439	$-
Line of Credit	(2)	-	-	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,790,317	1,790,317	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	-	-
Loan Payable Bank - Export Refinance III	(7)	1,360,642	1,360,642	-
Loan Payable Bank - Export Refinance IV	(8)	4,654,827	4,654,827	-
Sale and Leaseback Financing	(9)	386,238	141,969	244,269
		8,403,463	8,159,194	244,269
Subsidiary Finance Leases	(10)	87,920	82,390	5,530
		$8,491,383	$8,241,584	$249,799

		As of June 30, 2025
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$119,542	$119,542	$-
Line of Credit	(2)	405,000	405,000	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,759,634	1,759,634	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	-	-	-
Loan Payable Bank - Export Refinance III	(7)	1,337,322	1,337,322	-
Loan Payable Bank - Export Refinance IV	(8)	4,575,048	4,575,048	-
Sale and Leaseback Financing	(9)	76,618	29,660	46,958
		8,273,164	8,226,206	46,958
Subsidiary Finance Leases	(10)	101,505	13,855	87,650
		$8,374,669	$8,240,061	$134,608

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings ranged from 7.4% to 7.8% as of March 31, 2026, and 8.4% to 11.6% as of June 30, 2025.

(2)	The Company has an uncommitted discretionary demand line of credit up to an aggregate amount of $1,000,000 with HSBC, secured by a lien on the Company’s assets. The annual interest rate was 8.0% as of March 31, 2026, and 7.75% as of June 30, 2025. The Company paid down the full amount during the nine months ended March 31, 2026. The total outstanding balance as of June 30, 2025, was $405,000.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

(3)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $394,737. The annual interest rate was 8.0% as of March 31, 2026 and 8.5% as of June 30, 2025. The total outstanding balance as of March 31, 2026 and June 30, 2025 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of March 31, 2026, NTE was in compliance with this covenant.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 600,000,000 or $2,148,382 at March 31, 2026 and Rs. 600,000,000 or $2,111,561 at June 30, 2025. NetSol PK used Rs. 500,000,000 or $1,790,317 at March 31, 2026 and Rs. 500,000,000 or $1,759,634 at June 30, 2025. The interest rate for the loan was 4.5% at March 31, 2026 and 8.0% at June 30, 2025.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 4,050,937 or $14,505 and Rs. 4,050,937 or $14,256, at March 31, 2026 and June 30, 2025, respectively. The balance outstanding at March 31, 2026 and June 30, 2025 was Rs. Nil. The interest rate for the loan was 13.5% at March 31, 2026 and 13.2% at June 30, 2025.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Bank Al-Habib Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 400,000,000 or $1,432,254 at March 31, 2026. NetSol PK has not used this facility at March 31, 2026. The interest rate for the loan was 4.5% at March 31, 2026.

This facility requires NetSol PK to maintain a long-term debt equity ratio of 60:40 and a current ratio of 1:1. As of March 31, 2026, NetSol PK was in compliance with this covenant.

(7)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 380,000,000 or $1,360,642 and Rs. 380,000,000 or $1,337,322 at March 31, 2026 and June 30, 2025, respectively. The interest rate for the loan was 4.5% at March 31, 2026 and 8.0% at June 30, 2025.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of March 31, 2026, NetSol PK was in compliance with these covenants.

(8)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 1,300,000,000 or $4,654,827 and Rs. 1,300,000,000 or $4,575,048, at March 31, 2026 and June 30, 2025, respectively. NetSol PK used Rs. 1,300,000,000 or $4,654,827 and Rs. 1,300,000,000 or $4,575,048, at March 31, 2026 and June 30, 2025, respectively. The interest rate for the loan was 4.5% at March 31, 2026 and 8.0% at June 30, 2025.

(9)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of March 31, 2026, NetSol PK used Rs. 107,868,491 or $386,238 of which $244,269 was shown as long term and $141,969 as current. As of June 30, 2025, NetSol PK used Rs. 21,771,042 or $76,618 of which $46,958 was shown as long-term and $29,660 as current. The interest rate for the loan was from 11.4% to 12.3% at March 31, 2026. The interest rate for the loan was from 12.3% to 22.7% at June 30, 2025.

(10)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2029. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three and nine months ended March 31, 2026 and 2025.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Following are the aggregate minimum future lease payments under finance leases as of March 31, 2026:

Amount
Minimum Lease Payments
Within year 1	$94,130
Within year 2	2,635
Within year 3	3,773
Total Minimum Lease Payments	100,538
Interest Expense relating to future periods	(12,618)
Present Value of minimum lease payments	87,920
Less: Current portion	(82,390)
Non-Current portion	$5,530

The following are the aggregate future long-term debt payments as of March 31, 2026, which consist of “Sale and Leaseback Financing (9)”.

Amount
Loan Payments
Within year 1	$141,970
Within year 2	159,201
Within year 3	85,067
Total Loan Payments	386,238
Less: Current portion	(141,969)
Non-Current portion	$244,269

NOTE 14 - STOCKHOLDERS’ EQUITY

During the three and nine months ended March 31, 2026, the Company issued 10,620 and 30,084 shares of common stock, respectively, to the independent Board of Directors as part of their board compensation. The grant date fair value was $36,000 and $108,000, respectively, and was recorded as compensation expense in the accompanying consolidated financial statements.

During the three and nine months ended March 31, 2026, the Company issued 14,943 shares of common stock to one officer of the Company for his accrued bonus for the fiscal year ended June 30, 2024 pursuant to the bonus policy of the Company. The grant date fair value of the shares was $37,955, and was recorded as compensation expense in the consolidated financial statements for the fiscal year ended June 30, 2024.

During the three and nine months ended March 31, 2026, the Company issued 7,168 and 20,448 shares of common stock to a consultant pursuant to the terms of its consultancy agreement. The grant date fair value of the shares was $25,000 and $75,000, respectively, and was recorded as compensation expense in the accompanying consolidated financial statements.

During the nine months ended March 31, 2026, the Company issued 20,000 shares of common stock to employees pursuant to the terms of their employment agreements. The grant date fair value was $84,400 and was recorded as compensation expense in the accompanying consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# Number of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2025	-	$-
Granted	65,027	$3.54
Vested	(65,027)	$3.54
Unvested, March 31, 2026	-	$-

For the three and nine months ended March 31, 2026, the Company recorded compensation expense of $61,000 and $267,400, respectively. For the three and nine months ended March 31, 2025, the Company recorded compensation expense of $39,750 and $79,500, respectively. The weighted average grant date fair value is determined by the Company’s closing stock price on the grant date.

NOTE 15 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options consisted of the following:

OPTIONS:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2025	50,000	$2.94	1.89
Granted	-	-	-
Exercised	-	-	-
Expired / Cancelled	-	-	-
Outstanding and exercisable, March 31, 2026	50,000	$2.94	1.15	$22,500

The aggregate intrinsic value at March 31, 2026 represents the difference between the Company’s closing stock price of $3.39 on March 31, 2026 and the exercise price of the in-the-money stock options.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2026.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:
$2.94	50,000	1.15	$2.94
Totals	50,000	1.15	$2.94

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

The following tables present financial information by reportable segment for the three months ended March 31, 2026:

	For the Three Months Ended
	March 31, 2026
	North America	Europe	Asia - Pacific	Total
Revenues
License	$-	$72,223	$4,656,188	$4,728,411
Subscription and support	1,277,238	1,235,332	6,297,545	8,810,115
Services	952,909	2,749,412	2,591,796	6,294,117
Intersegment revenues			1,462,892	1,462,892
Total revenue from reportable segments	2,230,147	4,056,967	15,008,421	21,295,535
Elimination of intersegment revenues				(1,462,892)
Total consolidated revenues				$19,832,643

Revenues from reportable segments	2,230,147	4,056,967	15,008,421	21,295,535

Salaries and consultants	362,061	980,168	4,992,420	6,334,649
Travel	55,091	64,850	694,640	814,581
Depreciation	-	-	192,897	192,897
Other (a)	699,177	1,156,131	1,069,458	2,924,766
Gross Profit	1,113,818	1,855,818	8,059,006	11,028,642

Selling and marketing	667,481	345,085	1,699,301	2,711,867
Depreciation	1,922	43,002	69,598	114,522
General and administrative	207,338	891,295	2,636,021	3,734,654
Income (loss) from operations - reportable segments	$237,077	$576,436	$3,654,086	$4,467,599

Reconciliation:
Income (loss) from operations - reportable segments				$4,467,599
Corporate operating expenses				(1,461,448)
Interest expense				(151,537)
Interest income				208,232
Gain (loss) on foreign currency exchange transactions				(76,178)
Other income (expense)				109,203
Net income (loss) before income taxes				$3,095,871

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

The following tables present financial information by reportable segment for the nine months ended March 31, 2026:

	For the Nine Months Ended
	March 31, 2026
	North America	Europe	Asia - Pacific	Total
Revenues
License	$-	$145,710	$4,772,408	$4,918,118
Subscription and support	4,130,268	4,267,844	18,452,341	26,850,453
Services	2,957,910	6,213,528	12,713,035	21,884,473
Intersegment revenues	-	-	3,767,724	3,767,724
Total revenue from reportable segments	$7,088,178	$10,627,082	$39,705,508	$57,420,768
Elimination of intersegment revenues				(3,767,724)
Total consolidated revenues				$53,653,044

Revenues from reportable segments	$7,088,178	$10,627,082	$39,705,508	$57,420,768

Salaries and consultants	1,375,584	3,218,227	15,788,258	20,382,069
Travel	335,749	234,912	1,771,533	2,342,194
Depreciation	-	-	591,694	591,694
Other (a)	1,963,155	2,912,187	3,259,745	8,135,087
Gross Profit	3,413,690	4,261,756	18,294,278	25,969,724

Selling and marketing	2,048,625	1,124,952	5,326,761	8,500,338
Depreciation	5,438	131,735	202,904	340,077
General and administrative	717,513	2,619,287	7,360,501	10,697,301
Income (loss) from operations - reportable segments	$642,114	$385,782	$5,404,112	$6,432,008

Reconciliation:
Income (loss) from operations - reportable segments				$6,432,008
Corporate operating expenses				(3,964,831)
Interest expense				(502,421)
Interest income				697,981
Gain (loss) on foreign currency exchange transactions				(317,021)
Other income (expense)				190,798
Net income (loss) before income taxes				$2,536,514

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

	As of
	March 31, 2026
	North America	Europe	Asia - Pacific	Total
Segment assets:
Cash	$281,565	$1,386,707	$12,779,045	$14,447,317
Accounts receivable, net of allowance	1,754,448	1,348,836	13,543,015	16,646,299
Revenue in excess of billings, net of allowance	779,211	3,520,414	16,688,180	20,987,805
Other segment assets (b)	174,331	1,090,773	8,637,092	9,902,196
Total segment assets	$2,989,555	$7,346,730	$51,647,332	$61,983,617

Asset Reconciliation
Total assets for reportable segments				61,983,617
Corporate assets				637,235
Goodwill not allocated to segments				9,302,524
Consolidated total				$71,923,376

	For the Nine Months ended March 31, 2026
	North America	Europe	Asia - Pacific	Total

Expenditures for property, plant and equipment	$21,100	$118,565	$1,239,597	$1,379,262

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

The following tables present financial information by reportable segment for the three months ended March 31, 2025:

	For the Three Months Ended
	March 31, 2025
	North America	Europe	Asia - Pacific	Total
Revenues
License	$-	$1,198	$-	$1,198
Subscription and support	1,340,088	1,215,438	5,332,834	7,888,360
Services	2,529,815	4,678,504	2,446,080	9,654,399
Intersegment revenues			2,976,720	2,976,720
Total revenue from reportable segments	3,869,903	5,895,140	10,755,634	20,520,677
Elimination of intersegment revenues				(2,976,720)
Total consolidated revenues				$17,543,957

Revenues from reportable segments	3,869,903	5,895,140	10,755,634	20,520,677

Salaries and consultants	490,261	1,303,906	4,977,761	6,771,928
Travel	36,907	23,531	391,457	451,895
Depreciation	-	-	240,444	240,444
Other (a)	1,189,818	2,199,263	925,556	4,314,637
Gross Profit	2,152,917	2,368,440	4,220,416	8,741,773

Selling and marketing	522,804	395,273	1,387,619	2,305,696
Depreciation	824	41,357	80,878	123,059
General and administrative	169,173	871,821	2,520,281	3,561,275
Income (loss) from operations - reportable segments	$1,460,116	$1,059,989	$231,638	$2,751,743

Reconciliation:
Income (loss) from operations - reportable segments		$(170,786)	$2,580,957	$2,751,743
Corporate operating expenses				(1,198,345)
Interest expense				(194,742)
Interest income				294,655
Gain (loss) on foreign currency exchange transactions				321,622
Other income (expense)				10,831
Net income (loss) before income taxes				$1,985,764

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

The following tables present financial information by reportable segment for the nine months ended March 31, 2025:

	For the Nine Months Ended
	March 31, 2025
	North America	Europe	Asia - Pacific	Total
Revenues
License	$-	$75,115	$-	$75,115
Subscription and support	4,208,995	3,311,068	17,203,397	24,723,460
Services	5,736,842	8,265,423	8,878,276	22,880,541
Intersegment revenues	-	-	5,924,850	5,924,850
Total revenue from reportable segments	$9,945,837	$11,651,606	$32,006,523	$53,603,966
Elimination of intersegment revenues				(5,924,850)
Total consolidated revenues				$47,679,116

Revenues from reportable segments	$9,945,837	$11,651,606	$32,006,523	$53,603,966

Salaries and consultants	1,607,145	3,491,899	14,591,055	19,690,099
Travel	217,607	114,557	1,291,844	1,624,008
Depreciation	-	-	706,876	706,876
Other (a)	3,016,761	3,841,209	2,498,787	9,356,757
Gross Profit	5,104,324	4,203,941	12,917,961	22,226,226

Selling and marketing	1,664,063	1,001,807	4,389,843	7,055,713
Depreciation	1,894	154,216	239,099	395,209
General and administrative	544,054	2,732,908	7,171,524	10,448,486
Income (loss) from operations - reportable segments	$2,894,313	$315,010	$1,117,495	$4,326,818

Reconciliation:
Income (loss) from operations - reportable segments				$4,326,818
Corporate operating expenses				(4,020,528)
Interest expense				(689,347)
Interest income				1,593,594
Gain (loss) on foreign currency exchange transactions				165,741
Other income (expense)				202,420
Net income (loss) before income taxes				$1,578,698

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

	As of
	June 30, 2025
	North America	Europe	Asia - Pacific	Total
Segment assets:
Cash	$387,955	$1,138,048	$15,248,031	$16,774,034
Accounts receivable, net of allowance	581,872	1,084,418	5,861,282	7,527,572
Revenue in excess of billings, net of allowance	1,967,757	3,178,780	13,987,848	19,134,385
Other segment assets (b)	243,550	1,580,534	7,066,725	8,890,809
Total segment assets	$3,181,134	$6,981,780	$42,163,886	$52,326,800

Asset Reconciliation
Total assets for reportable segments				52,326,800
Corporate assets				811,785
Goodwill not allocated to segments				9,302,524
Consolidated total				$62,441,109

	For the Nine Months ended March 31, 2025
	North America	Europe	Asia - Pacific	Total

Expenditures for property, plant and equipment	$17,331	$72,551	$807,861	$897,743

(a)	Other costs of goods sold include computer costs, third-party hardware and software costs, repair and maintenance, insurance, utilities, and communication expenses.

(b)	Other assets include property and equipment, right of use of assets, internally developed software cost, advances, deposits, and prepayments.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

NOTE 17 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at March 31, 2026

NetSol PK	31.41%	$6,870,901
NetSol Innovation	31.41%	(792,749)
NAMECET	31.41%	1,034,542
NIAI	31.41%	(16,258)
NetSol Thai	0.006%	(196)
OTOZ Thai	0.01%	7
Total		$7,096,247

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2025

NetSol PK	30.24%	$4,496,723
NetSol Innovation	30.24%	(637,529)
NAMECET	30.24%	567,819
NIAI	30.24%	(1,471)
NetSol Thai	0.006%	(184)
OTOZ Thai	0.01%	7
Total		$4,425,365

During the nine months ended March 31, 2026, employees of NetSol PK, a majority-owned subsidiary of the Company, exercised stock options to purchase an aggregate of 1,443,874 shares of the subsidiary’s common stock for total proceeds of $399,620. Of this amount, $387,200 was received during the nine months ended March 31, 2026, and $12,420 was received during the fiscal year ended June 30, 2025. Due to this exercise, the non-controlling interest in NetSol PK, NetSol Innovation, NAMECET and NIAI increased from 30.24% at June 30, 2025 to 31.41% at March 31, 2026. The carrying amount of the non-controlling interest was increased by $602,493, and the difference of $202,873 was recognized as a decrease in additional paid-in capital in the Company’s consolidated equity.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

The following schedule discloses the effect on the Company’s equity due to the changes in the Company’s ownership interest.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2026	2025	2026	2025

Net income (loss) attributable to NetSol Transfer to (from) non-controlling interest	$1,300,964	$1,423,968	$(809,567)	$347,721
Decrease in paid-in capital for purchase of 177,558 shares of OTOZ Inc common stock	-	-	-	(112,010)
Increase in paid-in capital for purchase of 2,690,251 shares of common stock of NetSol PK from Open Market	-	29,135	-	29,135
Decrease in paid-in capital for option exercise of 1,443,874 shares of common stock of NetSol PK by employees	(12,953)		(202,873)	-
Net transfer to (from) non-controlling interest	(12,953)	29,135	(202,873)	(82,875)
Change from net income (loss) attributable to NetSol and transfer (to) from non-controlling interest	$1,288,011	$1,453,103	$(1,012,440)	$264,846

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

During the three and nine months ended March 31, 2026, the Company recorded an income tax provision of $781,243 and $1,477,212, respectively. During the three and nine months ended March 31, 2025, the Company recorded an income tax provision of $151,334 and $712,765, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended March 31, 2026. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2025, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Our website is located at https://netsoltech.com/, and our investor relations website is located at https://ir.netsoltech.com. The following filings are available through our investor relations website after we file with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders. These filings are also available for download free of charge on our investor relations website. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements and other ownership-related filings. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Business Overview

NetSol is a provider of solutions and services that enable automotive and equipment OEMs, captive finance companies, dealerships and financial institutions to originate, service and manage finance and lease contracts across the full lifecycle.

Founded in 1997, the Company develops and delivers enterprise software for asset finance and digital retail that supports the contract lifecycle. The Company serves customers in more than 30 countries, with operations spanning North America, Europe and Asia-Pacific.

The Company’s customer base ranges from Fortune 500 manufacturers and Dow Jones Industrial Average constituents to mid-market financial institutions and dealerships. The Company’s cloud-deployed, subscription-based Transcend™ Platform, built on an API-first architecture, supports customers across this range with global delivery and support operations.

NetSol is headquartered in Encino, California. The Company maintains regional offices in the following locations:

●	North America: Encino, California and Austin, Texas, US
●	Europe: London, Horsham and Flintshire, UK
●	Asia-Pacific: Sydney, Australia; Bangkok, Thailand; Beijing and Tianjin, China; Jakarta, Indonesia; Lahore and Karachi, Pakistan; Dubai, UAE

Geographic Presence and Domain Expertise

NetSol and its acquired businesses have more than 40 years of operating experience in North America, 30 years in Europe and 25 years in Asia-Pacific, with a significant concentration of business in the captive finance segment. The Asia-Pacific business benefits from continued growth in leasing automation adoption across developing markets in the region, while operations in North America and Europe serve more mature markets. Building on this foundation in automotive finance and leasing, the Company has expanded into adjacent areas, including digital retail solutions.

Global Delivery Model

The Company operates a blended onshore and offshore delivery model, with regional offices located near key customers and centralized development resources supporting global product delivery. This model enables competitive cost structures, cross-selling across regions to multinational customers and consistent platform delivery across geographies.

OUR PRODUCTS AND SERVICES

NetSol’s products and services enable automotive and equipment OEMs, captive finance companies, dealerships and financial institutions to sell, finance and lease assets. The Company’s offerings support the full contract lifecycle from origination through end-of-term, including credit decisioning, contract servicing, collections and remarketing, for customers operating across multiple entities, currencies, languages and asset classes.

Transcend™ Platform

NetSol delivers these capabilities through the Transcend™ Platform, the Company’s unified product offering. Transcend is delivered as a suite of integrated modules, cloud-deployed and subscription-based, built on an API-first architecture for integration with existing systems. The platform incorporates embedded AI capabilities to support credit decisioning and other use cases.

Transcend™ Retail

Transcend™ Retail is an omnichannel digital retail platform for automotive OEMs and dealerships that supports the vehicle sales process across online and in-store channels. Capabilities span lead management, deal structuring, credit applications, finance and insurance (F&I) workflows and contracting, with integration to dealer management systems, CRM platforms and lender networks.

Transcend™ Finance

Transcend™ Finance manages retail finance and leasing contracts, as well as wholesale finance and dealer floor planning operations, for automotive and equipment OEMs, captive finance companies, commercial lenders and financial institutions. The platform supports the full lifecycle from origination through end-of-term, including AI-assisted credit decisioning, funding, contract management, servicing, collections and remarketing.

Transcend™ Marketplace

Built on open APIs and microservices, Transcend™ Marketplace provides modular components that extend platform capabilities across origination, servicing, contract management, document handling and related workflows. The Marketplace enables automotive and equipment OEMs, captive finance companies, commercial lenders and financial institutions to add functionality and integrate third-party services without replacing existing core systems.

Transcend™ Consultancy

Drawing on decades of domain experience and ISO-certified processes, the Company provides consulting services to automotive and equipment OEMs, captive finance companies, dealerships and financial institutions to support operations improvement and digital transformation. Services include advisory and implementation support across cloud, data, AI and cybersecurity.

Transcend™ AI Labs

Through Transcend™ AI Labs, the Company integrates AI capabilities into its product suite to address use cases for automotive and equipment OEMs, captive finance companies, dealerships and financial institutions. AI Labs focuses on product enhancements and AI consulting services.

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended March 31, 2026:

●	NETSOL entered into a multi-million dollar extension agreement with an existing customer to provide continued support for our legacy product platform.

●	Customer-requested platform modifications and enhancements across multiple regions generated approximately $1.5 million in revenue during the quarter, primarily driven by customization services and change order requests from the Company’s existing client base.

●	During the quarter, NETSOL signed several direct-to-distributor agreements with an aggregate five-year total contract value of approximately $786,000.

●	The Company executed multiple statements of work totaling approximately $400,000 with a long-standing TranscendTM consultancy customer.

●	NETSOL entered into an agreement with a Chinese captive auto finance company to deploy the TranscendTM Finance wholesale lending system. The agreement has a total contract value of approximately $732,000, including implementation and integration services.

Industry Trends Affecting Our Business

Management believes the following trends and uncertainties may have a material, favorable or unfavorable impact on the Company’s business.

Interest rate environment and credit conditions

Interest rate levels and broader monetary policy conditions continue to influence borrowing costs, credit availability and financing activity across consumer and commercial lending markets, including automotive finance. Sustained elevated rates may temper near-term financing volumes among customers, while creating demand for technology investments that support operational efficiency and risk management.

Board of Governors of the Federal Reserve System, Monetary Policy Report, 2025.

Electrification of the automotive industry

The automotive industry continues its transition toward electrified vehicles, supported by regulatory developments and long-term manufacturer strategies. Chinese automotive manufacturers have become significant participants in the electric vehicle segment, intensifying competition across the global automotive landscape. The Company’s established presence and customer base in China may support participation in this growth, while shifts in market share among traditional automotive OEMs could affect technology investment patterns across the Company’s broader customer base.

International Energy Agency (IEA), Global EV Outlook 2025.

Digital and omnichannel automotive retail

OEMs and dealers continue to adopt digital tools and omnichannel retail approaches, integrating online and physical channels across vehicle research, configuration and transaction processes. Continued investment in digital retail capabilities by automotive OEMs and dealerships may support demand for the Company’s Transcend Retail platform, although adoption pace and implementation timing vary across customers and regions.

McKinsey & Company, Automotive & Assembly Insights (2024–2025 publications).

Digital transformation in financial services

Financial institutions and captive finance companies continue to invest in digital transformation initiatives, including cloud adoption, data infrastructure modernization and automation of operational processes. Continued investment in these areas may support demand for the Company’s Transcend Platform, including its consulting and AI offerings. The pace and scale of customer transformation initiatives vary based on internal priorities, budget cycles and the complexity of replacing or integrating with existing core systems.

PwC, Global Financial Services Industry Insights (Technology and Transformation publications, 2024–2025).

Global regulatory and compliance environment

Financial institutions continue to operate within an evolving global regulatory environment, including banking supervision and capital adequacy frameworks, which may influence compliance requirements and operational processes. The Company’s platform supports risk management, audit and compliance reporting workflows that may help customers address evolving requirements. At the same time, regulatory uncertainty and compliance-related investment may extend customer decision-making timelines or shift technology priorities toward maintenance and remediation initiatives.

Bank for International Settlements (BIS), Basel Committee on Banking Supervision Annual Report, 2024.

CHANGES IN FINANCIAL CONDITION

Quarter Ended March 31, 2026 Compared to the Quarter Ended March 31, 2025

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2026 and 2025 as a percentage of revenues.

	For the Three Months
	Ended March 31,
	2026	%	2025	%
Net Revenues:
License fees	$4,728,411	23.8%	$1,198	0.0%
Subscription and support	8,810,115	44.4%	7,888,360	45.0%
Services	6,294,117	31.7%	9,654,399	55.0%
Total net revenues	19,832,643	100.0%	17,543,957	100.0%

Cost of revenues	8,804,001	44.4%	8,802,184	50.2%
Gross profit	11,028,642	55.6%	8,741,773	49.8%
Operating expenses:
Selling, general and administrative	7,856,107	39.6%	6,883,587	39.2%
Research and development cost	166,384	0.8%	304,788	1.7%
Total operating expenses	8,022,491	40.5%	7,188,375	41.0%

Income from operations	3,006,151	15.2%	1,553,398	8.9%
Other income and (expenses)
Interest expense	(151,537)	-0.8%	(194,742)	-1.1%
Interest income	208,232	1.0%	294,655	1.7%
Gain (loss) on foreign currency exchange transactions	(76,178)	-0.4%	321,622	1.8%
Other income	109,203	0.6%	10,831	0.1%
Total other income (expenses)	89,720	0.5%	432,366	2.5%

Net income before income taxes	3,095,871	15.6%	1,985,764	11.3%
Income tax provision	(781,243)	-3.9%	(151,334)	-0.9%
Net income (loss)	2,314,628	11.7%	1,834,430	10.5%
Non-controlling interest	(1,013,664)	-5.1%	(410,462)	-2.3%
Net income (loss) attributable to NetSol	$1,300,964	6.6%	$1,423,968	8.1%

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.11		$0.12
Diluted	$0.11		$0.12

Weighted average number of shares outstanding
Basic	11,823,170		11,683,408
Diluted	11,836,930		11,683,408

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

						Favorable
					Favorable	(Unfavorable)	Total
	For the Three Months				(Unfavorable) Change in	Change due to	Favorable (Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2026	%	2025	%	Currency	Fluctuation	Reported

Net Revenues:	$19,832,643	100.0%	$17,543,957	100.0%	$2,007,535	$281,151	$2,288,686

Cost of revenues:	8,804,001	44.4%	8,802,184	50.2%	99,947	(101,764)	(1,817)

Gross profit	11,028,642	55.6%	8,741,773	49.8%	2,107,482	179,387	2,286,869

Operating expenses:	8,022,491	40.5%	7,188,375	41.0%	(710,620)	(123,496)	(834,116)

Income (loss) from operations	$3,006,151	15.2%	$1,553,398	8.9%	$1,396,862	$55,891	$1,452,753

Net revenues for the three months ended March 31, 2026 and 2025 are broken out among the segments as follows:

	2026		2025
	Revenue	%	Revenue	%

North America	$2,230,147	11.2%	$3,869,903	22.1%
Europe	4,056,967	20.5%	5,895,140	33.6%
Asia-Pacific	13,545,529	68.3%	7,778,914	44.3%
Total	$19,832,643	100.0%	$17,543,957	100.0%

Revenues

License fees

License fees for the three months ended March 31, 2026 were $4,728,411 compared to $1,198 for the three months ended March 31, 2025, reflecting an increase of $4,727,213 or $4,722,857 on a constant currency basis. During the three months ended March 31, 2026, we recognized approximately $4,656,000 of software license revenue associated with the renewal and amendment of an existing customer agreement for our TranscendTM software platform. The license revenue relates to additional license consideration associated with expanded portfolio usage under the customer arrangement. Revenue associated with maintenance and support services under the arrangement will continue to be recognized over the contractual service period.

Subscription and support

Subscription and support fees for the three months ended March 31, 2026, were $8,810,115 compared to $7,888,360 for the three months ended March 31, 2025, reflecting an increase of $921,755 with an increase in constant currency of $876,274. Subscription and support fees begin once a customer has “gone live” with our product and are recurring in nature. We anticipate these fees to increase over time as we implement our TranscendTM products.

Services

Services income for the three months ended March 31, 2026, was $6,294,117 compared to $9,654,399 for the three months ended March 31, 2025, reflecting a decrease of $3,360,282, with a decrease in constant currency of $3,590,398. Services revenue decreased compared to the prior quarter, primarily due to the timing and composition of the current implementation projects.

Gross Profit

The gross profit was $11,028,642 for the three months ended March 31, 2026, compared with $8,741,773 for the three months ended March 31, 2025. This is an increase of $2,286,869 with an increase in constant currency of $2,107,482. The gross profit percentage for the three months ended March 31, 2026, also increased to 55.6% from 49.8% for the three months ended March 31, 2025. The cost of sales was $8,804,001 for the three months ended March 31, 2026, compared to $8,802,184 for the three months ended March 31, 2025, for an increase of $1,817 and on a constant currency basis a decrease of $99,947. As a percentage of sales, cost of sales decreased from 50.2% for the three months ended March 31, 2025, to 44.4% for the three months ended March 31, 2026.

Salaries and consultant fees decreased by $437,279 from $6,771,928 for the three months ended March 31, 2025, to $6,334,649 for the three months ended March 31, 2026, and on a constant currency basis decreased by $557,248. The decrease is due to capitalization of internally developed software. As a percentage of sales, salaries, and consultant expenses decreased from 38.6% for the three months ended March 31, 2025, to 31.9% for the three months ended March 31, 2026.

Travel expenses were $814,581 for the three months ended March 31, 2026, compared to $451,895 for the three months ended March 31, 2025, for an increase of $362,686 with an increase in constant currency of $354,510. As a percentage of sales, travel expense increased from 2.6% for the three months ended March 31, 2025, to 4.1% for the three months ended March 31, 2026. Travel expenses increased due to travel associated with new customer implementation projects.

Depreciation and amortization expense decreased to $192,897 compared to $240,444 for the three months ended March 31, 2025, or a decrease of $47,547 and on a constant currency basis a decrease of $47,876.

Other costs were $1,461,874 for the three months ended March 31, 2026, compared to $1,337,917 for the three months ended March 31, 2025, or an increase of $123,957, and on a constant currency basis, an increase of $150,667.

Operating Expenses

Operating expenses were $8,022,491 for the three months ended March 31, 2026, compared to $7,188,375 for the three months ended March 31, 2025, for an increase of $834,116 and on a constant currency basis an increase of $710,620. As a percentage of sales, it slightly decreased from 41.0% for the three months ended March 31, 2025 to 40.5% at March 31, 2026. The increase in operating expenses was primarily due to increases in selling and marketing expenses, salaries and wages, other general and administrative expenses, offset by a decrease in the provision for doubtful accounts.

Selling and marketing expenses were $2,907,171 for the three months ended March 31, 2026, compared to $2,426,083 for the three months ended March 31, 2025, for an increase of $481,088 and on a constant currency basis an increase of $459,942. The increase is mainly due to increases in salaries and consultants of approximately $359,048, due to annual raises and commission. Other marketing expenses increased by approximately $115,876 due to the increase in advertising and marketing events.

General and administrative expenses were $4,948,936 for the three months ended March 31, 2026, compared to $4,457,504 for the three months ended March 31, 2025, or an increase of $491,432 and on a constant currency basis an increase of $388,850. During the three months ended March 31, 2026, salaries increased by $707,692 and increased by $652,345 on a constant currency basis, bad debt expense decreased by $340,312 and decreased by $351,095 on a constant currency basis, and other general and administrative expenses increased by $124,052 and increased by $87,600 on a constant currency basis.

Research and development cost was $166,384 for the three months ended March 31, 2026, compared to $304,788 for the three months ended March 31, 2025, for a decrease of $138,404 and on a constant currency basis a decrease of $138,172.

Income/Loss from Operations

Income from operations was $3,006,151 for the three months ended March 31, 2026, compared to $1,553,398 for the three months ended March 31, 2025. This represents an increase in income of $1,452,753 with an increase of $1,396,862 on a constant currency basis for the three months ended March 31, 2026, compared with the three months ended March 31, 2025. As a percentage of sales, income from operations was 15.1% for the three months ended March 31, 2026, compared to 8.9% for the three months ended March 31, 2025.

Other Income and Expense

Other income was $89,720 for the three months ended March 31, 2026, compared to $432,366 for the three months ended March 31, 2025. This represents a decrease in other income of $342,646 with a decrease of $340,497 on a constant currency basis. The decrease is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the three months ended March 31, 2026, we recognized a loss of $76,178 in foreign currency exchange transactions compared to a gain of $321,622 for the three months ended March 31, 2025. During the three months ended March 31, 2026, the value of the U.S. dollar decreased 0.3% and the Euro decreased 2.4%, compared to the PKR. During the three months ended March 31, 2025, the value of the U.S. dollar increased 0.3% and the Euro increased 4.5%, compared to the PKR.

Non-controlling Interest

For the three months ended March 31, 2026, the net income attributable to non-controlling interest was $1,013,664, compared to $410,462 for the three months ended March 31, 2025. The increase is mainly due to the increase in net income of NetSol PK.

Net income (loss) attributable to NetSol

The net income was $1,300,964 for the three months ended March 31, 2026, compared to $1,423,968 for the three months ended March 31, 2025. This is a decrease of $123,004 with a decrease of $98,830 on a constant currency basis, compared to the prior year. For the three months ended March 31, 2026, net income per share was $0.11 for basic and diluted shares compared to a net income per share of $0.12 for basic and diluted shares for the three months ended March 31, 2025.

Nine Months Ended March 31, 2026 Compared to the Nine Months Ended March 31, 2025

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the nine months ended March 31, 2026 and 2025 as a percentage of revenues.

	For the Nine Months
	Ended March 31,
	2026	%	2025	%
Net Revenues:
License fees	$4,918,118	9.2%	$75,115	0.2%
Subscription and support	26,850,453	50.0%	24,723,460	51.9%
Services	21,884,473	40.8%	22,880,541	48.0%
Total net revenues	53,653,044	100.0%	47,679,116	100.0%

Cost of revenues	27,683,320	51.6%	25,452,890	53.4%
Gross profit	25,969,724	48.4%	22,226,226	46.6%
Operating expenses:
Selling, general and administrative	22,874,107	42.6%	20,921,530	43.9%
Research and development cost	628,440	1.2%	998,406	2.1%
Total operating expenses	23,502,547	43.8%	21,919,936	46.0%

Income from operations	2,467,177	4.6%	306,290	0.6%
Other income and (expenses)
Interest expense	(502,421)	-0.9%	(689,347)	-1.4%
Interest income	697,981	1.3%	1,593,594	3.3%
Gain (loss) on foreign currency exchange transactions	(317,021)	-0.6%	165,741	0.3%
Other income	190,798	0.4%	202,420	0.4%
Total other income (expenses)	69,337	0.1%	1,272,408	2.7%

Net income before income taxes	2,536,514	4.7%	1,578,698	3.3%
Income tax provision	(1,477,212)	-2.8%	(712,765)	-1.5%
Net income (loss)	1,059,302	2.0%	865,933	1.8%
Non-controlling interest	(1,868,869)	-3.5%	(518,212)	-1.1%
Net income (loss) attributable to NetSol	$(809,567)	-1.5%	$347,721	0.7%

Net income (loss) per share:
Net income (loss) per common share
Basic	$(0.07)		$0.03
Diluted	$(0.07)		$0.03

Weighted average number of shares outstanding
Basic	11,795,818		11,531,365
Diluted	11,795,818		11,531,365

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

						Favorable
					Favorable	(Unfavorable)	Total
	For the Nine Months				(Unfavorable) Change in	Change due to	Favorable (Unfavorable)
	Ended March 31,				Constant	Currency	Change as
	2026	%	2025	%	Currency	Fluctuation	Reported

Net Revenues:	$53,653,044	100.0%	$47,679,116	100.0%	$5,193,244	$780,684	$5,973,928

Cost of revenues:	27,683,320	51.6%	25,452,890	53.4%	(2,120,068)	(110,362)	(2,230,430)

Gross profit	25,969,724	48.4%	22,226,226	46.6%	3,073,176	670,322	3,743,498

Operating expenses:	23,502,547	43.8%	21,919,936	46.0%	(1,320,500)	(262,111)	(1,582,611)

Income (loss) from operations	$2,467,177	4.6%	$306,290	0.6%	$1,752,676	$408,211	$2,160,887

Net revenues for the nine months ended March 31, 2026 and 2025 are broken out among the segments as follows:

	2026		2025
	Revenue	%	Revenue	%

North America	$7,088,178	13.2%	$9,945,837	20.9%
Europe	10,627,082	19.8%	11,651,606	24.4%
Asia-Pacific	35,937,784	67.0%	26,081,673	54.7%
Total	$53,653,044	100.0%	$47,679,116	100.0%

Revenues

License fees

License fees for the nine months ended March 31, 2026, were $4,918,118 compared to $75,115 for the nine months ended March 31, 2025 reflecting an increase of $4,843,003 with an increase in constant currency of $4,832,969. During the nine months ended March 31, 2026, we recognized approximately $4,656,000 of software license revenue associated with the renewal and amendment of an existing customer agreement for our TranscendTM software platform. The license revenue relates to additional license consideration associated with expanded portfolio usage under the customer arrangement. Revenue associated with maintenance and support services under the arrangement will continue to be recognized over the contractual service period.

Subscription and support

Subscription and support fees for the nine months ended March 31, 2026, were $26,850,453 compared to $24,723,460 for the nine months ended March 31, 2025, reflecting an increase of $2,126,993 with an increase in constant currency of $1,728,674. Subscription and support fees begin once a customer has “gone live” with our product and are recurring in nature. We anticipate these fees to increase over time as we implement our TranscendTM products.

Services

Services income for the nine months ended March 31, 2026, was $21,884,473 compared to $22,880,541 for the nine months ended March 31, 2025, reflecting a decrease of $996,068, with a decrease in constant currency of $1,368,399. Services revenue decreased primarily due to the timing and composition of the current implementation projects.

Gross Profit

The gross profit was $25,969,724 for the nine months ended March 31, 2026, compared with $22,226,226 for the nine months ended March 31, 2025. This is an increase of $3,743,498 with an increase in constant currency of $3,073,176. The gross profit percentage for the nine months ended March 31, 2026, increased to 48.4% from 46.6% for the nine months ended March 31, 2025. The cost of sales was $27,683,320 for the nine months ended March 31, 2026, compared to $25,452,890 for the nine months ended March 31, 2025, for an increase of $2,230,430 and on a constant currency basis an increase of $2,120,068. As a percentage of sales, cost of sales decreased from 53.4% for the nine months ended March 31, 2025, to 51.6% for the nine months ended March 31, 2026.

Salaries and consultant fees increased by $691,970 from $19,690,099 for the nine months ended March 31, 2025, to $20,382,069 for the nine months ended March 31, 2026, and on a constant currency basis increased by $593,842. The increase is due to annual salary raises. As a percentage of sales, salaries and consultant expenses decreased from 41.3% for the nine months ended March 31, 2025, to 38.0% for the nine months ended March 31, 2026.

Travel expenses were $2,342,194 for the nine months ended March 31, 2026, compared to $1,624,008 for the nine months ended March 31, 2025, for an increase of $718,186 with an increase in constant currency of $708,147. As a percentage of sales, travel expense increased from 3.4% for the nine months ended March 31, 2025, to 4.4% for the nine months ended March 31, 2026. Travel expenses increased due to travel associated with new customer implementation projects.

Depreciation and amortization expense decreased to $591,694 compared to $706,876 for the nine months ended March 31, 2025, or a decrease of $115,182 and on a constant currency basis a decrease of $109,727.

Other costs were $4,367,363 for the nine months ended March 31, 2026, compared to $3,431,907 for the nine months ended March 31, 2025, or an increase of $935,456 and on a constant currency basis an increase of $927,806. The increase is mainly due to an increase in third-party hardware and software costs of approximately $960,840 and hosting fees of approximately $197,606, offset by a reduction in other cost of approximately 222,990.

Operating Expenses

Operating expenses were $23,502,547 for the nine months ended March 31, 2026, compared to $21,919,936, for the nine months ended March 31, 2025, for an increase of $1,582,611 and on a constant currency basis an increase of $1,320,500. As a percentage of sales, it decreased from 46.0% to 43.8%. The increase in operating expenses was primarily due to increases in selling and marketing expenses, salaries and wages, offset by a decrease in other general and administrative expenses and the provision for doubtful accounts.

Selling and marketing expenses were $9,040,203 for the nine months ended March 31, 2026, compared to $7,380,679, for the nine months ended March 31, 2025, for an increase of $1,659,524 and on a constant currency basis an increase of $1,524,489. The increase is mainly due to increases in salaries and consultants of approximately $1,190,301, due to annual raises and commissions. Other marketing expenses increased by approximately $436,001 due to the increase in advertising and marketing events.

General and administrative expenses were $13,833,904 for the nine months ended March 31, 2026, compared to $13,540,851 for the nine months ended March 31, 2025, or an increase of $293,053 and on a constant currency basis, an increase of $158,787. During the nine months ended March 31, 2026, salaries increased by $1,142,329 and increased by $1,075,978 on a constant currency basis, bad debt expense decreased by $725,022 and decreased by $736,604 on a constant currency basis, and other general and administrative expenses decreased by $124,254 and decreased by $180,587 on a constant currency basis.

Research and development cost was $628,440 for the nine months ended March 31, 2026, compared to $998,406 for the nine months ended March 31, 2025, for a decrease of $369,966, and on a constant currency basis a decrease of $253,716.

Income/Loss from Operations

Income from operations was $2,467,177 for the nine months ended March 31, 2026, compared to $306,290 for the nine months ended March 31, 2025. This represents an increase in income of $2,160,887 with an increase of $1,752,676 on a constant currency basis for the nine months ended March 31, 2026, compared with the nine months ended March 31, 2025. As a percentage of sales, income from operations was 4.6% for the nine months ended March 31, 2026, compared to 0.6% for the nine months ended March 31, 2025.

Other Income and Expense

Other income was $69,337 for the nine months ended March 31, 2026, compared to $1,272,408 for the nine months ended March 31, 2025. This represents a decrease in other income of $1,203,071 with a decrease of $1,198,290 on a constant currency basis. The decrease is primarily due to lower interest income, driven by a reduction in interest rates from approximately 10.0%-19.5% for the nine months ended March 31, 2025, to approximately 8.9% to 10.8% for the nine months ended March 31, 2026. The decrease is also due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the Euro. During the nine months ended March 31, 2026, we recognized a loss of $317,021 in foreign currency exchange transactions compared to a gain of $165,741 for the nine months ended March 31, 2025. During the nine months ended March 31, 2026, the value of the U.S. dollar decreased 1.6% and the Euro decreased 3.7%, compared to the PKR. During the nine months ended March 31, 2025, the value of the U.S. dollar increased 0.5% and the Euro increased 1.5%, compared to the PKR.

Non-controlling Interest

For the nine months ended March 31, 2026, the net income attributable to non-controlling interest was $1,868,869, compared to $518,212 for the nine months ended March 31, 2025. The increase is mainly due to an increase in the net income of NetSol PK and NAMECET.

Net income (loss) attributable to NetSol

The net loss was $809,567 for the nine months ended March 31, 2026, compared to net income of $347,721 for the nine months ended March 31, 2025. This is an increase in net loss of $1,157,288 with an increase of $1,572,734 on a constant currency basis, compared to the prior year. For the nine months ended March 31, 2026, net loss per share was $0.07 for basic and diluted shares compared to net income per share of $0.03 for basic and diluted shares for the nine months ended March 31, 2025.

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

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA and non-GAAP earnings per basic and diluted share to the most comparable GAAP measures for the three and nine months ended March 31, 2026 and 2025 are as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2026	2025	2026	2025

Net Income (loss) attributable to NetSol	$1,300,964	$1,423,968	$(809,567)	$347,721
Non-controlling interest	1,013,664	410,462	1,868,869	518,212
Income taxes	781,243	151,334	1,477,212	712,765
Depreciation and amortization	307,419	363,503	931,771	1,102,085
Interest expense	151,537	194,742	502,421	689,347
Interest (income)	(208,232)	(294,655)	(697,981)	(1,593,594)
EBITDA	$3,346,595	$2,249,354	$3,272,725	$1,776,536
Add back:
Non-cash stock-based compensation	61,000	39,750	267,400	134,884
Adjusted EBITDA, gross	$3,407,595	$2,289,104	$3,540,125	$1,911,420
Less non-controlling interest (a)	(1,202,196)	(510,908)	(2,294,175)	(718,218)
Adjusted EBITDA, net	$2,205,399	$1,778,196	$1,245,950	$1,193,202

Weighted Average number of shares outstanding
Basic	11,823,170	11,683,408	11,795,818	11,531,365
Diluted	11,836,930	11,683,408	11,809,578	11,531,365

Basic adjusted EBITDA	$0.19	$0.15	$0.11	$0.10
Diluted adjusted EBITDA	$0.19	$0.15	$0.11	$0.10

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$1,013,664	$410,462	$1,868,869	$518,212
Income Taxes	139,102	41,891	274,702	214,892
Depreciation and amortization	70,107	87,504	214,969	269,185
Interest expense	43,604	54,461	143,512	202,289
Interest (income)	(64,281)	(83,410)	(207,877)	(491,422)
EBITDA	$1,202,196	$510,908	$2,294,175	$713,156
Add back:
Non-cash stock-based compensation	-	-	-	5,062
Adjusted EBITDA of non-controlling interest	$1,202,196	$510,908	$2,294,175	$718,218

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $14,744,392 at March 31, 2026, compared to $17,357,944 at June 30, 2025.

Net cash used in operating activities was $785,350 for the nine months ended March 31, 2026 compared to net cash provided by operating activities of $6,315 for the nine months ended March 31, 2025. As of March 31, 2026, we had current assets of $52,321,776 and current liabilities of $27,037,914. We had accounts receivable of $16,646,299 at March 31, 2026 compared to $7,527,572 at June 30, 2025. We had revenues in excess of billings of $20,987,818 at March 31, 2026 compared to $19,134,385 at June 30, 2025 of which $2,824,298 and $903,766 is shown as long-term as of March 31, 2026 and June 30, 2025, respectively. The long-term portion was discounted by $420,429 and $208,037 at March 31, 2026 and June 30, 2025, respectively, using the discounted cash flow method with interest rates ranging from 4.5% to 6.6%, for the period ended March 31, 2026, and interest rates ranging from 4.2% to 17.5%, for the period ended June 30, 2025, our revenues in excess of billings were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and revenues in excess of billings increased by $10,972,147 from $26,661,957 at June 30, 2025 to $37,634,104 at March 31, 2026. Accounts payable and accrued expenses, and current portions of loans and lease obligations, amounted to $8,132,384 and $8,241,584, respectively, at March 31, 2026. Accounts payable and accrued expenses, and current portions of loans and lease obligations, amounted to $8,010,844 and $8,240,061, respectively, at June 30, 2025. Unearned revenue amounted to $10,184,195, at March 31, 2026 compared to $3,029,850 at June 30, 2025.

The average days sales outstanding for the nine months ended March 31, 2026 and 2025 were 147 and 137 days, respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenues in excess of billings.

Net cash used in investing activities was $2,308,004 for the nine months ended March 31, 2026, compared to $843,044 for the nine months ended March 31, 2025. We had purchases of property and equipment of $1,379,262 compared to $897,743 for the nine months ended March 31, 2025. During the nine months ended March 31, 2026, we capitalized $1,039,989 for product development.

Net cash provided by financing activities was $369,755 for the nine months ended March 31, 2026, compared to $866,299 for the nine months ended March 31, 2025. During the nine months ended March 31, 2026, we received bank proceeds of $1,076,226 compared to $2,451,256 during the nine months ended March 31, 2025. During the nine months ended March 31, 2026, we had net payments for bank loans and finance leases of $1,093,671 compared to $247,496 for the nine months ended March 31, 2025. Employees of the Company exercised 220,00 options of common stock for $473,000, during the nine months ended March 31, 2025. Employees of our subsidiary, NetSol PK, exercised 1,443,874 options of common stock for $399,620, of which $387,200 was received during the nine months ended March 31, 2026 and $12,420 was received during the fiscal year ended June 30, 2025. NetSol PK, a subsidiary of the Company, paid a dividend of $306,799 to the non-controlling shareholders during the nine months ended March 31, 2025. NetSol PK purchased 2,690,251 shares of its common stock from the open market for $1,503,662 during nine months ended March 31, 2025. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements with various financial institutions to meet both their short and long-term funding requirements. These loans will become due at different maturity dates as described in Note 13 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default, which may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates from the respective Company’s own sources.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and subscription and support agreements, intercompany charges for corporate services, and through the exercise of options and warrants. As of March 31, 2026, we had approximately $14.7 million of cash, cash equivalents and marketable securities, of which approximately $14.2 million is held by our foreign subsidiaries. As of June 30, 2025, we had approximately $17.4 million of cash, cash equivalents and marketable securities, of which approximately $16.4 million is held by our foreign subsidiaries.

We remain open to strategic relationships that would provide value-added benefits. The focus will remain on continuously improving cash reserves internally and reducing reliance on external capital raises.

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

Financial Covenants

The following tables present financial covenants associated with our borrowings.

Subsidiary	Bank / Facility	Facility Amount	Key Financial Covenants / Conditions

NTE (UK)	Overdraft facility	£300,000 ($394,787)	Eligible trade receivables (≤90 days old, net of provisions, excluding intercompany) must be at least 200% of the facility balance
NetSol PK	Askari Bank – Export refinance	PKR 600 million ($2,148,382)
NetSol PK	Askari Bank – Running finance	PKR 4.1 million ($14,505)	Long-term debt-to-equity ratio of 60:40;
NetSol PK	Habib Metro – Export refinance	PKR 1.3 billion ($4,654,827)	Current ratio of at least 1:1
NetSol PK	Bank Al-Habib – Export refinance	PKR 400 million ($1,432,254)
NetSol PK	Samba Bank – Export refinance	PKR 380 million ($1,360,642)	Current ratio ≥ 1:1; Interest coverage ≥ 4x; Leverage ratio ≤ 2x; Debt service coverage ≥ 4x

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

NA

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC on September 29, 2025. Any of such factors could result in a significant or material adverse effect on our results of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2026, none of the Company’s directors or officers have adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended. The Company’s insider trading policy is contained in our Code of Ethics, which has been filed as an exhibit to our Form 10K and is available on our website at https://ir.netsoltech.com/governance-docs.

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

NETSOL TECHNOLOGIES, INC.

Date:	May 14, 2026
/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	May 14, 2026
/s/Sardar Muhammad Abubakr
SARDAR MUHAMMAD ABUBAKR
Chief Financial Officer
Principal Financial Officer

Date:	May 14, 2026
/s/Roger K. Almond
ROGER K. ALMOND
Chief Accounting Officer
Principal Accounting Officer

Page 56