Form 10-K
period 2026-06-30
NETSOL TECHNOLOGIES INC
filed 2026-09-28
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2026

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $30,375,074 based upon the closing price of the stock as reported on Nasdaq Capital Market ($3.03 per share) on December 31, 2025, the last business day of the registrant’s second quarter. As of September 21, 2026, there were 12,891,599 shares issued and 11,952,568 outstanding of its $.01 par value Common Stock and no Preferred Stock was outstanding.

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

PART 1

ITEM 1 - BUSINESS

GENERAL OVERVIEW

NetSol Technologies, Inc. (“NetSol” or the “Company”) is a global provider of AI-enabled solutions and services powering OEMs, dealerships and financial institutions to sell, finance and lease assets.

The Company is headquartered in Encino, California and operates through three reportable geographic segments: North America, Europe and Asia-Pacific, serving customers in more than 30 countries. NetSol generates revenues primarily through software licensing, subscription fees, implementation services and ongoing maintenance and support. The Company’s solutions and services are marketed under the Transcend™ Platform brand.

Corporate history

NetSol was incorporated in 1997 and listed on the Nasdaq Stock Market in 1999, where it continues to trade under the ticker symbol NTWK. While the Company’s incorporation dates to 1997, its asset finance and leasing domain expertise extends more than 40 years through acquired operations.

The Company has grown both organically and through strategic acquisitions. In 2005, NetSol acquired CQ Systems Ltd., a UK-based provider of asset-based financial solutions, which established the Company’s presence in the UK asset finance market. In 2006, the Company acquired McCue Systems, Inc., a California-based provider of lease and loan portfolio management software with more than 30 years of industry experience, strengthening NetSol’s North American operations. In 2011, the Company jointly acquired Virtual Lease Services Ltd. (“VLS”) with Investec Asset Finance Plc, expanding its end-to-end service capabilities for the asset finance market.

Over subsequent years, NetSol transitioned from its legacy product suite to its current unified Transcend™ Platform: a cloud-deployed, AI-enabled, API-first ecosystem that today serves as the foundation for all of the Company’s current generation product and service offerings.

Industry and market

The Company serves two complementary markets: the global asset finance and leasing industry, and digital retail for vehicle sales, where the Company’s current focus is the United States.

The global finance and leasing market represented approximately $1.5 trillion in new business volume in 2024 according to the World Leasing Yearbook 2026, having grown approximately 63% over the prior decade. The market is characterized by long-term customer relationships, significant regulatory complexity and demand for specialized technology capable of supporting multi-entity, multi-currency and multi-jurisdiction operations. Growth drivers include the expansion of electric vehicle financing, the migration of asset finance from ownership to subscription and mobility-as-a-service models, and increasing demand for embedded finance across dealer, direct-to-consumer and third-party channels. The Company’s Transcend™ Finance platform serves this market globally, with customers across more than 30 countries.

The digital retail market reflects the ongoing shift in how consumers purchase vehicles, spanning both online and in-store transaction environments. According to the National Automobile Dealers Association (NADA), U.S. new light-vehicle sales totaled 16.2 million units in 2025, an increase of 2.4% year over year. According to Cox Automotive’s 2025 Digitization of Car Buying Study, 65% of car buyers now perform some or all of the purchase process online, while most transactions continue to be completed in the dealership, driving demand for technology that connects the two environments. The Company’s Transcend™ Retail platform serves this market with a current commercial focus on the United States, where its customers include automotive OEM programs, franchised dealer groups and recreational vehicle retailers.

Business and growth strategy

NetSol’s strategy centers on the continued transformation of its business model. Historically, the Company generated the majority of its revenues from software implementation and related services. Through the development of the Transcend™ Platform and the transition of its commercial model toward cloud-deployed, subscription-based arrangements, the Company is building a growing base of recurring revenue. Recurring subscription and support revenues have grown consistently across recent fiscal periods, and the Company expects this mix shift to continue as new customers adopt subscription arrangements and existing customers migrate to the Transcend™ Platform. The Company believes this transition supports greater revenue durability and visibility, improved margins over time, and a business profile increasingly consistent with enterprise software platform companies.

Against that backdrop, the Company’s strategy is organized around the following priorities:

Support global OEM expansion. A growing number of OEMs, particularly Chinese OEMs and their captive finance operations, are expanding into new international markets. The Company provides the finance and leasing technology these customers require to launch and scale operations in new jurisdictions and has supported market entries across Asia-Pacific and other regions. The Company believes its multi-country delivery experience and configurable, multi-jurisdiction platform position it well to serve this expansion cycle.

Extend leadership in originations and wholesale finance. The Company continues to invest in its originations and wholesale finance capabilities, where it believes its platform compares favorably to legacy competitor systems. As financial institutions and captives replace aging technology, the Company is positioned to compete for displacement opportunities across its global markets.

Migrate the installed base to Transcend™ and grow recurring revenue. The Company is transitioning customers from its legacy product suite onto the Transcend™ Platform. These migrations modernize the customer’s technology foundation, deepen multi-product relationships, and convert legacy arrangements to recurring subscription-based commercial models.

Embed artificial intelligence across products and operations. The Company is integrating AI capabilities into its platform, including AI-enabled credit decisioning within Transcend™ Finance, to improve customer outcomes in financing and retail operations. Internally, the Company is applying AI to its own development, delivery, and go-to-market processes to improve productivity and operating margins.

Scale Transcend™ Retail across the U.S. dealer market. The Company is pursuing digital retail growth through three coordinated channels: direct engagement with dealer groups, where a single commercial relationship can enable deployment across a large number of rooftops; OEM certification programs, which streamline the Company’s ability to sell to franchised dealerships within certified brand networks; and OEM-level programs, in which the Company’s platform is deployed across an OEM’s dealer network. The Company also intends to extend Transcend™ Retail into adjacent dealer-based vehicle categories, including recreational vehicles, powersports and marine.

Expand through partnerships. The Company uses strategic partnerships with regional advisory and technology firms to extend its market reach, add local market knowledge, and accelerate customer acquisition in markets where it does not maintain a large direct sales presence, particularly in Europe. The Company expects partner-led channels to remain a meaningful component of its go-to-market strategy.

Strengthen operating discipline. The Company is focused on improving margins through disciplined budgeting, pricing and deal governance, and incentive structures aligned with profitable growth.

Strategic Transactions. In addition to organic initiatives, the Company may from time to time evaluate selective acquisitions and other strategic opportunities that complement its platform capabilities or accelerate its market position.

Operations and geographic presence

The Company maintains offices in the following locations:

■	North America: Encino, California and Austin, Texas
■	Europe: London Metropolitan Area, Horsham and Flintshire
■	Asia-Pacific: Sydney, Bangkok, Beijing, Shanghai, Tianjin, Jakarta, Dubai, Lahore and Karachi

Through a combination of organic growth and acquisitions, the Company’s operating history extends more than 40 years in North America, more than 30 years in Europe and more than 25 years in Asia-Pacific.

The Company employs a global delivery model that combines onsite and offshore resources, designed to support customers across multiple geographies, currencies, languages and regulatory environments.

Products and services

NetSol delivers its solutions through the Transcend™ Platform, a unified, API-first technology platform for the asset finance, leasing and automotive retail markets. The platform is designed for deployment in the cloud or in customer-managed environments, to integrate with existing customer and third-party systems through open APIs and to operate under the regulatory, audit and data-residency requirements applicable to financial institutions. Artificial intelligence is embedded within the platform and is applied in capabilities such as credit decisioning, document processing, portfolio analytics, collection intelligence and lifecycle servicing. The platform also enables customers to develop and deploy these agents that operate on their own data within their own environments, subject to the same access, audit and data-residency controls that apply across the platform.

The Company’s principal offerings are as follows:

Transcend™ Retail

Transcend™ Retail is a digital retail platform for vehicle sales. It gives the buyer a single continuous purchase experience, from configuring a vehicle and valuing a trade-in to reviewing transparent payment and finance options and completing the transaction, whether that takes place online, in the showroom or across both. The buyer and the dealership work on the same deal in parallel rather than in separate systems, and either side can pick up where the other left off. The platform is configured to the brand standards of the manufacturer or dealer group and provides visibility and administrative control across the retail network. It is used by automotive manufacturers and dealer groups.

Transcend™ Finance

Transcend™ Finance is the Company’s platform for lenders and lessors. It comprises three core solutions: Originations, Servicing and Wholesale Finance. Together these span the finance and leasing lifecycle from application through end of contract, and support auto, equipment, fleet and receivables portfolios across both retail and commercial products. The platform operates multiple legal entities, currencies and jurisdictions on a single system, and is configured to each customer’s products, pricing and credit policy rather than custom-built. Partner-facing portals extend origination and servicing to the intermediaries in a customer’s distribution network.

Revenue model

The Company generates revenues through the following primary streams:

■	Subscription and support - recurring fees for an access license to and use of the Company’s technology solutions under its Transcend™ Platform through cloud-based subscription arrangements, along with ongoing fees for maintenance, updates and technical support provided to customers post-deployment
■	License fees - non-recurring fees for perpetual license agreements granting customers the right to use the Company’s technology solutions on-premise
■	Services - fees for implementation, configuration, customization, training and other services provided in connection with the deployment of the Company’s solutions

The Company is transitioning its commercial model toward a higher proportion of recurring subscription-based arrangements, as described under “Business and growth strategy.” The mix of recurring and non-recurring revenues may vary from period to period depending on the nature and timing of new customer engagements, contract renewals and the recognition of license fees.

Sales, marketing and customer concentration

The Company’s customers include multinational automotive OEMs, auto and equipment captive finance companies, dealer groups, dealerships, commercial banks, brokers and financial institutions. NetSol serves a diverse customer base across more than 30 countries. However, a limited number of large customers have historically accounted for a significant portion of the Company’s revenues. The loss of one or more of these customers, or a material reduction in the scope of their engagement with the Company, could have a material adverse effect on the Company’s revenues and operating results. The Company monitors customer concentration as part of its ongoing risk management processes.

Competition

The market for asset finance and leasing software is competitive and fragmented across regions. The Company’s principal competitors include specialized asset finance software providers such as Alfa Financial Software, Sofico, Solifi and Odessa; large enterprise software and financial technology vendors, including FIS, that offer asset finance capabilities within broader product portfolios; regional providers in individual markets; and in certain cases, in-house systems developed and maintained by financial institutions and captive finance companies. The principal competitive factors in this market include depth of domain expertise, breadth and functionality of product offerings, the ability to support multi-entity, multi-currency and multi-jurisdiction operations, implementation capability and track record, total cost of ownership and quality of ongoing support.

The market for digital retail technology is also competitive. The Company competes with dedicated digital retailing providers such as AutoFi and CarNow; dealer management system and automotive retail technology vendors, including Cox Automotive, CDK Global and Tekion, that offer digital retail capabilities within broader product portfolios; and, in certain cases, proprietary solutions developed by OEMs and large dealer groups. The principal competitive factors in this market include omnichannel capability, integration with existing dealer management and financing systems, speed of deployment and the ability to support a seamless customer journey across online and in-store retail environments.

The Company believes it competes favorably on the basis of its more than four decades of asset finance domain expertise, its operating and delivery presence across more than 30 countries, its long-tenured relationships with tier-one automotive OEMs and captive finance companies, and the unified, API-first architecture of its Transcend™ Platform, which supports both financing and retail operations on a common foundation. Some of the Company’s competitors have greater financial resources, larger sales organizations or broader name recognition, which may affect the Company’s ability to compete in certain markets or segments.

Intellectual property

NetSol’s offerings, including the Transcend™ Platform and its component solutions and services, are proprietary. The Company relies on a combination of copyright, trademark and trade secret protections, as well as contractual arrangements, to protect its intellectual property rights. The Transcend™ brand and related marks are registered trademarks of NetSol.

The Company enters into license agreements with customers that restrict the use, reproduction and distribution of its technology solutions. Employees, contractors and business partners with access to proprietary technology and confidential information are required to enter into confidentiality and non-disclosure agreements.

The Company does not believe its business is materially dependent on any single patent, trademark, license or other intellectual property right.

Human capital resources

As of June 30, 2026, the Company employed approximately 1,370 full-time employees globally. The workforce is distributed across its three operating segments, with the majority of its technical and development personnel located in its Asia-Pacific operations. Sales, client management and senior leadership functions are concentrated in North America and Europe.

NetSol considers the attraction, development and retention of skilled technology and domain professionals to be a key operational priority. The Company invests in employee training and professional development programs and seeks to maintain competitive compensation structures across its operating regions.

Regulatory environment

NetSol’s operations and its customers’ use of its products and services are subject to a range of regulatory requirements across the jurisdictions in which they operate.

Data privacy and protection

The Company and its customers are subject to data privacy and protection regulations, including the General Data Protection Regulation (GDPR) in the European Union and United Kingdom, the California Consumer Privacy Act (CCPA), and equivalent frameworks in other jurisdictions in which the Company or its customers operate.

Financial services regulations

The Company’s customers are subject to a range of financial services regulatory obligations, including consumer finance disclosure requirements, anti-money laundering (AML) and know-your-customer (KYC) requirements, Basel III capital and liquidity standards applicable to banking customers, the Payment Services Directive 2 (PSD2) in the European Union, and the Digital Operational Resilience Act (DORA) governing operational resilience for financial institutions in the European Union.

Information security and cybersecurity; Artificial Intelligence

The Company’s products and operations are subject to applicable cybersecurity frameworks across its key markets. The Company holds ISO 27001, ISO 22301 and ISO 20000 certifications, and has completed SOC 2 Type 2 examinations under the Trust Services Criteria established by the American Institute of Certified Public Accountants, and applies these standards across its operations.

The Company’s solutions are designed to support customers in meeting their regulatory compliance obligations in the markets in which they operate. The Company monitors regulatory developments across its key markets and incorporates relevant compliance requirements into its product development and operational processes. Changes in applicable laws and regulations may require the Company to modify its products or operations, which could result in additional costs or otherwise affect the Company’s business.

The Company has an internal use of Artificial Intelligence (AI) Platforms and Protection of Customer and Company Confidential Information standards for the responsible use of AI to safeguard customer data, information and proprietary information.

Available information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the U.S. Securities and Exchange Commission (SEC). These filings are available free of charge on the Company’s investor relations website at ir.netsoltech.com and on the SEC’s website at www.sec.gov. The Company’s principal executive offices are located at 16000 Ventura Boulevard, Suite 770, Encino, California 91436, and the Company’s main telephone number is +1 (818) 222-9195.

Information contained on or accessible through the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A - RISK FACTORS

Pakistan

The political and economic environment in Pakistan may negatively affect our business.

According to Pakistan Network, April 23, 2026, and as identified by the BTI Transformation Index, Pakistan Country Report 2026 the current government has focused on economic stabilization, infrastructure development, and maintaining relationships with key international partners. However, internal pressures within the coalition remain a constant challenge. The Pakistani economy has shown cautious signs of recovery. Key economic indicators include gradual stabilization of the Pakistani Rupee, improved foreign exchange reserves, and a modest uptick in industrial production. However, unemployment remains a pressing concern, particularly among the youth population. The political unsteadiness delays governmental functions. If such unsteadiness continues in the long term, it could result in difficulty in necessary interactions with the government as it relates to government contracts and personnel access to necessary government functions. While there is no guarantee, we anticipate that the new government policies may continue to lead to macroeconomic stability.

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

Inflation and higher interest rates globally have greatly increased the cost of doing business, including salaries and benefits worldwide, affecting our profitability. If inflation does not stabilize, our profitability and ability of our customers to spend on new and/or upgraded projects can be impacted.

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

Cybersecurity Governance and Oversight

The Company’s cybersecurity risk management program is supervised by our Senior Manager of Information Security (SMIS), who reports directly to the Company’s Chief Operating Officer (“COO”) in Pakistan. The SMIS and team are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our current SMIS received his bachelor’s in computer sciences and has over 20 years of cybersecurity experience, including relevant prior senior leadership experience at our Company. Furthermore, he has also achieved globally recognized information security certifications, including CISSP (Certified Information Systems Security Professional), CISA (Certified Information Systems Auditor), CISM (Certified Information Security Manager), CRISC (Certified in Risk and Information Systems Control), CompTIA Security+, ISO 27001 Lead Auditor, CEH (Certified Ethical Hacker), CHFI (Computer Hacking Forensic Investigator), among others.

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

The Board of Directors receives regular reports from the SMIS and Cybersecurity Committee on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program, insurance, and the emerging threat landscape. In accordance with our cyber incident response plan, the Cybersecurity Committee is promptly informed by SMIS’s team of cybersecurity incidents that could adversely affect the Company or its information systems and is also regularly updated about incidents with less impact potential. The Board of Directors and Audit Committee are informed of any incidents that could adversely affect the Company by the Cybersecurity Committee and SMIS’s team.

In an effort to detect and defend against cyber threats, the Company annually and, periodically as needed, provides its employees with various cybersecurity and data protection training programs. These programs cover timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educate employees on the importance of reporting all incidents promptly to the Company’s centrally managed cyber defense and security operations.

ITEM 2 - PROPERTIES

Our corporate headquarters are located in Encino, California, where we lease approximately 2,400 square feet of office space. We own our Lahore Technology Campus, which consists of approximately 140,000 square feet of computer and general office space. This includes two adjacent five-story buildings having a covered area of approximately 90,000 square feet with the capacity to house approximately 1,000 employees. In addition, we maintain leased office spaces in the UK, China, Australia, Thailand, UAE, and a shared office in Indonesia. Our NTA office is located in Austin, Texas. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

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

Fiscal Year 2026	High	Low
First Quarter	$5.22	$3.16
Second Quarter	$4.99	$2.80
Third Quarter	$3.89	$2.90
Fourth Quarter	$4.77	$3.36

Fiscal Year 2025	High	Low
First Quarter	$3.10	$2.54
Second Quarter	$3.34	$2.48
Third Quarter	$2.78	$2.31
Fourth Quarter	$3.18	$2.14

RECORD HOLDERS - As of September 21, 2026, the number of holders of record of the Company’s common stock was 120.

DIVIDENDS - The Company has not paid dividends on its Common Stock in the past two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The table shows information related to our equity compensation plans as of June 30, 2026:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by Security holders	50,000	$2.94	789,358	(1)
Equity Compensation Plans not approved by Security holders	None	None	None
Total	50,000	$2.94	789,358

(1)	Represents 789,358 available for issuance under the 2025 Equity Incentive Plan.

(b) RECENT SALES OF UNREGISTERED SECURITIES

None.

(c) ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 6 – [Reserved]

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our financial position and results of operations for the year ended June 30, 2026. It should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

Listed below are a few of NetSol’s highlights for the Year ended June 30, 2026:

●	We entered into a four-year contract extension valued at approximately $50 million with a long-standing customer and strategic partner. The extension reinforces recurring revenue through ongoing maintenance and licensing fees and expands the customer’s continued use of the Transcend™ Finance platform across multiple countries.

●	We executed an agreement with the captive finance arm of a leading Japanese commercial vehicle manufacturer in Thailand to migrate its contract management system from the legacy R1 platform to the next-generation Transcend Finance platform. The agreement carries a total contract value exceeding $12 million and underscores the client’s commitment to modernizing its core finance technology while strengthening our long-standing partnership.

●	We generated approximately $6.6 million in revenue through major system enhancements and platform modifications for multiple clients across diverse global regions.

●	We entered into a strategic agreement with an existing client to not only have the annual maintenance fee revised upwards but also to upgrade our legacy R1 platform, a project expected to generate approximately $1.5 million in revenue.

●	We were selected by a Fortune 500 automotive and powersports dealership group in North America to lead a discovery engagement with them focused on defining the roadmap for their next-gen omnichannel digital retail platform to be powered by our Transcend Retail system.

●	We launched an AI-powered credit decisioning engine within the Transcend™ Finance platform. The solution automates manual credit workflows, accelerates decision-making, and enhances underwriting accuracy through improved data aggregation, document processing, and financial analysis.

●	We signed a contract valued at approximately $1.75 million with a provincial government entity in Pakistan, funded by the World Bank, to support the digitization of government workflows. The project focuses on process automation and cross-departmental system integration to improve operational efficiency and public service delivery.

●	We successfully completed several significant customer go-lives across key international markets, including deployments of our Transcend™ Finance and Transcend™ Wholesale platforms for captive and multi-asset finance companies in China, Thailand and the United Kingdom. These implementations support a range of retail and wholesale finance operations, including credit workflows, loan origination and servicing, inventory management, dealer credit processes and digital dealer self-service.

●	A leading German automotive manufacturer in North America successfully completed a dealer portal pilot, enabling enhanced dealer self-service, real-time financing workflows, and improved digital engagement. The pilot represents a milestone toward broader rollout.

●	Our subsidiary, NetSol Institute of Artificial Intelligence, entered into a strategic partnership with Pakistan’s national vocational and technical training authority to train approximately 1,600 individuals in artificial intelligence, data science, and cybersecurity. The initiative is expected to generate over $1 million in revenue.

●	We entered into a multi-million-dollar extension agreement with an existing customer to provide continued support for our legacy product platform.

●	We entered into a strategic partnership with a Stockholm-based fintech advisory and IT services firm to accelerate our expansion across the Nordics. By combining our Transcend Finance platform and decades of asset finance expertise with the partner’s deep local market knowledge and transformation consulting capabilities, the partnership will help banks, finance companies, and specialist lenders modernize their core technology platforms.

●	Three U.S. automotive dealerships successfully went live with the Transcend Retail platform, including a multi-brand dealer group, a digital-first luxury and exotic vehicle dealership, and a recreational vehicle dealer. The deployments enable a connected and transparent digital retail experience spanning the entire customer journey from initial engagement through credit application and deal completion while further expanding Transcend Retail’s footprint across the U.S. automotive retail market.

●	We successfully upgraded one of our long-standing captive finance clients in Thailand, serving the Asia-Pacific automotive sector for more than two decades, to the latest version of its Wholesale Finance System, a core module of the Transcend Finance platform. The implementation transitioned the client to an AI-enabled, API-first architecture featuring a modular and scalable framework that integrates OEMs, dealers, brokers, credit bureaus, and ERP systems into a unified data ecosystem.

Marketing and Business Development Activities

We continue to pursue a series of strategic marketing and business development initiatives to strengthen market presence and support growth across our business lines. These efforts reflect our commitment to building a stronger market presence, expanding our customer base and maintaining a careful focus on profitability. These efforts include: repositioning our brand and messaging; brand strengthening and awareness; raising industry expertise through speaking engagements and participation in awards and recognitions; accelerating digital campaigns focused on content marketing; leveraging analytics and marketing automation tools to improve campaign effectiveness and optimize marketing return on investment; creating comprehensive go-to-market plans for new launches and feature upgrades; customer centric sales enablement; targeting new global and product markets; using AI to enhance productivity; expanding market reach through participation in industry associations; and, adopting practices that strengthen leadership and talent retention.

Industry trends affecting our business

Management believes the following trends and uncertainties may have a material, favorable or unfavorable impact on the Company’s business.

Interest rate environment and credit conditions

Interest rate levels and broader monetary policy conditions continue to influence borrowing costs, credit availability and financing activity across consumer and commercial lending markets, including automotive finance. Sustained elevated rates may temper near-term financing volumes among customers, while creating demand for technology investments that support operational efficiency and risk management. (Board of Governors of the Federal Reserve System, Monetary Policy Report, July 2026.)

Electrification of the automotive industry

The automotive industry continues its transition toward electrified vehicles, supported by regulatory developments and long-term manufacturer strategies. Chinese automotive manufacturers have become significant participants in the electric vehicle segment, with EVs now accounting for nearly 55% of new vehicle sales in China and Chinese EV exports reaching record levels, intensifying competition across the global automotive landscape. The Company’s established presence and customer base in China may support participation in this growth, while shifts in market share among traditional automotive OEMs could affect technology investment patterns across the Company’s broader customer base. (International Energy Agency (IEA), ‘Global EV Outlook 2026’.)

Digital and omnichannel automotive retail

OEMs and dealers continue to adopt digital tools and omnichannel retail approaches, integrating online and physical channels across vehicle research, configuration and transaction processes. Continued investment in digital retail capabilities by automotive OEMs and dealerships may support demand for the Company’s Transcend Retail platform, although adoption pace and implementation timing vary across customers and regions. (McKinsey & Company, ‘Auto retail productivity in the digital era’, January 2025.)

Digital transformation in financial services

Financial institutions and captive finance companies continue to invest in digital transformation initiatives, including cloud adoption, data infrastructure modernization and automation of operational processes. Continued investment in these areas may support demand for the Company’s Transcend Finance platform. The pace and scale of customer transformation initiatives vary based on internal priorities, budget cycles and the complexity of replacing or integrating with existing core systems. (PwC, ‘What will be left of financial services tomorrow?’, PwC FS Survey, July 2025.)

Global regulatory and compliance environment

Financial institutions continue to operate within an evolving global regulatory environment, including banking supervision and capital adequacy frameworks, which may influence compliance requirements and operational processes. The Company’s platform supports risk management, audit and compliance reporting workflows that may help customers address evolving requirements. At the same time, regulatory uncertainty and compliance-related investment may extend customer decision-making timelines or shift technology priorities toward maintenance and remediation initiatives. (Bank for International Settlements, ‘Basel Committee on Banking Supervision, Basel III Monitoring Report’, March 2026.)

Geopolitical and trade policy developments

Ongoing geopolitical developments, including the conflict in the Middle East and its impact on global energy markets, alongside evolving trade policy between major economies, may influence cross-border technology deployment, currency dynamics and client investment decisions in markets where the Company operates, including China. The Company’s platform architecture, designed to operate across multiple jurisdictions and regulatory environments, may help mitigate some of this exposure, though continued volatility could affect the pace of customer technology investment decisions in affected regions. (International Monetary Fund, ‘World Economic Outlook Update’, July 2026.)

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition and multiple element arrangements, stock-based compensation, and goodwill.

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

The Company’s contracts which contain multiple performance obligations generally consist of the initial purchase of subscriptions or licenses and a professional services engagement. License purchases generally have multiple performance obligations as customers purchase post-contract support and services in addition to the licenses. The Company’s single performance obligation arrangements are typically post-contract support renewals, subscription renewals and services engagements.

For contracts with multiple performance obligations where the contracted price differs from the standalone selling price (“SSP”) for any distinct good or service, the Company may be required to allocate the contract’s transaction price to each performance obligation using its best estimate for the SSP.

Subscription

Subscription revenue is recognized ratably over the initial subscription period committed by the customer commencing when the product is made available to the customer. The initial subscription period is typically 12 to 60 months. The Company generally invoices its customers in advance in quarterly or annual installments and typical payment terms provide that customers make payment within 30 days of invoice.

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

Professional Services

Revenue from professional services is typically comprised of implementation, development, data migration, training or other consulting services. Consulting services are generally sold on a time-and-materials or fixed fee basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. The Company recognizes revenue for time-and-materials arrangements as the services are performed. For fixed-fee implementation and customization services that are satisfied over time, revenue is recognized using an input method based on person-days incurred relative to total estimated person-days required to complete the services. Management applies judgment when estimating project status and the costs necessary to complete the services projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Services are generally invoiced upon milestones in the contract or upon consumption of the hourly resources and payments are typically due 30 days after invoice.

BPO and Internet Services

Revenue from BPO services is recognized based on the stage of completion which is measured by reference to labor hours incurred to date as a percentage of total estimated labor hours for each contract. Internet services are invoiced either monthly, quarterly or half yearly in advance to the customers and revenue is recognized ratably over time on a monthly basis.

Significant Judgments

Due to the complexity of certain contracts, the revenue recognition treatment under Topic 606 for the Company’s arrangements may depend on contract-specific terms and may vary in some instances.

Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely licenses or sells products on a standalone basis, so the Company is required to estimate the range of SSPs for each performance obligation. In instances where SSP is not directly observable because the Company does not sell the license, product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. In making these judgments, the Company analyzes various factors, including its pricing methodology and consistency, size of the arrangement, length of term, customer demographics and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers.

The most significant judgments and estimates involved in the Company’s revenue recognition policies are: (1) determining standalone selling prices of the Company’s software licenses, and (2) measuring progress toward satisfaction of performance obligations for implementation, customization, and other services.

The standalone selling price of the licenses is measured primarily through an analysis of pricing that management evaluates when quoting prices to customers. Although the Company has no history of selling its software separately from post-contract support and other services, the Company does have historical experience with amending contracts with customers to provide additional modules of its software or providing those modules at an optional price. This information guides the Company in assessing the standalone selling price of the Company’s software, since the Company can observe instances where a customer had a particular component of the Company’s software that was essentially priced separately from other goods and services that the Company delivered to that customer.

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

If a group of agreements is entered into at or near the same time and so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be combined as one arrangement for revenue recognition purposes. The Company exercises significant judgment to evaluate the relevant facts and circumstances in determining whether agreements should be accounted for separately or as a single arrangement. The Company’s judgments about whether a group of contracts comprises a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.

If a contract includes variable consideration, the Company exercises judgment in estimating the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods or services to a customer. When estimating variable consideration, the Company considers all relevant facts and circumstances. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables, contract assets, or contract liabilities on the Company’s Consolidated Balance Sheets. The Company records contract assets when the Company has transferred goods or services but does not yet have the right to consideration. The Company records contract liabilities when the Company has received or has the right to receive consideration but has not yet transferred goods or services to the customer.

Contract Liabilities

The Company typically invoices its customers for subscription and support fees in advance on a quarterly or annual basis, with payment due at the start of the subscription or support term. Unpaid invoice amounts for non-cancellable licenses and services starting in future periods are included in accounts receivable and contract liabilities.

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

RESULTS OF OPERATIONS

THE YEAR ENDED JUNE 30, 2026 COMPARED TO THE YEAR ENDED JUNE 30, 2025

The following table sets forth the items in our consolidated statement of operations for the years ended June 30, 2026 and 2025 as a percentage of revenues.

	For the Years
	Ended June 30,
	2026	%	2025	%
Net Revenues:
License fees	$4,954,378	6.7%	$598,633	0.9%
Subscription and support	35,799,842	48.1%	32,934,648	49.8%
Services	33,617,160	45.2%	32,554,948	49.3%
Total net revenues	74,371,380	100.0%	66,088,229	100.0%

Cost of revenues	35,224,037	47.4%	33,513,697	50.7%
Gross profit	39,147,343	52.6%	32,574,532	49.3%
Operating expenses:
Selling, general and administrative	31,418,598	42.2%	27,796,936	42.1%
Research and development cost	782,080	1.1%	1,275,878	1.9%
Total operating expenses	32,200,678	43.3%	29,072,814	44.0%

Income from operations	6,946,665	9.3%	3,501,718	5.3%
Other income and (expenses)
Interest expense	(605,619)	-0.8%	(871,355)	-1.3%
Interest income	1,071,472	1.4%	1,871,040	2.8%
Gain (loss) on foreign currency exchange transactions	(389,814)	-0.5%	1,301,613	2.0%
Other income	203,175	0.3%	244,241	0.4%
Total other income (expenses)	279,214	0.4%	2,545,539	3.9%

Net income before income taxes	7,225,879	9.7%	6,047,257	9.2%
Income tax provision	(1,630,376)	-2.2%	(1,476,338)	-2.2%
Net income	5,595,503	7.5%	4,570,919	6.9%
Non-controlling interest	(2,645,150)	-3.6%	(1,647,686)	-2.5%
Net income attributable to NetSol	$2,950,353	4.0%	$2,923,233	4.4%

Net income per share:
Net income per common share
Basic	$0.25		$0.25
Diluted	$0.25		$0.25

Weighted average number of shares outstanding
Basic	11,814,041		11,576,287
Diluted	11,827,950		11,576,287

A significant portion of our business is conducted in currencies other than the U.S. dollar. We operate in several geographical regions as described in Note 18 “Segment Information and Geographic Areas” within the Notes to the Consolidated Financial Statements. Weakening of the value of the U.S. dollar compared to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our expenses denominated in currencies other than the U.S. dollar. Similarly, strengthening of the U.S. dollar compared to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our expenses denominated in currencies other than the U.S. dollar. We plan our business accordingly by deploying additional resources to areas of expansion, while continuing to monitor our overall expenditures given the economic uncertainties of our target markets. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the changes in results from one period to another period using constant currency. In order to calculate our constant currency results, we apply the current period results to the prior period foreign currency exchange rates. In the table below, we present the change based on actual results in reported currency and in constant currency.

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Years				Change in	Change due	(Unfavorable)
	Ended June 30,				Constant	to Currency	Change as
	2026	%	2025	%	Currency	Fluctuation	Reported

Net Revenues:	$74,371,380	100.0%	$66,088,229	100.0%	$7,264,076	$1,019,075	$8,283,151

Cost of revenues:	35,224,037	47.4%	33,513,697	50.7%	(1,617,580)	(92,760)	(1,710,340)

Gross profit	39,147,343	52.6%	32,574,532	49.3%	5,646,496	926,315	6,572,811

Operating expenses:	32,200,678	43.3%	29,072,814	44.0%	(2,792,086)	(335,778)	(3,127,864)

Income (loss) from operations	$6,946,665	9.3%	$3,501,718	5.3%	$2,854,410	$590,537	$3,444,947

Net revenues for the years ended June 30, 2026 and 2025 by segment are as follows:

	2026		2025
	Revenue	%	Revenue	%

North America	$9,055,391	12.2%	$12,003,827	18.2%
Europe	14,044,445	18.9%	14,644,000	22.2%
Asia-Pacific	51,271,544	68.9%	39,440,402	59.7%
Total	$74,371,380	100.0%	$66,088,229	100.0%

Revenues

License Fees

License fees for the year ended June 30, 2026 were $4,954,378 compared to $598,633 for the year ended June 30, 2025 reflecting an increase of $4,355,745 with a change in constant currency of $4,345,711. In the fiscal year ended June 30, 2026, we recognized approximately $4,656,000 of software license revenue associated with the renewal and amendment of an existing customer agreement for our TranscendTM software platform. The license revenue relates to additional license consideration associated with expanded portfolio usage under the customer arrangement. Revenue associated with maintenance and support services under the arrangement will continue to be recognized over the contractual service period. In the fiscal year ended June 30, 2025, we recognized approximately $487,000 from a new customer in Indonesia.

Subscription and Support

Subscription and support fees for the year ended June 30, 2026, were $35,799,842 compared to $32,934,648 for the year ended June 30, 2025 reflecting an increase of $2,865,194 with an increase in constant currency of $2,318,648. Subscription and support fees are recurring in nature, and we anticipate these fees to gradually increase as we increase our SaaS customer base and implement Transcend®.

Services

Services income for the year ended June 30, 2026, was $33,617,160 compared to $32,554,948 for the year ended June 30, 2025, reflecting an increase of $1,062,212 with an increase in constant currency of $599,717. The increase is mainly due to implementation services in APAC and Europe.

Gross Profit

The gross profit was $39,147,343 for the year ended June 30, 2026, compared with $32,574,532 for the year ended June 30, 2025. This is an increase of $6,572,811 with an increase in constant currency of $5,646,496. The gross profit percentage for the year ended June 30, 2026, increased to 52.6% from 49.3% for the year ended June 30, 2025. The cost of sales was $35,224,037 for the year ended June 30, 2026, compared to $33,513,697 for the year ended June 30, 2025, for an increase of $1,710,340 and on a constant currency basis an increase of $1,617,580. As a percentage of sales, cost of sales decreased from 50.7% for the year ended June 30, 2025, to 47.4% for the year ended June 30, 2026.

Salaries and consultant fees decreased by $100,129 from $25,797,465 for the year ended June 30, 2025, to $25,697,336 for the year ended June 30, 2026, and on a constant currency basis decreased by $227,030. The decrease is due to capitalization of software development costs off set by annual increases in salary. As a percentage of sales, salaries and consultant expense decreased from 39.0% for the year ended June 30, 2025, to 34.6% for the year ended June 30, 2026.

Travel increased by $746,181 from $2,063,511 for the year ended June 30, 2025, to $2,809,692 for the year ended June 30, 2026, and on a constant currency basis increased by $731,534. The increase in travel expense is due to the increase in travel for the current implementations. As a percentage of sales, travel expense increased from 3.1% for year ended June 30, 2025, to 3.8% for the year ended June 30, 2026.

Depreciation and amortization expense decreased to $783,692 compared to $952,331 for the year ended June 30, 2025, or a decrease of $168,639 and on a constant currency basis a decrease of $165,806.

Other costs increased to $5,933,317 for the year ended June 30, 2026, compared to $4,700,390 for the year ended June 30, 2025, or an increase of $1,232,927 and on a constant currency basis an increase of $1,278,882. The increase is mainly due to increase in third party hardware costs of approximately $1,015,865.

Operating Expenses

Operating expenses were $32,200,678 for the year ended June 30, 2026, compared to $29,072,814, for the year ended June 30, 2025, for an increase of $3,127,864 and on a constant currency basis an increase of $2,792,086. As a percentage of sales, it decreased from 44.0% to 43.3%. The increase in operating expenses was primarily due to increases in selling expenses, general and administrative expenses offset by a decrease in research and development costs.

Selling and marketing expenses increased by $1,692,136 and on a constant currency basis increased by $1,518,546. The increase is mainly due to increases in salaries of approximately $956,109, travel of approximately $307,028 and other selling expenses of approximately $428,999.

General and administrative expenses were $19,431,136 for the year ended June 30, 2026, compared to $17,501,610 at June 30, 2025, or an increase of $1,929,526, and on a constant currency basis an increase of $1,761,860. During the year ended June 30, 2026, salaries increased by approximately $2,058,745 or increased by approximately $1,955,668 on a constant currency basis, due to increases in salaries including bonuses, medical costs and subsidiary options granted to staff in NetSol PK. The provision for doubtful accounts decreased by approximately $165,930 and on a constant currency basis decreased by approximately $177,581. Other general and administrative costs increased by approximately $36,711 and on a constant currency basis a decrease of approximately $16,227.

Research and development costs decreased by approximately $493,798 and on a constant currency basis a decrease of approximately $488,320.

Income from Operations

Income from operations was $6,946,665 for the year ended June 30, 2026, compared to $3,501,718 for the year ended June 30, 2025. This represents an increase of $3,444,947 with an increase of $2,854,410 on a constant currency basis for the year ended June 30, 2026, compared with the year ended June 30, 2025. As a percentage of sales, income from operations was 9.3% for the year ended June 30, 2026, compared to 5.3% for the year ended June 30, 2025.

Other Income and Expense

Other income was $279,214 for the year ended June 30, 2026, compared to $2,545,539 for the year ended June 30, 2025. This represents a decrease of $2,266,325 with a decrease of $2,182,442 on a constant currency basis. The decrease is primarily due to lower interest income, driven by a reduction in interest rates from approximately 10.0%-19.5% for the year ended June 30, 2025, to approximately 8.9% to 10.8% for the year ended June 30, 2026. The decrease is also due to foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. Dollar and the Euro. During the year ended June 30, 2026, we recognized a loss of $389,814 in foreign currency exchange transactions compared to a gain of $1,301,613 for the year ended June 30, 2025. During the year ended June 30, 2026, the value of the U.S. dollar and the Euro decreased 2.1% and 4.9%, respectively, compared to the PKR. During the year ended June 30, 2025, the value of the U.S. dollar and the Euro increased 2.1% and 11.9%, respectively, compared to the PKR.

Non-controlling Interest

For the year ended June 30, 2026, and 2025, the net income attributable to non-controlling interest was $2,645,150 and $1,647,686, respectively. The increase in non-controlling interest is primarily due to the increase in net income of NetSol PK and NAMECET.

Net Income (Loss) Attributable to NetSol

Net income was $2,950,353 for the year ended June 30, 2026, compared to $2,923,233 for the year ended June 30, 2025. This is an increase in income of $27,120 with a decrease of $489,366 on a constant currency basis, compared to the prior year. For the year ended June 30, 2026, net income per share was $0.25 for basic and diluted shares. For the year ended June 30, 2025, net income per share was $0.25 for basic and diluted shares.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of adjusted EBITDA meet the definition of a non-GAAP financial measure.

We define the non-GAAP measures as follows:

●	EBITDA is GAAP net income before net interest expense, income tax expense, depreciation and amortization.

●	Non-GAAP adjusted EBITDA is EBITDA plus stock-based compensation expense and adjusted for foreign currency gains and losses.

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

Stock-based compensation expense: We have excluded the effect of stock-based compensation expense from the non-GAAP adjusted EBITDA. Although stock-based compensation expense is calculated in accordance with current GAAP and constitutes an ongoing and recurring expense, such expense is excluded from non-GAAP results because it is not an expense that generally requires cash settlement by NetSol, and therefore is not included in certain measures by management to evaluate operating performance. We also believe the exclusion of stock-based compensation expense provides a more useful comparison of our operating results to the operating results of our peers.

Foreign currency exchange gains and losses: We have excluded the effect of foreign currency exchange gains and losses from non-GAAP adjusted EBITDA. As a multinational company, we are exposed to fluctuations in foreign currency exchange rates, which may result in significant gains or losses from period to period. Although foreign currency exchange gains and losses are reflected in our results in accordance with GAAP and may recur in future periods, we exclude these amounts from our non-GAAP measures because they are affected by changes in foreign currency exchange rates and are not considered by management to be indicative of the underlying operating performance of our business. We believe excluding foreign currency exchange gains and losses provides investors with additional information regarding our operating performance and facilitates period-to-period comparisons of our results.

Non-controlling interest: We add back the non-controlling interest in calculating gross adjusted EBITDA and then subtract out the income taxes, depreciation and amortization and net interest expense attributable to the non-controlling interest to arrive at adjusted EBITDA attributable to NetSol.

Our reconciliation of the non-GAAP financial measures of adjusted EBITDA to the most comparable GAAP measures for the years ended June 30, 2026, and 2025 is as follows:

	For the Years
	Ended June 30,
	2026	2025

Net Income (loss) attributable to NetSol	$2,950,353	$2,923,233
Non-controlling interest	2,645,150	1,647,686
Income taxes	1,630,376	1,476,338
Depreciation and amortization	1,238,421	1,463,783
Interest expense	605,619	871,355
Interest (income)	(1,071,472)	(1,871,040)
EBITDA	$7,998,447	$6,511,355
Add back:
Currency exchange (gain) loss	389,814	(1,301,613)
Non-cash stock-based compensation	758,895	208,116
Adjusted EBITDA	$9,147,156	$5,417,858
Less non-controlling interest (a)	(3,139,679)	(1,687,270)
Adjusted EBITDA attributable to NetSol	$6,007,477	$3,730,588

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$2,645,150	$1,647,686
Income Taxes	301,619	321,973
Depreciation and amortization	285,075	358,180
Interest expense	174,805	251,658
Interest (income)	(322,555)	(567,285)
EBITDA	$3,084,094	$2,012,212
Add back:
Currency exchange (gain) loss	55,585	(330,004)
Non-cash stock-based compensation	-	5,062
Adjusted EBITDA of non-controlling interest	$3,139,679	$1,687,270

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $27,123,955 at June 30, 2026, compared to $17,357,944 at June 30, 2025.

Net cash provided by operating activities was $13,884,176 for the year ended June 30, 2026, compared to $447,267 for the year ended June 30, 2025. The increase in operating cash flows was primarily attributable to changes in working capital and net income. During fiscal year 2026, contract liabilities increased by $6.5 million compared to a decrease of $6.3 million in fiscal year 2025, resulting in a significant year-over-year improvement in operating cash flows. The increase in contract liabilities during fiscal 2026 primarily reflects cash collections in advance of the recognition of the related revenue. Operating cash flows also benefited from a $0.6 million decrease in contract assets during fiscal year 2026 compared to a $5.2 million increase in fiscal year 2025. These favorable changes were partially offset by a $2.8 million increase in accounts receivable during fiscal year 2026 compared to a $5.5 million decrease in fiscal year 2025.

At June 30, 2026, we had current assets of $56,861,176 and current liabilities of $27,629,756. We had accounts receivable of $10,286,342 at June 30, 2026, compared to $7,527,572 at June 30, 2025. We had contract assets of $18,707,582 at June 30, 2026, compared to $19,134,385 at June 30, 2025, of which $2,467,018 and $903,766 are shown as long-term as of June 30, 2026, and 2025, respectively. The long-term portion was discounted by $373,219 and $208,037 at June 30, 2026, and 2025, respectively, using the discounted cash flow method with interest rates ranging from 4.5% to 6.6%, for the year ended June 30, 2026, and interest rates ranging from 4.2% to 17.5% for the year ended June 30, 2025, respectively.

During the year ended June 30, 2026, our contract assets were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and contract assets increased by $2,331,967 from $26,661,957 at June 30, 2025, to $28,993,924 at June 30, 2026. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $8,708,029 and $8,187,170, respectively, at June 30, 2026. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $8,010,844 and $8,240,061, respectively, at June 30, 2025. The average days sales outstanding for the years ended June 30, 2026, and 2025 were 137 and 147 days, respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and contract assets.

Net cash used by investing activities amounted to $4,581,969 for the year ended June 30, 2026, compared to $1,274,865 for the year ended June 30, 2025. We had net purchases of property and equipment of $1,920,120 compared to $1,265,987 for the comparable period last fiscal year. We invested $2,686,392 in capitalization of software development cost for the year ended June 30, 2026 compared to $nil in prior period.

Net cash provided by financing activities was $269,080 compared to $822,881, for the years ended June 30, 2026, and 2025, respectively. During the year ended June 30, 2026, we received bank proceeds of $1,044,523 compared to $2,920,149 during the year ended June 30, 2025. During the year ended June 30, 2026, we had net payments for bank loans and capital leases of $1,188,684 compared to $773,535 for the year ended June 30, 2025. During the year ended June 30, 2025, Company employees exercised 220,000 options of common stock for $473,000. Employees of our subsidiary, NetSol PK, exercised 1,543,987 options of common stock for $425,661, of which $413,241 was received during the year ended June 30, 2026 and $12,420 was received during the fiscal year ended June 30, 2025. NetSol PK, a subsidiary of the Company, paid a dividend of $306,799 to the non-controlling shareholders, and NetSol PK purchased 2,690,251 shares of its common stock from the open market for $1,503,662. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short- and long-term funding requirements. These loans will become due at different maturity dates as described in Note 13 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default that may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options. As of June 30, 2026, we had approximately $27.1 million of cash, cash equivalents and marketable securities of which approximately $26.5 million is held by our foreign subsidiaries. As of June 30, 2025, we had approximately $17.4 million of cash, cash equivalents and marketable securities of which approximately $16.4 million was held by our foreign subsidiaries.

We remain open to strategic relationships that would provide value-added benefits. The focus will remain on continuously improving cash reserves internally.

As a growing company, we have ongoing capital expenditure requirements to support our short-term and long-term business plans. Over the next 12 months, we expect to incur approximately $2.0 to $2.5 million in capital expenditures across our APAC, U.S. and European operations.

Financial Covenants

The following tables present financial covenants associated with our borrowings.

Subsidiary	Bank / Facility	Facility Amount	Key Financial Covenants / Conditions

NTE (UK)	Overdraft facility	£300,000 ($394,737)	Eligible trade receivables (≤90 days old, net of provisions, excluding intercompany) must be at least 200% of the facility balance
NetSol PK	Askari Bank – Export refinance	PKR 600 million ($2,157,963)	Long-term debt-to-equity ratio of 60:40; Current ratio of at least 1:1
NetSol PK	Askari Bank – Running finance	PKR 4.1 million ($14,570)
NetSol PK	Habib Metro – Export refinance	PKR 1.3 billion ($4,675,586)
NetSol PK	Bank Al-Habib – Export refinance	PKR 400 million ($1,438,642)
NetSol PK	Samba Bank – Export refinance	PKR 380 million ($1,366,710)	Current ratio ≥ 1:1; Interest coverage ≥ 4x; Leverage ratio ≤ 2x; Debt service coverage ≥ 4x

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

Contractual Obligations

Our contractual obligations are as follows:

	Payment due by period
Contractual Obligation	Total	0 - 1 year	1-3 Years	3-5 Years	More than 5 years
Debt Obligations
D&O Insurance	$121,043	$121,043	$-	$-	$-
Loan Payable Bank - Export Refinance	1,798,302	1,798,302	-	-	-
Loan Payable Bank - Export Refinance IV	1,366,710	1,366,710	-	-	-
Loan Payable Bank - Export Refinance V	4,675,586	4,675,586	-	-	-
Sale and Leaseback Financing	354,169	146,062	208,107	-	-
Subsidiary Finance Leases	84,342	79,467	4,875	-	-

Operating Lease Obligations	875,823	447,332	428,491	-	-
Total	$9,275,975	$8,634,502	$641,473	$-	$-

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NetSol’s financial statements for the fiscal years ended June 30, 2026, and June 30, 2025, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of NetSol’s financial statements for the fiscal year ended June 30, 2026, and 2025, there were no disagreements, disputes, or differences of opinion with Fortune CPA. (“Fortune”) on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Fortune would have caused Fortune to make reference to the matter in their report.

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

Under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2026. This assessment was based on the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of June 30, 2026, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2026, that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s directors and executive officers and persons owning more than 10% of the outstanding Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on copies of such forms furnished as provided above, or written representations that no such forms were required, the Company believes that during the fiscal year ended June 30, 2026, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10% of its Common Stock were complied with.

CHANGE IN MANAGEMENT AND BOARD OF DIRECTORS

Board of Directors

At the fiscal year 2025 Annual Meeting of Shareholders held in June 2026, seven directors were elected to serve until the next annual meeting of shareholders and until their respective successors are duly elected and qualified, in accordance with the Company’s bylaws.

The Company’s Board of Directors currently consists of Najeeb U. Ghauri (Chairman of the Board), Asad Ghauri and Naeem Ghauri, who are management directors, and Richard Howard, Aamir Ibrahim, Kausar Kazmi, and Ian Smith who are independent directors. Najeeb Ghauri, Kausar Kazmi and Ian Smith were re-elected to the Board, while Asad Ghauri, Naeem Ghauri, Richard Howard, and Aamir Ibrahim were newly elected to the Board. Mark Caton and Malea Farsai did not stand for re-election at the fiscal year 2025 Annual Meeting of Shareholders.

Committees

The following table sets forth the membership of each committee of the Board prior to the fiscal year 2025 Annual Meeting of the Shareholders held in June 2026.

Nominating
and Corporate
	Audit	Compensation	Governance
Director	Committee	Committee	Committee
Najeeb Ghauri
Malea Farsai
Mark Caton (I)	X	X (C)	X
Kausar Kazmi (I)	X (C)	X	X
Ian Smith (I)	X	X	X (C)

Following the fiscal year 2025 Annual Meeting of Shareholders, the Board reconstituted its committees and established a Cybersecurity Committee. The following table sets forth the current membership of each committee:

Nominating
			and Corporate	Cyber
	Audit	Compensation	Governance	Security
Director	Committee	Committee	Committee	Committee
Najeeb Ghauri
Asad Ghauri
Naeem Ghauri
Richard Howard (I)	X	X (C)	X
Aamir Ibrahim (I)	X	X	X	X (C)
Kausar Kazmi (I)	X (C)	X	X
Ian Smith (I)	X	X	X (C)

(I)	Denotes an Independent Director.
(C)	Denotes the Chairperson of the Committee.

During the fiscal year 2026, the Audit Committee met four times, the Compensation Committee met once, and the Nominating and Corporate Governance Committee met once.

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

The directors and executive officers of the Company are as follows:

Name	Year First Elected as an Officer or Director	Age	Position Held with the Registrant	Family Relationship
Najeeb Ghauri	1997	72	Chief Executive Officer, Chairman and Director	Brother of Naeem Ghauri; Uncle to Asad Ghauri
Naeem Ghauri	1999	69	President	Brother of Najeeb Ghauri; Uncle to Asad Ghauri
Asad Ghauri	2026	49	Director; President of APAC	Nephew of Najeeb Ghauri and Naeem Ghauri
Sardar Abubakr	2026	44	Chief Financial Officer	None
Roger Almond	2013	61	Chief Financial Officer (2013-2026); Chief Accounting Officer (2026-Current)	None
Patti L. W. McGlasson	2004	61	Sr. V.P., Legal and Corporate Affairs; Secretary, General Counsel	None
*Mark Caton	2002	77	Director	None
*Malea Farsai	2018	57	Director; Corporate Counsel	None
Richard Howard	2026	61	Director	None
Aamir Ibrahim	2026	58	Director	None
Syed Kausar Kazmi	2019	73	Director	None
Ian Smith	2025	55	Director	None

*Mr. Caton and Ms. Farsai’s terms as board members ended on June 30, 2026.

Business Experience of Officers and Directors:

NAJEEB U. GHAURI is the Chief Executive Officer and Chairman of NetSol. He has been the Co-founder and director of the Company since 1997, Chairman since 2003, and Chief Executive Officer from January 1998 to September 2002 and from October 2006 to the present. Mr. Ghauri was responsible for NetSol’s listing on Nasdaq in 1999 and NetSol Pakistan’s subsidiary listing on the Karachi Stock Exchange in 2005. Mr. Ghauri served as the Company’s Chief Executive Officer from 1999 to 2001 and as the Chief Financial Officer from 2001 to 2005. As CEO, Mr. Ghauri is responsible for managing the day-to-day operations of the Company, as well as the Company’s overall growth and expansion plan. In 2017, Mr. Najeeb Ghauri, as the CEO, implemented a Company-wide initiative to cut costs, which saved the Company in excess of $7,000,000. Mr. Ghauri was also instrumental in the substantial increase in revenue for fiscal year-end 2015. In addition, Mr. Ghauri traveled overseas multiple times to execute the largest contract for the Company, worth over $100 million, in December 2015. Under his watch, NetSol has become a leading player in China with innovation and a cutting-edge technology. In September 2020, Mr. Ghauri was presented with the highest civilian award in Pakistan, “Sitar i Imtiaz”, a medal of pride, in recognition of his work in IT and charitable causes in Pakistan. This medal was conferred by the President of Pakistan at the President House in Islamabad, Pakistan. Prior to joining the Company, Mr. Ghauri was part of the marketing team of Atlantic Richfield Company (ARCO) (now acquired by BP), a Fortune 500 company, from 1987-1997. Prior to ARCO, he spent nearly five years with Unilever as brand and sales manager. Mr. Ghauri attended Eastern Illinois University from 1977-78 for a Bachelor of Science degree in Management/Economics. He earned an M.B.A. in Marketing Management from Peter F. Drucker School of Management, Claremont, California in 1981. Mr. Ghauri was elected Vice Chairman of the US-Pakistan Business Council in 2006, a Washington, D.C. based council of the US Chamber of Commerce. He is also very active in several philanthropic activities in emerging markets and is a founding director of Pakistan Human Development Fund, a non-profit organization, a partnership with UNDP to promote literacy, health services and poverty alleviation in Pakistan. Mr. Ghauri has been invited to participate in Nasdaq opening and/or closing bell ceremonies in 2006, 2008, 2009, 2015, 2020 and 2025.

Skills and Qualifications: Mr. Ghauri has extensive executive, operational and strategic leadership experience in a global setting and substantial experience in establishing management performance objectives and goals. Mr. Ghauri not only serves the Board with his experience as a Chief Executive Officer, but also his skills and insight into global operational logistics, which he developed over the course of his 27-year career in the technology industry.

NAEEM GHAURI joined the Board of Directors in July 2026 and also served as a Director of the Company from 1999 through 2020, rejoining the Board for the July 1, 2026 through June 30, 2027 term. Mr. Naeem Ghauri was the Company’s Chief Executive Officer from August 2001 to October 2006. Mr. Ghauri is also a co-founder of the Company. Currently, Mr. Ghauri serves in multiple leadership positions globally. He is the President and Director of Global Sales of NetSol, director of NetSol (UK) Ltd., a wholly owned subsidiary of the Company located in London, and Chairman of NetSol Technologies Limited in Pakistan. While instrumental in numerous transactions, his most significant contribution to the revenue of the Company was his role in overseeing and leading the closing of the largest contract to date for the Company worth $100 million signed in December 2015. More recently, Mr. Ghauri headed the sales team that signed a contract valued in excess of $35 million. Mr. Ghauri spearheaded the Innovation practice of the Company while he was located in Thailand with an eye towards working with rideshare platforms as sustainable business models for the Company as the CEO of OTOZ®, Inc., now a part of NetSol Technologies Americas, Inc. He is currently based out of NetSol’s Pakistan office. Prior to joining the Company, Mr. Ghauri was Program Director for Mercedes-Benz Finance Ltd. from 1994-1999. Mr. Ghauri supervised over 200 project managers, developers, analysts and users in nine European countries. Mr. Ghauri earned his degree in computer science from Brighton University in England.

Skills and Qualifications: Mr. Naeem Ghauri has served in many leadership capacities within the Company throughout the past 23 years. Through his various senior leadership positions and extensive executive experience, Mr. Ghauri brings to NetSol his unique insight related to technology, innovation, marketing, and growth, including digital and mobility strategy.

ASAD GHAURI joined the Board of Directors in July 2026 and currently serves as President of NetSol Technologies for the Asia Pacific Region (APAC), a role he has held since May 2009. He also serves as Group Managing Director for NetSol Technologies Europe (June 2017–present), overseeing strategic growth, regional leadership, and global client engagement across multiple markets. Mr. Ghauri previously served on the board from July 2014 to June 2016. Asad Ghauri brings more than two decades of international leadership experience, with core strengths in change management, team building, global strategic alliances, key partnership development, tactical market planning, and high-stakes negotiations. His career reflects a consistent focus on scaling operations, strengthening cross-regional collaboration, and driving long-term enterprise value. Mr. Asad Ghauri is based at NetSol Pakistan’s office. He earned his Bachelor of Science in Computer Science from James Madison University in 2000.

Skills and Qualifications: Mr. Asad Ghauri has extensive operational and strategic leadership experience in global markets, especially in the software industry.

SARDAR ABUBAKR was appointed as the Chief Financial Officer of NetSol in January 2026. Mr. Abubakr is a senior global leader with more than twenty years of international experience across finance. He has held multiple C-suite and board-level roles including CFO, Chief Strategy & Transformation Officer (CTO), Chief Digital Officer, COO, CEO, and Board Advisor within large-scale telecom, fintech, digital, and technology organizations. He has experience in digital transformation, strategy, M&A, and operations, spanning Europe and Asia. His work has been internationally recognized with a Global Innovation Award from the ITU (United Nations) for excellence in digital acceleration and ecosystem development.

Prior to joining NetSol, Mr. Abubakr was the Vice President of New Business Ventures & M&A at Jazz (VEON Group). Most recently, he played a central role in the delayering of JazzCash, a leading fintech platform with over 55 million users. He contributed to VEON’s global fintech growth strategy and supported strategic transactions including the planned acquisition of TPL Insurance.

Mr. Abubakr was a speaker at Mobile World Congress (Barcelona) and GITEX (UAE). He is a Fellow of the Association of Chartered Certified Accountants (FCCA, UK).

Skills and Qualifications: Through his senior leadership as Chief Financial Officer, Mr. Abubakr brings expertise in financial management, strategic planning, corporate finance, risk management and public company operations.

ROGER ALMOND is currently the Chief Accounting Officer and served as the Company’s Chief Financial Officer from September 2013-2025. From 2007 to 2013, Mr. Almond held the position of Senior Manager at Pickard & Green Certified Public Accountants, where he and his team were responsible for assisting national and international companies with their financial reporting requirements to the SEC. Roger Almond’s duties also included overseeing multiple entity consolidations, converting financial data to US GAAP, preparing financial statements, footnotes and MD&A. Prior to his position at Pickard &Green, Roger Almond held the position of Assurance Manager at Grant Thornton LLP, in Los Angeles, California from 2003-2006. From November 1999 to August 2003, he was the Chief Financial Officer of Keysor Century Corporation located in Saugus, California. Currently, Mr. Almond, as the CAO, leads the accounting of the Company across the parent and all domestic and international subsidiaries, ensuring consistent accounting policies, reliable consolidations and strong internal controls. He continues to be accountable for all reporting of the Company’s SEC filings and GAAP compliance.

Roger Almond received his BS in Accounting from Brigham Young University in 1991 and he is a Certified Public Accountant licensed in California. He has also completed executive management courses at UCLA in 2001.

Skills and Qualifications: Through his senior leadership as Chief Accounting Officer, Mr. Almond possesses extensive knowledge in several important business areas, including public company accounting, leadership, risk assessment, and international, cross-border accounting. He is the main liaison between the Company’s accounting firm and the audit committee.

PATTI L. W. MCGLASSON joined NetSol as General Counsel in January 2004 and was elected to the position of Secretary in March 2004. She was appointed Senior Vice President, Corporate and Legal Affairs in 2013.

In the role of General Counsel, Ms. McGlasson is responsible for leading NetSol’s legal department company-wide. She is also responsible for the implementation of the Company’s internal corporate governance and policy plans, ethics and business conduct. She oversees all board meetings in her executive position as corporate secretary. Ms. McGlasson served as a member of the Board’s Cybersecurity Committee from 2024 through 2026.

Ms. McGlasson has over 30 years of experience in corporate law, mergers and acquisitions, business and cross-border transactions and securities law. Immediately prior to joining NetSol, Patti practiced at Vogt & Resnick, law corporation. She was admitted to practice in California in 1991.

She received her Bachelor of Arts in Political Science in 1987 from the University of California, San Diego and her Juris Doctor and Masters of Law in Transnational Business from the University of the Pacific, McGeorge School of Law, in 1991 and 1993, respectively. As part of her Masters of Law in Transnational Business, she interned at the law firm of Loeff Claeys Verbeke in Rotterdam, the Netherlands in 1991.

Skills and Qualifications: As General Counsel, Ms. McGlasson offers extensive knowledge in several important strategic areas, including innovative problem-solving related to global risks and opportunities. Her legal expertise also helps NetSol navigate cross-cultural and cross-border opportunities.

IAN SMITH was nominated to the Board of Directors for the first time in June 2025. Mr. Smith brings over 30 years’ experience in the financial services industry. As a highly experienced international CEO, with BMW Group’s largest financial services business/region, he was responsible and accountable for a greater than $50 billion balance sheet and P&L of over $600 million net operating income per year. He held various roles with BMW Group but most significantly as Chief Executive Officer for BMW Group Financial Services-USA and the Americas from January 2017 through December 2021. He is currently an investor in and President of MIP, Inc., a medical textiles business operating in the UK, Germany, Canada and other international markets. Mr. Smith received his BTEC National Diploma, Business & Finance at Wigan College of Technology in 1989. He completed the Professional Management Foundation Program at the Institute of Personnel Management in 1991. He received a postgraduate certificate from Edinburgh Business School, Heriot-Watt University in 2006 and finally a Certificate in Company Direction from the Institute of Directors in 2013. Mr. Smith has board experience and currently serves as an advisory board member of Spring Free EV, a US-based Fintech Company. Mr. Smith is a member of the Audit and Compensation Committees and is chair of the Nominating and Corporate Governance Committee.

Skills and Qualifications: Mr. Smith brings to the Board a seasoned expertise in automotive financial services strategy, a depth of experience in product advancement through digitization and versatile and proven management proficiency.

RICHARD HOWARD was elected to the Board of Directors in June 2026. Mr. Howard served as President and CEO of Daimler Truck Financial Services for North America and Asia from 2021 to 2024, overseeing a ~$16 billion portfolio and ~850 employees. He led a major operating-model and digital transformation that improved customer experience, reduced cost-to-serve, and delivered sustained revenue growth and ROE above 20%. He also expanded the business into new mobility and service models and established strategic partnerships supporting sustainable transportation.

From 2014 to 2021, Mr. Howard served as Senior Vice President for the Freightliner brand at Daimler Truck North America, directing global Sales, Product Strategy, and Marketing for a ~$20 billion business. He sustained market leadership, doubled return on sales through a focused commercial strategy, and led a 900-person global organization.

Mr. Howard has extensive board of directors’ service experience. He has served on the Boards of Directors of Mercedes-Benz and Daimler Financial Services entities across the United Kingdom, China, Hong Kong, Australia, Japan, Korea, India, South Africa, and Taiwan, providing governance oversight across multiple regulated international markets from 2010 to the present. Collectively, his board service demonstrates a strong record of international leadership, disciplined oversight, and the ability to navigate complex regulatory and cultural environments.

Mr. Howard holds an MBA from Aston Business School in England; a BA (Hons) from Birmingham City University, United Kingdom; and has completed executive programs at Harvard Business School, INSEAD, Northwestern University, and The Wharton School. Mr. Howard is the Chair of the Compensation Committee, and a member of the Audit, Nominating and Corporate Governance Committees.

Skills and Qualifications: Mr. Howard brings deep global financial services expertise, multi-jurisdictional board experience, and a strong record in governance, risk oversight, strategic planning, and leading complex organizations across mature and emerging markets.

SYED KAUSAR KAZMI joined the Board of Directors in 2019. Mr. Kazmi has over 40 years of expertise in the banking industry and is currently the Head of Commercial Banking and Business Development at Habib Bank Zurich PLC, located in London, where he has served in this capacity since 2016. Prior to this position, Mr. Kazmi served as the Head of Business Development for UK and Europe at Habib Bank AG Zurich in London from 2012-2016, before which Mr. Kazmi was the CEO of the UK operations of Habib Bank AG Zurich from 2009-2012. In 2018, Mr. Kazmi was awarded by Power 100, Parliamentary Review in association with The British Publishing Company a “Lifetime Achievement Award” for his significant and lasting impact on the banking sector. In addition, Mr. Kazmi has been awarded by the Asian Media Group the ‘GG2 Power List’ celebrating Britain’s 101 most influential Asians from 2016-2018.

Mr. Kazmi received his BSc in Chemical Engineering with Second Class Honors from Habib Institute of Technology in 1974. He sits on the board of many charitable organizations, with a focus on helping raise funds. Mr. Kazmi is the Chair of the Audit Committee and is a member of the Nominating and Corporate Governance and Compensation Committees.

Skills and Qualifications: Mr. Kazmi has strong financial services and management expertise. He directs the operations of a financial services business, expanding its focus on business development.

AAMIR IBRAHIM was elected to the Board of Directors in June 2026. Mr. Ibrahim is an internationally recognized business leader with more than 25 years of experience in telecommunications, technology, and digital financial services across both emerging and developed markets. He has served as President & CEO of Jazz (VEON Pakistan) since 2016, where he has led the company’s transformation into Pakistan’s largest digital operator, delivering significant improvements in revenue, profitability, and market leadership while expanding into fintech and broader digital ecosystems.

Mr. Ibrahim brings substantial board-level expertise in corporate governance, digital transformation, M&A integration, and growth strategy. He has played a key role in shaping national digital and financial inclusion agendas and has held senior leadership positions at VEON and Telenor Group, where he led large-scale operational transformations across Asia. He has served on multiple boards, including Mobilink Microfinance Bank, and has contributed to public-sector and industry bodies focused on innovation, telecom regulation, and digital infrastructure.

Mr. Ibrahim holds an MBA from IMD Switzerland and completed the Executive Management Program at Harvard Business School. He is the Chair of the Cybersecurity Committee and a member of the Audit, Nominating and Corporate Governance, and Compensation Committees.

In recognition of his contributions to Pakistan’s digital and technology landscape, Mr. Ibrahim has been awarded the Hilal-i-Imtiaz, an award given by the Government of Pakistan to recognize individuals who have made an especially meritorious contributions in the fields of literature, arts, sports, medicine and science.

Skills and Qualifications: Mr. Ibrahim is widely regarded for his strategic insight, global perspective, and commitment to governance, innovation, and sustainable growth.

*MARK CATON served on the Board of Directors from 2007-2026. Mr. Caton’s term ended in June 2026. Mr. Caton is currently President of Centela Capital, Inc., a diversified financial services company, a position he has held since 2006. Prior to joining Centela Capital, Mr. Caton was President of NetSol Technologies USA, responsible for US sales, from June 2002 to December 2003. Mr. Caton was previously employed by ePlus from 1994 to 2002 as Senior Vice President-Business Development. He was a member of the UCLA Alumni Association Board of Directors and served on the Board of Directors of NetSol from 2002-2005. Mr. Caton served as the Chair of the Compensation Committee and a member of the Audit, Nominating and Corporate Governance, and Cybersecurity Committees until the end of his term, 2026. Mr. Caton received his BA from UCLA in psychology in 1971.

Skills and Qualifications: Mr. Caton served the Board with his 46 years of experience in sales, marketing and management in the financial leasing and software industries.

*MALEA FARSAI served on the Board of Directors from 2018-2026 and is currently the Company’s Corporate Counsel. Before joining NetSol in March 2000, Ms. Farsai was an associate at the law firm of Horwitz and Beam where she represented both domestic and international private and public clients from technology to apparel in various transactions from 1996-2000. She has also worked on the formation of business startups and IPOs. Ms. Farsai was on the team that took NetSol public and is the one who listed NetSol on Nasdaq in 1999 and has maintained its listing since then to current. After more than two decades with the Company, Ms. Farsai continues to work part-time as Corporate Counsel overseeing the Company’s insurance as well as day-to-day corporate legal needs. She has also obtained many of NetSol’s various trademarks. Ms. Farsai served as Chair of the Board’s Cybersecurity Committee for three years, where she provides oversight into the Company’s insurance strategy and ensures the Board is apprised of the ongoing implementation of enterprise-wide cybersecurity processes and procedures. She has also been on the team leading the centralization of AI platforms globally for NetSol. She has effectively established a 501(c)(3) foundation for NetSol to continue its charitable work globally. Ms. Farsai received her B.A. degree from University of California, Irvine and her J.D. in 1996, and has been a member of the California State Bar since 1996. She serves as the Chair and board member of various charitable organizations in Los Angeles.

Skills and Qualifications: Ms. Farsai has served the Company and its legal department since its inception and has a breadth of knowledge and understanding about NetSol’s business through her role as Corporate Counsel. She also has an understanding of Public Company corporate governance as well as the management and retention of a diverse group of employees. Ms. Farsai continues to lead the insurance procurement for the Company as well as ensuring processes and procedures are implemented in accordance with the Company’s cybersecurity and AI initiatives.

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

Audit Committee

The Company has an Audit Committee consisting of the independent directors of the Company. Following the fiscal year 2025 Annual Meeting of Shareholders held in June 2026 and the subsequent appointment of committee members, the Audit Committee currently consists of Richard Howard, Aamir Ibrahim, Kausar Kazmi and Ian Smith. Mr. Kazmi serves as the Audit Committee Chair.

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

ITEM 11-EXECUTIVE COMPENSATION

Introduction

Our Compensation Committee is responsible for establishing and overseeing compensation programs that comply with NetSol’s executive compensation philosophy. As described in this Compensation Discussion and Analysis (“CD&A”), the Compensation Committee follows a disciplined process for setting executive compensation. This process involves analyzing factors such as company performance, individual performance, strategic goals and competitive market data to arrive at each element of compensation. The Compensation Committee approves compensation decisions for all executive officers. When needed an independent compensation consultant helps the Compensation Committee by providing advice, information, and an objective opinion. This CD&A will focus on the compensation awarded to NetSol’s “named executive officers”—the Chief Executive Officer, Chief Financial Officer, and General Counsel, Corporate Secretary. You can find more complete information about all elements of compensation for the named executive officers in the following discussion and in the Summary Compensation table that appears on page 42.

Fiscal 2026 Executive Compensation Highlights and Governance

This section identifies the most significant decisions and changes made regarding NetSol’s executive compensation in fiscal year 2026.

Shareholder Approval of Compensation

At the last annual general meeting held on June 18, 2026, shareholders expressed support for our executive compensation programs, with 77% of votes cast at the meeting voting to ratify the compensation of our named executive officers. Although the advisory shareholder vote on executive compensation is non-binding, the Compensation Committee has considered, and will continue to consider, the outcome of the vote and the sentiments of our shareholders when making future compensation decisions for the named executive officers. Based on the results from our last annual general meeting, the Compensation Committee believes shareholders support the Company’s executive compensation philosophy and the compensation paid to the named executive officers.

Considering the support of this plan at the June 18, 2026, Annual Shareholders Meeting, the Compensation Committee believes the compensation program meaningfully explains the Compensation Committee’s compensation decisions and its determination to tie long term incentives of the Chief Executive Officer to performance criteria. The Compensation Committee continues to reach out to its shareholders regarding their positions on the Company’s compensation program. In connection with the proxy solicitations, the executive compensation was discussed with certain of our top shareholders and their general acceptance of the compensation structure is reflected in the proxy vote results. Accordingly, the Compensation Committee will continue to provide the CEO with a bonus criterion that is based on total revenues and income from operations on a graduated basis. Bonuses would be paid 60% in cash and 40% in stock valued at the share price on June 30th of the fiscal year in which it was earned.

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

General Compensation Overview

For 2026, compensation designed for our executive officers consisted of:

●	Base Salary
●	Cash awards at the discretion of the Compensation Committee
●	Stock purchase options; and
●	Ability to participate generally in all group health and welfare benefit programs and tax-qualified retirement plans on the same basis as applicable to all our employees.

In response to discussions, we have had with certain shareholders and given the percentage voting in favor of our executive compensation, beginning with the 2019 fiscal year, Chief Executive Officer compensation shall consist of:

●	Base Salary
●	Short-term cash awards conditioned upon achieving objective performance targets
●	Long-term equity in the form of time and objective performance targets; and
●	Ability to participate generally in all group health and welfare benefit programs and tax-qualified retirement plans on the same basis as applicable to all our employees.

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

Independent Compensation Consultant

The Compensation Committee retained Compensation Resources, Inc. as its independent compensation consultant in prior years. Compensation Resources, Inc., when consulted, provides chief executive officer and director compensation consulting services to the Compensation Committee, including a competitive market analysis of peers and the base salary, total cash compensation and total direct compensation. Interactions with Compensation Resources was limited to the Compensation Committee Chair and interaction with executives was generally limited to discussions as required to compile information at the Compensation Committee’s direction. During the past two fiscal years, Compensation Resources did not provide services to the Company, as there were no material changes to any executive’s compensation.

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

Digital Turbine, Inc.

Mitek Systems, Inc.

SPS Commerce Inc.

Executive Officer Base Salaries and Compensation Comparisons

Compensation plans are developed by utilizing publicly available compensation data in the information technology and software services industries. We believe that the practices of these groups of companies provide us with appropriate compensation benchmarks, because these groups of companies are in similar businesses and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from these groups of companies, as well as a subset of the data from those companies that have a similar number of employees as the Company. The Compensation Committee determines the appropriate compensation packages in addition to considering the unique global scale of the Company’s business. While considering consultants’ general recommendations about the size and components of compensation, other publicly available compensation information, peer groups and alike, we believe our philosophy to continue based on a pay-for-performance is the best framework for setting executive compensation.

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

2026 Executive Compensation Components

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

Najeeb Ghauri’s base salary for fiscal year 2026 was $840,000 and in addition he received $200,000 in allowances. Najeeb Ghauri’s base salary will remain the same for fiscal year 2027. Naeem Ghauri’s base salary for FY 2026 was $1,080,000 and his base salary will remain the same for fiscal year 2027. Sardar Abubakr’s current base salary is AED 570,000 (approximately $155,000), and he will receive additional allowances of AED 459,000 (Approximately $125,000), and his salary will remain the same for fiscal year 2027. Roger Almond’s base salary for fiscal year 2026 was $281,875, and his salary will remain the same for fiscal year 2027. Patti McGlasson’s salary for fiscal year 2026 was $258,620, and her base salary will remain the same for fiscal year 2027

Annual Bonus

Our compensation program includes eligibility for bonuses as rewarded by the Compensation Committee. All executives are eligible for annual performance-based cash bonuses in accordance with Company policies. The Compensation Committee takes into consideration the executive’s performance during the previous year to determine eligibility for discretionary bonuses. Further, the Compensation Committee will review, if applicable, the performance criteria set forth in an executive’s previous year’s agreement and will determine if the executive has met such criteria to achieve the bonus. The Company’s bonus criteria at the executive management level is typically based on a gross revenue and income from operations targets. Cash bonuses, if any for 2026 are reflected in the summary of compensation table on page 42. For 2026, based on structured key performance indices (KPI)’) by the Compensation Committee, Mr. Ghauri earned a bonus of $519,570. See bonus structure as discussed below on page 40. The Compensation Committee determined that Gross Revenue and Income from Operations structure used in fiscal 2026 continues to be a proper measure for measuring Mr. Ghauri’s performance in that it encourages his participation in revenue-generating activities and continues to incentivize him to monitor and maximize cost efficiency.

Long-Term Equity Incentive Compensation

We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our executives in equity-based awards. Because base salary and equity awards are such basic elements of compensation within our industry, as well as the high technology and software industries in general, and are generally expected by employees, we believe that these components must be included in our compensation mix for us to compete effectively for talented executives. We award time based vested stock from our Equity Incentive Plans for several reasons. First, such awards facilitate retention of our executives. Restricted stock generally vests only if the executive remains employed by the Company. Second, time-based stock awards align executive compensation with the interests of our shareholders and thereby focuses executives on increasing value for the shareholders. Time vested stock generally only provides a superior return if the stock price appreciates, and results in materially less dilution to the shareholders than options while frequently providing equivalent value to the employee at less cost to the Company than options. In determining the number of shares to be granted to executives, we consider the individual’s position, scope of responsibility, ability to affect profits and shareholder value, past and recent performance, and the estimated value of shares at the time of grant. Assuming individual performance at a level satisfactory to the Compensation Committee, the size of total equity compensation is generally targeted at the 50th percentile for the peer group. As indicated above, market data, including compensation percentiles, were among several factors the committee reviewed in determining compensation.

Equity incentives provided to executives are determined by the Fair Market Value of our common stock on the grant date. Each executive’s stock award was based on an analysis of the Compensation Committee of an appropriate overall cash compensation for each individual considering their position and compensation at similarly situated companies. Each executive’s stock award was based on a desired overall compensation cash value less the base salary as approved by the Compensation Committee.

Mr. Najeeb Ghauri is eligible to receive grants of shares based on the performance criteria connected to gross revenues and net income from operations as discussed below. The total compensation, including equity grants, is designed to bring the Chief Executive Officer to the mean market average.

Mr. Ghauri’s bonus for fiscal year 2026 shall be based on total revenues and income from operations on a graduated basis. The following table demonstrates the graduated percentage of bonus that Mr. Ghauri will be eligible to earn based on the percentage of the goal achieved. Bonuses will be paid 60% in cash and 40% in shares of common stock valued on June 30 of the fiscal year in question. The bonus shall be calculated based on the increase in annual revenues compared to the baseline revenue. The baseline revenue for the purpose of this bonus calculation shall be defined as the highest annual revenue achieved in any previous year beginning with Fiscal Year End June 30, 2025. Under no circumstances shall the baseline revenue be adjusted downward, even if annual revenues in subsequent years fall below this highest annual revenue mark.

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

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Compensation Committee is aware of the limitations imposed by Section 162(m) and considers the issue of deductibility when and if circumstances warrant. The committee reviews proposed compensation plans in light of applicable tax deductions, and generally seeks to maximize the deductibility for tax purposes of all elements of compensation. However, the committee may approve compensation that does not qualify for deductibility, including stock option and time-based restricted stock awards, if and when, the committee deems it to be in the best interests of the Company and our shareholders.

Accounting for Stock-Based Compensation

We account for stock-based payments, including awards under our Employee Stock Option Plans, in accordance with the of Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

Summary Compensation

The following table shows the compensation for the fiscal years ended June 30, 2026 and 2025, earned by our Chairman and Chief Executive Officer, our President, our Chief Financial Officer who is our Principal Financial and Accounting Officer, and others considered to be executive officers of the Company.

Name and Principle Position	Fiscal Year Ended	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)		Total ($)
Najeeb Ghauri	2026	$840,000		$519,570	(2)	$-	$-	$228,000	(3)	$1,587,570
CEO & Chairman	2025	$840,000		$210,340	(2)	$-	$-	$230,400	(3)	$1,280,740
Naeem Ghauri	2026	$1,162,166	(4)	$-	(5)	$-	$-	$52,088	(6)	$1,214,254
President	2025	$1,045,714	(4)	$250,000	(5)	$-	$-	$46,566	(6)	$1,342,280
Sardar Abubakr	2026	$140,098	(7)	$15,000	(7)	$-	$-	$-		$155,098
Chief Financial Officer	2025	$-		$-		$-	$-	$-		$-
Roger K Almond	2026	$281,875		$-		$-	$-	$37,808	(8)	$319,683
Chief Accounting Officer	2025	$275,000		$25,000		$-	$-	$38,058	(8)	$338,058
Patti L. W. McGlasson	2026	$258,620		$-		$-	$-	$33,547	(9)	$292,167
Secretary, General Counsel	2025	$252,312		$-		$-	$-	$33,043	(9)	$285,355

(1) There were no stock awards during the two years presented.

(2) Bonus was awarded based on Mr. Ghauri’s bonus structure as detailed on page 40.

(3) Per Mr. Najeeb Ghauri’s compensation agreement, other compensation includes a fixed allowance of $200,000 to cover perquisites and benefits such as car allowance, insurance premiums, and home office allowance. In addition, other compensation includes Company contributions under the 401(k) plan for the fiscal years ended June 30, 2026, and 2025.

(4) Consists of $1,080,00 and $815,714 base salary and $82,166 and $230,000 commission for the fiscal years ended June 30, 2026, and 2025, respectively.

(5) Per Mr. Naeem Ghauri’s compensation agreement, he received $nil and $250,000 in bonus for the fiscal years ended June 30, 2026, and 2025, respectively.

(6) Consists of employer-paid health and dental insurance premiums for the fiscal years ended June 30, 2026, and 2025.

(7) Reflects the salary earned from January 20, 2026, his date of hire, through June 30, 2026. The bonus amount represents a $15,000 signing bonus pursuant to his compensation agreement.

(8) Consists of employer-paid medical and dental insurance premiums and the Company contributions under the 401(k) plan for the fiscal years ended June 30, 2026, and 2025.

(9) Consists of employer-paid medical and dental insurance premiums and the Company contributions under the 401(k) plan for the fiscal years ended June 30, 2026, and 2025.

Grants of Plan-Based Awards

There were no stock grants during the two years presented.

Discussion of Summary Compensation Table

The terms of our executive officers’ compensation are derived from our employment agreements with them and the annual performance review by our Compensation Committee. The terms of Mr. Najeeb Ghauri’s employment agreement with the Company were the result of negotiations between the Company and the executive and were approved by our Compensation Committee and Board of Directors. The terms of Ms. McGlasson’s and Mr. Almond’s employment agreements with the Company were the result of negotiations between our Chief Executive Officer and the employees and were approved by our Compensation Committee.

Employment Agreement with Najeeb Ghauri

Effective July 1, 2024, the Company entered into an amended and restated employment agreement with our Chief Executive Officer, Najeeb Ghauri (the “CEO Agreement”). The CEO Agreement was amended solely to place the base salary and bonus structure for Mr. Ghauri into the Appendix to the CEO Agreement. All other material terms remain unchanged from the agreement entered into with Mr. Ghauri in January 1, 2007, and amended thereafter. Pursuant to the CEO Agreement between Mr. Ghauri and the Company the Company agreed to employ Mr. Ghauri as its Chief Executive Officer for a five-year term. The term of employment automatically renews for 12 additional months unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2026, Mr. Ghauri is entitled to an annualized compensation of $1,040,000 consisting of salary, allowances, perquisites and benefits, and is eligible for annual bonuses based on the bonus structure adopted by the Compensation Committee as described in Item 11 under Executive Compensation beginning on page 36. For fiscal year 2027, Mr. Ghauri’s annualized compensation consisting of salary, allowance, perquisites and benefits will be $1,040,000. Mr. Ghauri is entitled to six weeks of paid vacation per calendar year.

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

The above summary of the CEO Agreement is qualified in its entirety by reference to the full text of the CEO Agreement, a copy of which was filed as an exhibit to the Company’s 10-K for the fiscal year ended June 30, 2025.

Employment Agreement with Sardar Abubakr

Effective January 20, 2026, the Company appointed Sardar Abubakr as our Chief Financial Officer. According to the terms of his engagement, Mr. Abubakr is entitled to an annualized base salary of AED 570,000 (approximately $155,000) and additional allowances of AED 459,000 (approximately $125,000). Mr. Abubakr is also entitled to a signing bonus of AED 55,100 (approximately $15,000), and a one-time relocation allowance of AED 40,000 (approximately $11,000). In addition, Mr. Abubakr and his family will be provided health insurance coverage. Mr. Abubakr is eligible for an annual bonus based on certain KPI’s. Mr. Abubakr is entitled to 30 calendar days of annual leave and UAE statutory public holidays. He may be terminated upon three months’ written notice. During the notice period, the Company may assign reduced or alternative duties, place Mr. Abubakr on garden leave or pay him in lieu of all or a portion of the notice period. The Company may terminate his employment immediately in accordance with USE labor laws in the event of a serious breach of the terms of his employment or gross misconduct. His obligations include confidentiality and restrictive covenant provisions. During his employment, Mr. Abubakr may not engage in other business without the Company’s prior written consent. For a period of three months following termination, he is subject to certain restrictions on engaging in a competing business in Dubai with respect to activities he performed for the Company during the 12 months preceding termination. His engagement terms are governed by UAE labor laws.

Employment Agreement with Roger K. Almond

Effective July 1, 2024, the Company entered into an amended and restated employment agreement with our Chief Accounting Officer, Roger Almond (the “CAO Agreement”). The CAO Agreement was amended solely to place the base salary for Mr. Almond into the Appendix to the CAO Agreement. All other material terms remain unchanged from the agreement entered into with Mr. Almond on March 1, 2015, and amended thereafter. According to the terms of the CAO Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. For the fiscal year 2026, Mr. Almond was entitled to an annualized base salary of $281,875 per annum, and eligible for annual bonuses at the discretion of the Chief Executive Officer. Mr. Almond’s salary for the fiscal year 2027 will be $281,875, and is eligible for annual bonuses at the discretion of the Chief Executive Officer. In addition, Mr. Almond is entitled to participate in the Company’s equity incentive plans and is entitled to six weeks of paid vacation per calendar year.

The CAO Agreement also includes provisions respecting severance, non-solicitation, non-competition, and confidentiality obligations. Pursuant to the CAO Agreement, if he terminates his employment for Good Reason (as described below), or, is terminated prior to the end of the employment term by the Company other than for Cause (as described below) or death, he shall be entitled to all remaining salary from the termination date until 24 months thereafter, at the rate of salary in effect on the date of termination, immediate vesting of all options and continuation of all health-related plan benefits for a period of 24 months. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. If he is terminated by the Company for Cause (as described below), or at the end of the employment term, he shall not be entitled to further compensation. Under the CAO Agreement, Good Reason includes the assignment of duties inconsistent with his title, a material reduction in salary and perquisites, the relocation of the Company’s principal office by 60 miles, if the Company asks him to perform any act which is illegal, including the commission of a crime or act of moral turpitude, or a material breach of the CAO Agreement by the Company. Under the CAO Agreement, Cause includes conviction of crime involving moral turpitude, failure to perform his duties to the Company, engaging in activities which are directly competitive to or intentionally injurious to the Company, or any material breach of the CAO Agreement by Mr. Almond.

The above summary of the CAO Agreement is qualified in its entirety by reference to the full text of the CAO Agreement, a copy of which was filed as an exhibit to the Company’s 10-K for the fiscal year ended June 30, 2025.

Employment Agreement with Patti L. W. McGlasson

Effective July 1, 2024, the Company entered into an amended and restated employment agreement with our Secretary, General Counsel and Senior Vice President, Legal and Corporate Affairs, Patti L. W. McGlasson (the “GC Agreement”). The GC Agreement was amended solely to include Ms. McGlasson’s current title and to place the base salary for Ms. McGlasson into the Appendix to the GC Agreement. All other material terms remain unchanged from the agreement entered into with Ms. McGlasson in January 1, 2006, and amended thereafter. Pursuant to the General Counsel Agreement, the Company agreed to employ Ms. McGlasson as its Secretary, General Counsel and Sr. Vice President of Legal and Corporate Affairs for one-year terms. According to the terms of the GC Agreement, the term of the agreement automatically extends for an additional one-year period unless notice of intent to terminate is received by either party at least 6 months prior to the end of the term. GC Agreement, Ms. McGlasson is entitled to an annualized base salary of $258,620 per annum for the fiscal year 2026 and is eligible for annual bonuses at the discretion of the Chief Executive Officer. Ms. McGlasson’s salary for fiscal year 2027 will be $258,620. In addition, Ms. McGlasson is entitled to participate in the Company’s equity incentive plans and is entitled to six weeks of paid vacation per calendar year.

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

The above summary of the General Counsel Agreement is qualified in its entirety by reference to the full text of the GC, a copy of which was filed as an exhibit to the Company’s 10-K for the fiscal year ended June 30, 2025.

Outstanding Equity Awards at Fiscal Year-End

As of June 30, 2026, none of our named executive officers held any outstanding unvested equity awards or unexercised stock options.

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

The following table summarizes the potential payments to Mr. Ghauri assuming his employment with us was terminated, or a change of control occurred on June 30, 2026, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$3,360,000	$140,000	$3,360,000
Health Related Benefits	47,040	-	47,040
Bonus	-	-	-
Salary Multiple Pay-out	2,511,600	-	-
Bonus or Revenue One-time Pay-Out	743,714	-	-
Net Cash Value of Options	-	-	-

Total	$6,662,354	$140,000	$3,407,040

Roger Almond, Chief Accounting Officer

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

The following table summarizes the potential payments to Mr. Almond assuming his employment with us was terminated, or a change of control occurred on June 30, 2026, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$563,750	$46,979	$563,750
Health related benefits	30,552	-	30,552
Bonus	-	-	-
Salary Multiple Pay-out	842,806	-	-
Bonus or Revenue One-time Pay-Out	371,857	-	-
Net Cash Value of Options	-	-	-

Total	$1,808,965	$46,979	$594,302

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

The following table summarizes the potential payments to Ms. McGlasson assuming her employment with us was terminated, or a change of control occurred on June 30, 2026, the last day of our most recently completed fiscal year.

BENEFITS AND PAYMENTS	TERMINATION AFTER CHANGE OF CONTROL	TERMINATION UPON DEATH OR DISABILITY	TERMINATION BY US WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD REASON

Base Salary Continuance	$517,240	$43,103	$517,240
Health related benefits	25,752	-	25,752
Bonus	-	-	-
Salary Multiple Pay-out	773,274	-	-
Bonus or Revenue One-time Pay-Out	371,857	-	-
Net Cash Value of Options	-	-	-

Total	$1,688,123	$43,103	$542,992

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

Director Compensation

Director Compensation Policy

During fiscal year 2026, directors who were members of management did not receive any additional compensation for their service as members of our Board of Directors.

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

Director Compensation Table

The following table summarizes the compensation earned by or paid to the Company’s non-employee directors pursuant to the Company’s compensation policies for the fiscal year ended June 30, 2026. Directors who were employees of the Company did not receive additional compensation for their service as directors.

NAME	FEES EARNED OR PAID IN CASH ($)	SHARE AWARDS ($)	TOTAL ($)

Mark Caton *	60,000	48,000	108,000
Kausar Kazmi	48,000	48,000	96,000
Ian Smith	48,000	48,000	96,000
Richard Howard	-	-	-
Aamir Ibrahim	-	-	-
	156,000	144,000	300,000

*Mr. Caton’s term ended June 30, 2026.

Messrs. Aamir Ibrahim and Richard Howard were nominated and elected to the Board of Directors at the June 18, 2026 annual meeting for the July 1 2026 through June 30 2027 term.

The four independent members of our Board of Directors, Messrs. Howard, Ibrahim, Kazmi, and Smith, are also eligible to receive stock option or stock award grants both upon joining the Board of Directors and on an annual basis in line with recommendations by the Compensation Committee, which grants are non-qualified stock options under our Employee Stock Option Plans. Further, from time to time, the non-employee members of the Board of Directors are eligible to receive stock grants that may be granted if and only if approved by the shareholders of the Company.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Mr. Howard (Chairman), Mr. Kazmi, and Mr. Ibrahim and Mr. Smith. All current members of the Compensation Committee are “independent directors” as defined under the Nasdaq Listing Rules. None of these individuals were at any time during the fiscal year ended June 30, 2026, or at any other relevant time, an officer or employee of the Company.

No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

The Compensation Committee also considers the number and value of awards held by the Executive Officer in order to maintain an appropriate level of incentive for that individual. We do not take material nonpublic information into account when determining the timing and terms of equity awards, nor do we time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Compensation Committee has the authority to review extraordinary events that impact the Company’s performance and may adjust the calculation of the number of shares earned under an award by considering the effect of such extraordinary events. The Compensation Committee did not make any such adjustments for Fiscal 2026.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, its only class of outstanding voting securities as of September 21, 2026, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding common Stock with the address of each such person, (ii) each of the Company’s present directors and officers, and (iii) all officers and directors as a group:

		Number of Shares
Name of Beneficial Owner (1)		Beneficially Owned (2)	Percentage
Najeeb Ghauri	(3)	1,028,984	8.58%
Naeem Ghauri	(3)	459,853	3.85%
Asad Ghauri	(3)	478,630	4.00%
Mark Caton	(3)	176,437	*
Syed Kausar Kazmi	(3)	86,300	*
Ian Smith	(3)	12,626	*
Richard Howard	(3)	77,368	*
Ibrahim Aamir	(3)	-	*
Sardar Abubakr	(3)	-	*
Roger Almond	(3)	1,000	*
Patti McGlasson	(3)	81,050	*
Malea Farsai	(3)	106,382	*
Todd M Felte	(5)	602,934	5.04%
All officers and directors as a group (twelve persons)		2,508,630	20.95%

* Less than one percent

** Mark Caton and Malea Farsai’s board term ended on June 30, 2026.

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

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock relating to share grants that will vest or options currently exercisable or exercisable within 60 days of September 21, 2026, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Address c/o NetSol Technologies, Inc. at 16000 Ventura Blvd., Suite 770, Encino, CA 91436.

(4) Shares issued and outstanding as of September 21, 2026 were 11,952,568.

(5) 5% or greater shareholder based on Schedule 13G filing on January 1, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

Other than compensation arrangements for our executive officers and directors, which are described under “Executive and Director Compensation”, since July 1, 2024, and as described below, there are no transactions to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent (1%) of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, had or will have a direct or indirect material interest.

Najeeb Ghauri, our Chief Executive Officer, has immediate family members employed by the Company. These family members are compensated in accordance with the Company’s standard employment and compensation practices applicable to employees in similar positions. Other than compensation, there are no related-party transactions with these individuals requiring disclosure under Item 404 of Regulation S-K. Compensation information for Naeem Ghauri, who serves as an executive officer of the Company, is included in the Summary Compensation Table under Item 11 of this Form 10-K on page 42.

The Company employs Ms. Aiesha Ghauri, the spouse of Mr. Najeeb Ghauri, as HR director. Her total compensation for fiscal years 2026 and 2025 was $124,000 and $122,000, respectively. The Company employs Mr. Faizaan Ghauri, Mr. Najeeb Ghauri’s son, as President of NetSol Technologies Americas, Inc. His total compensation for fiscal years 2026 and 2025 was $423,000 and $313,000, respectively. The Company employs Mr. Faraaz Ghauri, Mr. Najeeb Ghauri’s son, as Vice President-Digital Retail. His total compensation for fiscal years 2026 and 2025 was $346,000 and $319,000, respectively. Mr. Najeeb Ghauri’s brother, Salim Ghauri, was a co-founder of the company and is CEO of NetSol Technologies Limited, the Company’s Pakistani subsidiary. His compensation for fiscal years 2026 and 2025 was $750,000 and $648,000, respectively. Compensation for the purpose of this disclosure includes salary, bonuses, commissions, equity awards and other benefits such as medical and 401(k) employer matching.

Director Independence

The Nasdaq Stock Market LLC (“Nasdaq”) requires that a majority of our board of directors be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The board has determined that Richard Howard, Aamir Ibrahim, Kausar Kazmi, and Ian Smith are “independent”. Our board currently consists of four independent directors and three non-independent directors.

Mr. Caton, who served as a director until the conclusion of his term on June 30, 2026, was also determined by the Board to be independent during his service on the Board. Messrs. Howard and Ibrahim were elected to the Board at the fiscal year 2025 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fortune CPA (“Fortune”) audited the Company’s financial statements for the fiscal years ended June 30, 2026 and June 30, 2025. The aggregate fees billed by principal accountants for the annual audit and review of financial statements included in the Company’s Form 10-K, was $370,800 for the year ended June 30, 2026 and $401,700 for the year ended June 30, 2025.

Tax Fees

Tax fees for fiscal year 2026 were $22,500 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2025. Tax fees for fiscal year 2025 were $19,500 and consisted of the preparation of the Company’s federal and state tax returns for the fiscal year 2024.

All Other Fees

No other fees were paid to the principal accountant during the fiscal years 2026 and 2025.

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

The standard applied by the Audit Committee in determining whether to grant approval of an engagement of the independent auditors is whether the services to be performed, the compensation to be paid, and other related factors are consistent with the independent auditors’ independence under guidelines of the Securities and Exchange Commission and applicable professional standards. Relevant considerations include, but are not limited to, whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of NetSol’s financial statements; whether the independent auditors would be functioning in the role of management or in an advocacy role; whether performance of the service by the independent auditors would enhance NetSol’s ability to manage or control risk or improve audit quality; whether performance of the service by the independent auditors would increase efficiency because of their familiarity with NetSol’s business, personnel, culture, systems, risk profile and other factors; and whether the amount of fees involved, or the proportion of the total fees payable to the independent auditors in the period that is for tax and other non-audit services, would tend to reduce the independent auditors’ ability to exercise independent judgment in performing the audit.

All services provided by Fortune CPA in the fiscal year ended June 30, 2026, were pre-approved by the Audit Committee.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State (1)
3.2	Amended and Restated Bylaws of NetSol Technologies, Inc. dated February 9, 2018*.
4.1	Form of Common Stock Certificate. *
10.1	Stock Purchase Agreement dated May 6, 2006 by and between the Company, McCue Systems, Inc. and the shareholders of McCue Systems, Inc. incorporated by reference as Exhibit 2.1 to NetSol’s Current Report filed on form 8-K on May 8, 2006. *
10.2	Employment Agreement by and between the Company and Patti L. W. McGlasson dated September 25, 2024. *
10.3	Employment Agreement by and between the Company and Najeeb Ghauri dated September 25, 2024. *
10.4	Employment Agreement by and between the Company and Roger K. Almond dated September 25, 2024. *
10.5	Company 2025 Equity Incentive Plan incorporated by reference as Appendix B to NetSol’s Definitive Proxy Statement filed on May 1, 2025. *
10.6	Restated Charter of the Compensation Committee dated effective September 10, 2013. *
10.7	Restated Charter of the Nominating and Corporate Governance Committee dated effective September 10, 2013. *
10.8	Restated Charter of the Audit Committee dated effective September 10, 2013. *
10.9	Restated Code of Business Conduct & Ethics dated effective September 10, 2013. *
21.1	A list of all subsidiaries of the Company (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO) (1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO) (1)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO) (1)
97.1	NetSol Technologies, Inc. Clawback Policy *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DFE	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Previously Filed

(1) Filed Herewith

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 28, 2026	BY:	/S/ NAJEEB U. GHAURI
Najeeb U. Ghauri
Chief Executive Officer
Director, Chairman

Date: September 28, 2026	BY:	/S/ SARDAR MUHAMMAD ABUBAKR
Sardar Muhammad Abubakr
Chief Financial Officer
Principal Financial Officer

Date: September 28, 2026	BY:	/S/ROGER K. ALMOND
Roger K. Almond
Chief Accounting Officer
Principal Accounting Officer

Date: September 28, 2026	BY:	/S/ RICHARD HOWARD
Richard Howard
Director

Date: September 28, 2026	BY:	/S/ AAMIR IBRAHIM
Aamir Ibrahim
Director

Date: September 28, 2026	BY:	/S/ KAUSAR KAZMI
Kausar Kazmi
Director

Date: September 28, 2026	BY:	/S/ IAN SMITH
Ian Smith
Director

Date: September 28, 2026	BY:	/S/ NAEEM GHAURI
Naeem Ghauri
Director

Date: September 28, 2026	BY:	/S/ ASAD GHAURI
Asad Ghauri
Director

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NetSol Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetSol Technologies, Inc. and its subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations and comprehensive gain, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Garden Grove, CA

September 28, 2026

PCAOB #6901

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of	As of
	June 30, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$27,123,955	$17,357,944
Accounts receivable, net of allowance of $48,606 and $355,464	10,286,342	7,527,572
Contract assets, net of allowance of $10 and $34,496	16,240,564	18,230,619
Other current assets	3,210,315	3,203,468
Total current assets	56,861,176	46,319,603
Contract assets, net - non-current	2,467,018	903,766
Property and equipment, net	5,683,502	5,073,372
Right of use assets - operating leases	831,196	809,513
Other assets	7,241	32,331
Other intangible assets, net	2,686,392	-
Goodwill	9,302,524	9,302,524
Total assets	$77,839,049	$62,441,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,708,029	$8,010,844
Current portion of loans and obligations under finance leases	8,187,170	8,240,061
Current portion of operating lease obligations	447,332	433,242
Contract liabilities	10,287,225	3,029,850
Total current liabilities	27,629,756	19,713,997
Loans and obligations under finance leases; less current maturities	212,982	134,608
Operating lease obligations; less current maturities	428,491	333,374
Total liabilities	28,271,229	20,181,979

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 18,000,000 shares authorized; 12,825,028 shares issued and 11,885,997 outstanding as of June 30, 2026, 12,700,465 shares issued and 11,761,434 outstanding as of June 30, 2025	128,253	127,008
Additional paid-in-capital	130,188,049	129,529,901
Treasury stock (at cost, 939,031 shares as of June 30, 2026 and June 30, 2025)	(3,920,856)	(3,920,856)
Accumulated deficit	(38,338,727)	(41,289,080)
Other comprehensive loss	(46,462,794)	(46,613,208)
Total NetSol stockholders’ equity	41,593,925	37,833,765
Non-controlling interest	7,973,895	4,425,365
Total stockholders’ equity	49,567,820	42,259,130
Total liabilities and stockholders’ equity	$77,839,049	$62,441,109

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years
	Ended June 30,
	2026	2025
Net Revenues:
License fees	$4,954,378	$598,633
Subscription and support	35,799,842	32,934,648
Services	33,617,160	32,554,948
Total net revenues	74,371,380	66,088,229

Cost of revenues	35,224,037	33,513,697
Gross profit	39,147,343	32,574,532

Operating expenses:
Selling, general and administrative	31,418,598	27,796,936
Research and development cost	782,080	1,275,878
Total operating expenses	32,200,678	29,072,814

Income from operations	6,946,665	3,501,718

Other income and (expenses)
Interest expense	(605,619)	(871,355)
Interest income	1,071,472	1,871,040
Gain (loss) on foreign currency exchange transactions	(389,814)	1,301,613
Other income	203,175	244,241
Total other income (expenses)	279,214	2,545,539

Net income before income taxes	7,225,879	6,047,257
Income tax provision	(1,630,376)	(1,476,338)
Net income	5,595,503	4,570,919
Non-controlling interest	(2,645,150)	(1,647,686)
Net income attributable to NetSol	$2,950,353	$2,923,233

Net income per share:
Net income per common share
Basic	$0.25	$0.25
Diluted	$0.25	$0.25

Weighted average number of shares outstanding
Basic	11,814,041	11,576,287
Diluted	11,827,950	11,576,287

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	For the Years
	Ended June 30,
	2026	2025
Net income attributable to NetSol	$2,950,353	$2,923,233
Other comprehensive income (loss):
Translation adjustment	406,540	(857,867)
Translation adjustment attributable to non-controlling interest	(256,126)	180,275
Net translation adjustment	150,414	(677,592)
Comprehensive income attributable to NetSol	$3,100,767	$2,245,641

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2026 and 2025

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2025	12,700,465	$127,008	$129,529,901	$(3,920,856)	$(41,289,080)	$(46,613,208)	$4,425,365	$42,259,130
Exercise of subsidiary common stock options	-	-	(221,853)	-	-	-	647,514	425,661
Common stock issued for: Services	124,563	1,245	440,913	-	-	-	-	442,158
Shares accrued to be issued	-	-	438,828	-	-	-	-	438,828
Dissolution of subsidiary	-	-	260	-	-	-	(260)	-
Foreign currency translation adjustment	-	-	-	-	-	150,414	256,126	406,540
Net income	-	-	-	-	2,950,353	-	2,645,150	5,595,503
Balance at June 30, 2026	12,825,028	$128,253	$130,188,049	$(3,920,856)	$(38,338,727)	$(46,462,794)	$7,973,895	$49,567,820

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Years Ended June 30, 2026 and 2025

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

The accompanying notes are an integral part of these consolidated financial statements

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years
	Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$5,595,503	$4,570,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,238,421	1,463,783
Provision for bad debts	301,035	466,965
Gain on sale of assets	(86,298)	(69,355)
Stock based compensation	758,895	208,116
Changes in operating assets and liabilities:
Accounts receivable	(2,764,167)	5,453,186
Contract assets	632,164	(5,207,897)
Other current assets	977,008	15,257
Accounts payable and accrued expenses	756,174	(197,312)
Contract liabilities	6,475,441	(6,256,395)
Net cash provided by operating activities	13,884,176	447,267

Cash flows from investing activities:
Purchases of property and equipment	(2,007,114)	(1,382,770)
Sales of property and equipment	86,994	116,783
Investment in associates	25,396	(8,878)
Increase in intangible assets	(2,686,392)	-
Net cash used in investing activities	(4,581,116)	(1,274,865)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	-	473,000
Proceeds from exercise of subsidiary options	413,241	13,728
Dividend paid by subsidiary to non-controlling interest	-	(306,799)
Purchase of subsidiary treasury stock	-	(1,503,662)
Proceeds from bank loans	1,044,523	2,920,149
Payments on finance lease obligations and loans - net	(1,188,684)	(773,535)
Net cash provided by financing activities	269,080	822,881
Effect of exchange rate changes	193,871	(1,764,504)
Net increase (decrease) in cash and cash equivalents	9,766,011	(1,769,221)
Cash and cash equivalents at beginning of the period	17,357,944	19,127,165
Cash and cash equivalents at end of period	$27,123,955	$17,357,944

The accompanying notes are an integral part of these consolidated financial statements.

F-8

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years
	Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$720,821	$841,962
Taxes	$1,515,065	$1,412,245

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for accrued bonus	$122,091	$151,201

The accompanying notes are an integral part of these consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

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

Majority Owned Subsidiaries
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

June 30, 2026 and 2025

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The areas requiring significant estimates are the measurement of progress toward completion of long-term software implementation projects, the allocation of the transaction price in multiple performance obligations, expected credit loss on accounts receivable and contract assets, provision for taxation, useful life of depreciable assets, useful life of intangible assets, contingencies, the determination of stock-based compensation expense, and estimated contract costs. The estimates and underlying assumptions are reviewed on an ongoing basis. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance, except balances maintained in China are insured for RMB500,000 ($73,638) in each bank and in the UK for GBP 85,000 ($111,842) in each bank. The Company maintains three bank accounts in China and nine bank accounts in the UK. As of June 30, 2026 and 2025, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $26,537,413 and $16,386,079, respectively. The Company has not experienced any losses in such accounts.

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

Contract Assets

Contract assets represent the total of the project to be billed to the customer for revenues recognized per US GAAP. As the customers are billed under the terms of their contract, the corresponding amount is transferred from this account to “Accounts Receivable.” The Company recognizes the potential risk associated with recognizing contract assets, including the risk of non-payment by the customer. Therefore, management continually assesses the collectability of such amounts and makes appropriate provisions or adjustments if collectability becomes doubtful. Contract assets are classified as current or non-current based on the expected timing of the Company’s right to invoice the customer, with amounts expected to be invoiced within twelve months classified as current and amounts expected to be invoiced beyond twelve months classified as non-current.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using various methods over the estimated useful lives of the assets, ranging from three to twenty years. The following is the summary of estimated useful lives of the assets:

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

Internal-Use Software

The Company capitalizes certain costs incurred in the development of internal-use software, which are included in “Other intangible assets.” Costs incurred during the preliminary project stage are expensed as incurred. Costs incurred during the application development stage are capitalized when the applicable capitalization criteria have been met. Capitalized costs include external direct costs of materials and services and payroll and payroll-related costs for employees who are directly associated with and devote time to the software project. Costs associated with training, maintenance and other post-implementation activities are expensed as incurred. Costs of upgrades and enhancements that provide additional functionality are capitalized when the applicable capitalization criteria are met; costs that do not provide additional functionality are expensed as incurred.

Capitalization ceases when the software is substantially complete and ready for its intended use. Capitalized internal-use software costs are amortized on a straight-line basis over their estimated useful lives, generally three to five years, commencing when the software is ready for its intended use. The Company reviews the estimated useful lives of its internal-use software and evaluates such assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amounts approximate fair value due to their relatively short maturities. The Company did not have any financial assets or liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2026 or 2025.

Contract Liabilities

Contract liabilities represent amounts billed or received from customers in advance of the Company’s satisfaction of the related performance obligations. Contract liabilities are recognized as revenue when or as the related performance obligations are satisfied, which for maintenance and certain subscription services is generally on a straight-line basis over the applicable service period.

Cost of Revenues

Cost of revenues includes salaries and benefits for technical employees, consultant costs, amortization of capitalized computer software development costs, depreciation of computer and equipment, travel costs, and indirect costs such as rent and insurance.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2026 and 2025 were $534,243 and $346,232, respectively.

Stock-Based Compensation

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

June 30, 2026 and 2025

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

June 30, 2026 and 2025

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

Recently Issued Accounting Standards

Recently Adopted Accounting Standards

Income Taxes

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. This ASU improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as disaggregated income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. This guidance impacts only the Company’s disclosures with no impacts to its financial condition or results of operations. The Company adopted this guidance for the year ended June 30, 2026 on a prospective basis.

Accounting Standards Not Yet Adopted

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

The Company’s contracts which contain multiple performance obligations generally consist of the initial purchase of subscriptions or licenses and a professional services engagement. License purchases generally have multiple performance obligations as customers purchase post-contract support and services in addition to the licenses. The Company’s single performance obligation arrangements are typically post-contract support renewals, subscription renewals and services engagements.

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

Professional Services

Revenue from professional services is typically comprised of implementation, development, data migration, training or other consulting services. Consulting services are generally sold on a time-and-materials or fixed fee basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. The Company recognizes revenue for time-and-materials arrangements as the services are performed. For fixed-fee implementation and customization services that are satisfied over time, revenue is recognized using an input method based on person-days incurred relative to total estimated person-days required to complete the services. Management applies judgment when estimating project status and the costs necessary to complete the services projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Services are generally invoiced upon milestones in the contract or upon consumption of the hourly resources and payments are typically due 30 days after invoice.

BPO and Internet Services

Revenue from BPO services is recognized based on the stage of completion which is measured by reference to labor hours incurred to date as a percentage of total estimated labor hours for each contract. Internet services are invoiced either monthly, quarterly or half-yearly in advance to the customers and revenue is recognized ratably over time on a monthly basis.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by category — core and non-core, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s disaggregated revenue by category is as follows:

	For the Years
	Ended June 30,
	2026	2025
Core:
License	$4,954,378	$598,633
Subscription and support	35,799,842	32,934,648
Services	30,568,111	28,921,965
Total core revenue, net	71,322,331	62,455,246

Non-Core:
Services	3,049,049	3,632,983
Total non-core revenue, net	3,049,049	3,632,983

Total net revenue	$74,371,380	$66,088,229

Significant Judgments

Due to the complexity of certain contracts, the revenue recognition treatment under Topic 606 for the Company’s arrangements may depend on contract-specific terms and may vary in some instances.

Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely licenses or sells products on a standalone basis, so the Company is required to estimate the range of SSPs for each performance obligation. In instances where SSP is not directly observable because the Company does not sell the license, product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. In making these judgments, the Company analyzes various factors, including its pricing methodology and consistency, size of the arrangement, length of term, customer demographics and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers.

The most significant judgments and estimates involved in the Company’s revenue recognition policies are (1) determining the standalone selling prices of the Company’s software licenses, and (2) measuring progress toward satisfaction of performance obligations for implementation, customization, and other services.

The standalone selling price of the licenses is measured primarily through an analysis of pricing that management evaluates when quoting prices to customers. Although the Company has no history of selling its software separately from post-contract support and other services, the Company does have historical experience with amending contracts with customers to provide additional modules of its software or providing those modules at an optional price. This information guides the Company in assessing the standalone selling price of the Company’s software, since the Company can observe instances where a customer had a particular component of the Company’s software that was essentially priced separately from other goods and services that the Company delivered to that customer.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

The Company recognizes revenue from implementation and customization services over time using an input method based on person-days incurred relative to total estimated person-days required to complete the implementation or customization services. The Company believes that person-days provide a faithful depiction of the Company’s performance because the level of effort required to satisfy the performance obligation is primarily driven by the amount of employee time devoted to the implementation or customization services. The Company reviews and updates its estimates of the total person-days required to complete these services at each reporting period. Changes in these estimates are accounted for on a cumulative catch-up basis in the period in which the estimates are revised.

If a group of agreements is entered into at or near the same time and so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be combined as one arrangement for revenue recognition purposes. The Company exercises significant judgment to evaluate the relevant facts and circumstances in determining whether agreements should be accounted for separately or as a single arrangement. The Company’s judgments about whether a group of contracts comprises a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.

If a contract includes variable consideration, the Company exercises judgment in estimating the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods or services to a customer. When estimating variable consideration, the Company considers all relevant facts and circumstances. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables, contract assets, or contract liabilities on the Company’s Consolidated Balance Sheets. The Company records contract assets when the Company has transferred goods or services but does not yet have the right to consideration. The Company records contract liabilities when the Company has received or has the right to receive consideration but has not yet transferred goods or services to the customer.

The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract assets and contract liabilities are as follows:

	As of	As of
	June 30, 2026	June 30, 2025

Contract assets	$18,707,582	$19,134,385

Contract liabilities	$10,287,225	$3,029,850

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

The Company’s contract liabilities reconciliation is as follows:

Contract Liabilities

Balance at June 30, 2024	$8,752,153
Invoiced	23,567,456
Revenue Recognized	(29,201,839)
Adjustments	(87,920)
Balance at June 30, 2025	$3,029,850
Invoiced	40,414,180
Revenue Recognized	(33,023,905)
Adjustments	(132,900)
Balance at June 30, 2026	$10,287,225

During the year ended June 30, 2026, the Company recognized revenue of $2,837,000, which was included in the contract liabilities balance at the beginning of the period. All other activity in contract liabilities is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes contract liabilities and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $49,148,000 as of June 30, 2026, of which the Company estimates to recognize approximately $22,546,000 in revenue over the next 12 months and the remainder over an estimated 4 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component because the primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements. For certain contracts where the timing between the transfer of goods or services and payment provides a significant financing component, the Company adjusts the promised amount of consideration for the effects of the time value of money using a discount rate that reflects the financing characteristics of the arrangement.

Contract Liabilities

The Company typically invoices its customers for subscription and support fees in advance on a quarterly or annual basis, with payment due at the start of the subscription or support term. Unpaid invoice amounts for non-cancelable licenses and services starting in future periods are included in accounts receivable and contract liabilities.

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

June 30, 2026 and 2025

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

The components of basic and diluted earnings per share were as follows:

	For the year ended June 30, 2026
	Net Income	Shares	Per Share
Basic income per share:
Net income	$2,950,353	11,814,041	$0.25
Effect of dilutive securities
Stock options	-	13,909	-
Diluted income per share	$2,950,353	11,827,950	$0.25

	For the year ended June 30, 2025
	Net Income	Shares	Per Share
Basic income per share:
Net income	$2,923,233	11,576,287	$0.25
Effect of dilutive securities
Stock options	-	-	-
Diluted income per share	$2,923,233	11,576,287	$0.25

As of June 30, 2026, 50,000 stock options were outstanding, resulting in 13,909 incremental shares included in the calculation of diluted earnings per share under the treasury stock method.

As of June 30, 2025, 50,000 options were outstanding. These options were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price of the Company’s common stock during the period and, therefore, their effect would have been anti-dilutive.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

NOTE 5 – MAJOR CUSTOMERS

Revenue Concentration

For the year ended June 30, 2026, two customers accounted for 25.1% and 15.2% of net revenues. For the year ended June 30, 2025, two customers accounted for 19.1% and 16.1% of net revenues.

Accounts Receivable Concentration

As of June 30, 2026, four customers accounted for 18.8%, 16.1%, 12.5% and 11.1% of accounts receivable. As of June 30, 2025, three customers accounted for 16.8%, 16.1%, and 10.8% of accounts receivable.

Contract Assets Concentration

As of June 30, 2026, four customers accounted for 23.4%, 22.6%, 13.6%, and 10.0% of contract assets. As of June 30, 2025, four customers accounted for 24.2%, 16.9%, 15.9%, and 11.9% of contract assets.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	June 30, 2026	June 30, 2025

Prepaid Expenses	$1,232,691	$1,760,321
Advance Income Tax	280,474	406,221
Employee Advances	589,755	151,355
Security Deposits	152,093	159,849
Other Receivables	371,530	410,489
Other Assets	583,772	315,233
Net Balance	$3,210,315	$3,203,468

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

NOTE 7 – CONTRACT ASSETS – NON-CURRENT

The Company records non-current contract assets at present value using a discounted cash flow method based on the expected timing of future cash flows. The discount rates used reflect the applicable borrowing rates at the time the related contract assets are initially recognized. The Company used discount rates ranging from 4.5% to 6.6% for contract assets initially recognized during the year ended June 30, 2026 and from 4.2% to 17.5% for contract assets initially recognized during the year ended June 30, 2025. The resulting discount is accreted over the period until the expected billing date, with the accretion recognized as interest income. During the years ended June 30, 2026 and 2025, the Company recognized $98,197 and $73,066, respectively, of interest income related to the accretion of the discount.

The reconciliation for the years ended June 30, 2026 and 2025 is as follows:

	Contract assets, non-current	Present value discount	Total
Balance at June 30, 2024	$1,106,475	$(152,446)	$954,029
Additions	559,032	(128,921)	430,111
Accretion of discount	-	73,066	73,066
Transfers to current	(521,875)	-	(521,875)
Effect of translation adjustment	(31,829)	264	(31,565)
Balance at June 30, 2025	$1,111,803	$(208,037)	$903,766
Additions	2,521,608	(270,726)	2,250,882
Accretion of discount	-	98,197	98,197
Transfers to current	(707,890)	-	(707,890)
Effect of translation adjustment	(85,284)	7,347	(77,937)
Balance at June 30, 2026	$2,840,237	$(373,219)	$2,467,018

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	June 30, 2026	June 30, 2025

Office Furniture and Equipment	$2,864,962	$2,437,002
Computer Equipment	9,780,261	9,513,181
Assets Under Capital Leases	140,273	145,197
Building	3,606,143	3,532,475
Land	914,360	894,698
Autos	2,349,412	1,603,271
Improvements	267,292	217,230
Subtotal	19,922,703	18,343,054
Accumulated Depreciation	(14,239,201)	(13,269,682)
Property and Equipment, Net	$5,683,502	$5,073,372

For the years ended June 30, 2026 and 2025, depreciation expense totaled $1,238,421 and $1,463,783, respectively. Of these amounts, $783,692 and $952,331, respectively, are reflected in cost of revenues.

Following is a summary of fixed assets held under capital leases as of June 30, 2026 and 2025:

	As of	As of
	June 30, 2026	June 30, 2025
Vehicles	$140,273	$145,197
Total	140,273	145,197
Less: Accumulated Depreciation - Net	(79,973)	(47,807)
	$60,300	$97,390

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

Finance lease term and discount rate were as follows:

	As of	As of
	June 30, 2026	June 30, 2025

Weighted average remaining lease term - Finance leases	0.75 Years	1.75 Years

Weighted average discount rate - Finance leases	11.3%	11.3%

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

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2026	June 30, 2025
Assets
Operating lease assets, net	$831,196	$809,513

Liabilities
Current
Operating	$447,332	$433,242
Non-current
Operating	428,491	333,374
Total Lease Liabilities	$875,823	$766,616

The components of lease cost were as follows:

	For the Years
	Ended June 30,
	2026	2025

Amortization of finance lease assets	$32,343	$37,228
Interest on finance lease obligation	12,109	11,845
Operating lease cost	635,847	383,760
Short term lease cost	314,507	237,733
Sub lease income	(35,656)	(34,180)
Total lease cost	$959,150	$636,386

Lease term and discount rate were as follows:

	As of	As of
	June 30, 2026	June 30, 2025

Weighted average remaining lease term - Operating leases	1.99 Years	1.44 Years

Weighted average discount rate - Operating leases	5.0%	4.8%

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Years
	Ended June 30,
	2026	2025

Operating cash flows related to operating leases	$754,670	$364,956

Operating cash flows related to finance leases	$12,108	$11,841

Financing cash flows related finance leases	$12,066	$15,109

Maturities of operating lease liabilities were as follows as of June 30, 2026:

Amount
Within year 1	$479,413
Within year 2	314,315
Within year 3	129,184
Total Lease Payments	922,912
Less: Imputed interest	(47,089)
Present Value of lease liabilities	875,823
Less: Current portion	(447,332)
Non-Current portion	$428,491

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancellable leases. These lease agreements provide for a fixed base rent and terminate by January 2027. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the years ended June 30, 2026 and 2025, the Company received lease income of $35,656 and $34,180, respectively.

NOTE 10 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in prior period business combinations. Goodwill was comprised of the following amounts:

	As of	As of
Entity (Segment)	June 30, 2026	June 30, 2025
NetSol PK (Asia - Pacific)	$1,166,610	$1,166,610
NTE (Europe)	3,471,814	3,471,814
NTA (North America)	4,664,100	4,664,100
Total	$9,302,524	$9,302,524

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

NOTE 11 – OTHER INTANGIBLE ASSETS

Other intangible assets consist of capitalized costs of internally developed software.

June 30, 2026

Balance at June 30, 2025	$-
Capitalized development cost	2,686,392
Amortization expense	-
Net carrying value at June 30, 2026	$2,686,392

During the year ended June 30, 2026, the Company capitalized $2,686,392 of costs related to internal-use software projects. As of June 30, 2026, these projects had not been placed into service and, accordingly, no amortization expense was recognized during the year.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	June 30, 2026	June 30, 2025

Accounts Payable	$1,269,674	$981,504
Accrued Liabilities	4,576,765	4,502,366
Accrued Payroll	1,854,958	1,313,127
Accrued Payroll Taxes	152,082	329,618
Taxes Payable	575,039	600,199
Other Payable	279,511	284,030
Total	$8,708,029	$8,010,844

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

NOTE 13 – DEBTS

Notes payable and capital leases consisted of the following:

		As of June 30, 2026
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$121,043	$121,043	$-
Line of Credit	(2)	-	-	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,798,302	1,798,302	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	-	-	-
Loan Payable Bank - Export Refinance III	(7)	-	-	-
Loan Payable Bank - Export Refinance IV	(8)	1,366,710	1,366,710	-
Loan Payable Bank - Export Refinance V	(9)	4,675,586	4,675,586	-
Sale and Leaseback Financing	(10)	354,169	146,062	208,107
		8,315,810	8,107,703	208,107
Subsidiary Finance Leases	(11)	84,342	79,467	4,875
		$8,400,152	$8,187,170	$212,982

		As of June 30, 2025
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$119,542	$119,542	$-
Line of Credit	(2)	405,000	405,000	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,759,634	1,759,634	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	-	-	-
Loan Payable Bank - Export Refinance III	(7)	-	-	-
Loan Payable Bank - Export Refinance IV	(8)	1,337,322	1,337,322	-
Loan Payable Bank - Export Refinance V	(9)	4,575,048	4,575,048	-
Sale and Leaseback Financing	(10)	76,618	29,660	46,958
		8,273,164	8,226,206	46,958
Subsidiary Finance Leases	(11)	101,505	13,855	87,650
		$8,374,669	$8,240,061	$134,608

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rates on these financings range from 7.4% to 7.8% and 8.4% to 11.6% as of June 30, 2026 and 2025, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(2)	The Company has an uncommitted discretionary demand line of credit up to an aggregate amount of $1,000,000 with HSBC, secured by a lien on the Company’s assets. The annual interest rate was 8.0% and 7.75% as of June 30, 2026 and 2025, respectively. The total outstanding balance as of June 30, 2026 and 2025, was $nil and $405,000, respectively.

(3)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $394,737. The annual interest rate was 8.0% and 8.5% as of June 30, 2026 and 2025, respectively. The total outstanding balance as of June 30, 2026 and 2025 was £nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of June 30, 2026, NTE was in compliance with this covenant.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 600,000,000 or $2,157,963 and Rs. 600,000,000 or $2,111,561 at June 30, 2026 and 2025, respectively. NetSol PK used Rs. 500,000,000 or $1,798,302 at June 30, 2026 and Rs. 500,000,000 or $1,759,634 at June 30, 2025. The interest rate for the loan was 4.5% and 8.0% at June 30, 2026 and 2025, respectively.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 4,050,937 or $14,570 and Rs. 4,050,937 or $14,256, at June 30, 2026 and 2025, respectively. The balance outstanding at June 30, 2026 and 2025 was Rs. Nil. The interest rate for the loan was 13.8% and 13.2% at June 30, 2026 and 2025, respectively.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Bank Al-Habib Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 400,000,000 or $1,438,642 at June 30, 2026. NetSol PK has not used this facility at June 30, 2026. The interest rate for the loan was 4.5% at June 30, 2026.

(7)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Bank of Punjab, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 200,000,000 or $719,321 at June 30, 2026. NetSol PK has not used this facility at June 30, 2026. The interest rate for the loan was 4.5% at June 30, 2026.

These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of June 30, 2026, NetSol PK was in compliance with this covenant.

(8)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 380,000,000 or $1,366,710 and Rs. 380,000,000 or $1,337,322, at June 30, 2026 and 2025, respectively. NetSol PK used Rs. 380,000,000 or $1,366,710 and Rs. 380,000,000 or $1,337,322, at June 30, 2026 and 2025, respectively. The interest rate for the loan was 4.5% and 8.0% at June 30, 2026 and 2025, respectively.

During the loan tenure, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of June 30, 2026, NetSol PK was in compliance with these covenants.

(9)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 1,300,000,000 or $4,675,586 and Rs. 1,300,000,000 or $4,575,048, at June 30, 2026 and 2025, respectively. NetSol PK used Rs. 1,300,000,000 or $4,675,586 and Rs. 1,300,000,000 or $4,575,048, at June 30, 2026 and 2025, respectively. The interest rate for the loan was 4.5% and 8.0% at June 30, 2026 and 2025, respectively.

(10)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of June 30, 2026, NetSol PK used Rs. 98,473,095 or $354,169 of which $208,107 was shown as long-term and $146,062 as current. As of June 30, 2025, NetSol PK used Rs. 21,771,042 or $76,618 of which $46,958 was shown as long-term and $29,660 as current. The interest rate for the loan ranged between 11.4% and 12.3% at June 30, 2026. The interest rate for the loan ranged between 12.3% and 24.2% at June 30, 2025.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(11)	The Company leases various fixed assets under capital lease arrangements expiring in various years through 2029. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the years ended June 30, 2026 and 2025.

Following is the aggregate minimum future lease payments under capital leases as of June 30, 2026:

Amount
Minimum Lease Payments
Within year 1	$88,176
Within year 2	2,607
Within year 3	3,042
Total Minimum Lease Payments	93,825
Interest Expense relating to future periods	(9,483)
Present Value of minimum lease payments	84,342
Less: Current portion	(79,467)
Non-Current portion	$4,875

Following is the aggregate future long term debt payments, which consists of “Sale and Leaseback Financing (10)”, as of June 30, 2026:

Amount
Loan Payments
Within year 1	$146,062
Within year 2	162,845
Within year 3	45,262
Total Loan Payments	354,169
Less: Current portion	(146,062)
Non-Current portion	$208,107

NOTE 14 – INCOME TAXES

The Company is incorporated in the State of Nevada and registered to do business in the State of California. The following is a breakdown of income before the provision for income taxes:

Consolidated pre-tax income (loss) consists of the following:

	For the Years
	Ended June 30,
	2026	2025
US operations	$(669,670)	$1,099,957
Foreign operations	7,895,549	4,947,300
	$7,225,879	$6,047,257

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

The components of the provision for income taxes are as follows:

	For the Years
	Ended June 30,
	2026	2025
Current:
Federal	$-	$-
State and Local	24,552	1,600
Foreign	1,653,965	1,411,601

Deferred:
Federal	-	-
State and Local	-	-
Foreign	(48,141)	63,137
Provision for income taxes	$1,630,376	$1,476,338

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) is as follows:

	For the Year Ended
	June 30, 2026
Income tax (benefit) provision at statutory rate	$1,517,432	21.0%
State income (benefit) taxes, net of federal tax benefit	2,636	0.0%
Foreign tax effects
Pakistan statutory rate differential	515,228	7.1%
China statutory rate differential	(107,494)	-1.5%
United Arab Emirates statutory rate differential	(372,081)	-5.1%
Pakistan alternative tax regimes	(151,661)	-2.1%
Pakistan prior-period super tax	442,805	6.1%
Other foreign tax effects	208,276	2.9%
Changes in valuation allowances	387,154	5.4%
Nontaxable or nondeductible items
Pakistan tax-exempt income	(1,486,727)	-20.6%
Thailand nondeductible bad debt	526,377	7.3%
Nondeductible executive compensation	135,822	1.9%
Other nontaxable or nondeductible items	49,405	0.7%
Other	(36,796)	-0.5%
Income tax expense (benefit)	$1,630,376	22.6%

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

Deferred income tax assets and liabilities as of June 30, 2026 and 2025 consist of tax effects of temporary differences related to the following:

	For the Years
	Ended June 30,
	2026	2025
Net operating loss carry forwards	$12,003,107	$10,963,495
Other	220,065	200,323
Total deferred tax assets	12,223,172	11,163,818
Valuation allowance for deferred tax assets	(12,097,786)	(11,163,818)
Deferred tax assets, net of valuation allowance	125,386	-
Deferred tax liabilities	(119,787)	(171,096)
Net deferred tax asset (liability)	$5,599	$(171,096)

The following table presents income taxes paid, net of refunds received, disaggregated by federal, state and local, and foreign jurisdictions for the year ended June 30, 2026.

For the year the ended June 30, 2026	Income taxes paid, net of refunds received
U.S. federal	$-
State and local	24,552
Foreign
United Kingdom	562,528
Pakistan	588,050
Thailand	90,100
UAE	249,835
All other foreign jurisdictions	-
Total foreign	1,490,513
Total income taxes paid, net of refunds received	$1,515,065

The Company maintains a valuation allowance against deferred tax assets when, based on the weight of available positive and negative evidence, management determines that it is more likely than not that such deferred tax assets will not be realized. The valuation allowance was $12,097,786 and $11,163,818 as of June 30, 2026 and 2025, respectively. The valuation allowance increased by $933,968 for the year ended June 30, 2026.

At June 30, 2026, federal and state net operating loss carryforwards in the United States of America were $30,182,032 and $8,947,835, respectively. Federal net operating loss carryforwards begin to expire in 2028, while state net operating loss carryforwards are expiring each year. Due to both historical and recent changes in the capitalization structure of the Company, the utilization of net operating losses may be limited pursuant to section 382 of the Internal Revenue Code. Net operating losses related to foreign entities were $19,820,304 at June 30, 2026.

As of June 30, 2026, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax, as well as various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2023 through 2026. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently invest and upon which no deferred US income taxes have been provided is $38,122,442 as of June 30, 2026. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed. The Company determined that it is not practicable to determine unrecognized deferred tax liability associated with the unremitted earnings attributable to the foreign subsidiaries.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

NOTE 15 - STOCKHOLDERS’ EQUITY

During the years ended June 30, 2026 and 2025, the Company issued 37,878 and 58,335 shares of common stock, respectively, to the independent Board of Directors as part of their board compensation. The grant date fair value was $144,000 and $159,000 for each period, and was recorded as compensation expense in the accompanying consolidated financial statements.

During the years ended June 30, 2026 and 2025, the Company issued 41,997 and 59,528 shares of common stock to the CEO for his bonus earned in fiscal years 2025 and 2024. The fair market value of the shares was $122,091 and $151,201, respectively.

During the year ended June 30, 2026, the Company accrued 44,985 shares of common stock to the CEO for his bonus earned in fiscal years 2026. The fair market value of the shares was $207,828.

During the year ended June 30, 2026, the Company accrued 66,571 shares of common stock to one-employee. The fair market value of the shares was $231,000.

During the year ended June 30, 2026 and 2025, the Company issued 24,688 and 2,680 shares of common stock to a consultant pursuant to the terms of his consultancy agreement. The grant date fair value of the shares was $91,667 and $8,333 and was recorded as compensation expense in the accompanying consolidated financial statements.

During the year ended June 30, 2026, the Company issued 20,000 shares of common stock to employees pursuant to the terms of their employment agreements. The grant date fair value of the shares was $84,400 and was recorded as compensation expense in the accompanying consolidated financial statements.

NOTE 16 – EQUITY INCENTIVE PLAN

At the Company’s 2025 annual meeting of shareholders, the shareholders approved the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan is the Company’s sole active equity compensation plan and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock-based awards to employees, directors, and consultants. The maximum number of shares of common stock authorized for issuance under the 2025 Plan is 1,100,000. Shares subject to awards that are forfeited, canceled, or expire without being exercised become available for grant under the plan. The 2025 Plan is administered by the Compensation Committee of the Board of Directors, which has discretion to determine the terms of awards, including vesting and performance conditions. The exercise price of stock options may not be less than the fair market value of the Company’s common stock on the date of grant, and the maximum term of any option is ten years. As of June 30, 2026, the remaining shares to be granted are 789,358 under the 2025 Plan.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# Number of shares	Weighted Average Grant Date Fair Value ($)

Unvested, June 30, 2024	-	$-
Granted	120,543	$2.64
Vested	(120,543)	$2.64
Forfeited / Cancelled	-	$-
Unvested, June 30, 2025	-	$-
Granted	236,119	$3.73
Vested	(236,119)	$3.73
Unvested, June 30, 2026	-	$-

For the years ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense of $758,895 and $167,333, respectively. In addition, 41,997 shares were issued to the CEO for his bonus, which was earned during fiscal years 2025 and 2024. The weighted average grant date fair value is determined by the Company’s closing stock price on the grant date.

Common stock purchase options consisted of the following:

OPTIONS:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value

Outstanding and exercisable, June 30, 2024	250,000	$2.15	0.5	$-
Granted	50,000	2.94	1.89
Exercised	(220,000)	2.15	-
Expired / Cancelled	(30,000)	2.15	-
Outstanding and exercisable, June 30, 2025	50,000	$2.94	1.89
Granted	-	-	-
Exercised	-	-	-
Expired / Cancelled	-	-	-
Outstanding and exercisable, June 30, 2026	50,000	$2.94	0.90	$84,000

The aggregate intrinsic value at June 30, 2026 represents the difference between the Company’s closing stock price of $4.62 on June 30, 2026 and the exercise price of the in-the-money stock options.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

The following table summarizes information about stock options outstanding and exercisable at June 30, 2026.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:

$2.94	50,000	0.90	$2.94
Totals	50,000	0.90	$2.94

OPTIONS

During the year ended June 30, 2025, the Company granted 50,000 options to a consultant with an exercise price of $2.94 per share, a two-year expiration date, and immediate vesting. Using the Black-Scholes method to value the options, the Company recorded $25,149 in compensation expense for these options in the accompanying consolidated financial statements.

The following table includes the assumptions used in the calculations:

June 30, 2025
Risk-free interest rate	3.99%
Expected life	1 year
Expected volatility	38.8%
Expected dividend	0%

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

NOTE 17 – RETIREMENT PLANS

The Company and its subsidiaries have varying defined contribution plans based on country-specific laws. Employer contributions vary by subsidiary from 0% up to 8% taking the form in some jurisdictions of employee matching contributions and in others direct employer contributions mandated by local law. During the years ended June 30, 2026 and 2025, the Company contributed $1,456,210 and $1,363,234, respectively, to these plans.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

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

Segment assets include all assets attributable to operations within the respective geographic regions, including cash, accounts receivable, contract assets, and property, plant, and equipment. Corporate assets, which primarily consist of cash and cash equivalents, goodwill, and assets associated with the Company’s corporate headquarters, are not allocated to the geographic segments and are shown separately.

The accounting policies of the reportable segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Intersegment revenues are eliminated in consolidation.

The following tables present financial information by reportable segment for the year ended June 30, 2026:

	For the Year Ended
	June 30, 2026
	North America	Europe	Asia - Pacific	Total
Revenues
License	$-	$181,970	$4,772,408	$4,954,378
Subscription and support	5,486,750	5,462,370	24,850,722	35,799,842
Services	3,568,641	8,400,105	21,648,414	33,617,160
Intersegment revenues	-	-	3,774,495	3,774,495
Total revenue from reportable segments	$9,055,391	$14,044,445	$55,046,039	$78,145,875
Elimination of intersegment revenues				(3,774,495)
Total consolidated revenues				$74,371,380

Revenues from reportable segments	$9,055,391	$14,044,445	$55,046,039	$78,145,875

Salaries and consultants	1,685,067	4,021,044	19,991,225	25,697,336
Travel	389,367	328,244	2,092,081	2,809,692
Depreciation	-	-	783,692	783,692
Other (a)	2,167,973	3,135,682	4,404,157	9,707,812
Gross Profit	4,812,984	6,559,475	27,774,884	39,147,343

Selling and marketing	2,721,440	1,522,634	7,072,530	11,316,604
Depreciation	7,360	174,083	273,286	454,729
General and administrative	957,047	3,487,884	9,907,783	14,352,714
Income (loss) from operations - reportable segments	$1,127,137	$1,374,874	$10,521,285	$13,023,296

Reconciliation:
Income (loss) from operations - reportable segments				$13,023,296
Corporate operating expenses				(6,076,631)
Interest expense				(605,619)
Interest income				1,071,472
Gain (loss) on foreign currency exchange transactions				(389,814)
Other income (expense)				203,175
Net income (loss) before income taxes				$7,225,879

	As of
	June 30, 2026
Segment assets:	North America	Europe	Asia - Pacific	Total
Cash	$399,011	$1,539,968	$24,997,445	$26,936,424
Accounts receivable, net of allowance	930,051	1,205,268	8,151,023	10,286,342
Contract assets, net of allowance	608,239	4,316,555	13,782,788	18,707,582
Other segment assets (b)	162,451	1,146,259	10,767,095	12,075,805
Total segment assets	$2,099,752	$8,208,050	$57,698,351	$68,006,153

Asset Reconciliation
Total assets for reportable segments				68,006,153
Corporate assets				530,372
Goodwill not allocated to segments				9,302,524
Consolidated total				$77,839,049

	For the Year ended June 30, 2026
	North America	Europe	Asia - Pacific	Total

Expenditures for property, plant and equipment	$21,100	$26,445	$1,959,569	$2,007,114

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

The following tables present financial information by reportable segment for the year ended June 30, 2025:

	For the Year Ended
	June 30, 2025
	North America	Europe	Asia - Pacific	Total
Revenues
License	$-	$111,377	$487,256	$598,633
Subscription and support	5,603,900	4,560,260	22,770,488	32,934,648
Services	6,399,927	9,972,363	16,182,658	32,554,948
Intersegment revenues			7,000,458	7,000,458
Total revenue from reportable segments	$12,003,827	$14,644,000	$46,440,860	$73,088,687
Elimination of intersegment revenues				(7,000,458)
Total consolidated revenues				$66,088,229

Revenues from reportable segments	$12,003,827	$14,644,000	$46,440,860	$73,088,687

Salaries and consultants	2,074,573	4,607,703	19,115,189	25,797,465
Travel	277,680	162,193	1,623,638	2,063,511
Depreciation	-	-	952,331	952,331
Other (a)	3,497,607	4,836,247	3,366,994	11,700,848
Gross Profit	6,153,967	5,037,857	21,382,708	32,574,532

Selling and marketing	2,103,890	1,341,023	6,278,262	9,723,175
Depreciation	3,167	186,927	321,358	511,452
General and administrative	755,194	4,059,517	8,502,694	13,317,405
Income (loss) from operations - reportable segments	$3,291,716	$(549,610)	$6,280,394	$9,022,500

Reconciliation:
Income (loss) from operations - reportable segments				$9,022,500
Corporate operating expenses				(5,520,782)
Interest expense				(871,355)
Interest income				1,871,040
Gain (loss) on foreign currency exchange transactions				1,301,613
Other income (expense)				244,241
Net income (loss) before income taxes				$6,047,257

	As of
	June 30, 2025
Segment assets:	North America	Europe	Asia - Pacific	Total
Cash	$387,955	$1,138,048	$15,248,031	$16,774,034
Accounts receivable, net of allowance	581,872	1,084,418	5,861,282	7,527,572
Contract assets, net of allowance	1,967,757	3,178,780	13,987,848	19,134,385
Other segment assets (b)	243,550	1,580,534	7,066,725	8,890,809
Total segment assets	$3,181,134	$6,981,780	$42,163,886	$52,326,800

Asset Reconciliation
Total assets for reportable segments				$52,326,800
Corporate assets				811,785
Goodwill not allocated to segments				9,302,524
Consolidated total				$62,441,109

	For the year ended June 30, 2025
	North America	Europe	Asia - Pacific	Total

Expenditures for property, plant and equipment	$17,332	$9,929	$1,355,509	$1,382,770

(a)	Other costs of goods sold include computer costs, third-party hardware and software costs, repair and maintenance, insurance, utilities, and communication expenses.

(b)	Other assets include property and equipment, right of use of assets, advances, deposits, and prepayments.

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

Geographic Information

The following table presents geographic information for revenues and long-lived assets for the years ended June 30 2026 and 2025.

	June 30, 2026		June 30, 2025
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

China	$19,210,603	$963,696	$17,043,193	$108,837
Thailand	5,427,978	216,790	2,745,299	585,401
USA	7,912,604	171,348	10,763,285	175,247
UK	14,044,445	681,768	14,644,000	998,465
Pakistan & India	3,127,103	9,205,752	2,292,058	4,514,487
Australia & New Zealand	14,653,482	9,082	8,609,997	5,923
Mexico	1,142,788	-	1,240,542	-
Indonesia	3,143,602	-	4,138,350	-
South Africa	729,724	-	814,817	-
South Korea	1,820,581	-	1,506,456	-
Other Countries	3,158,470	426,913	2,290,232	430,622
Total	$74,371,380	$11,675,349	$66,088,229	$6,818,982

Disclosed in the table below is the geographic information of total revenues by country for the years ended June 30, 2026 and 2025.

	Revenues 2026
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	South Korea	Other Countries

North America:	$9,055,392	$-	$-	$7,912,604	$-	$-	$-	$1,142,788	$-	$-	$-	$-
Europe:	14,044,445	-	-	-	14,044,445	-	-	-	-	-	-	-
Asia-Pacific:	51,271,543	19,210,603	5,427,978	-	-	3,127,103	14,653,482	-	3,143,602	729,724	1,820,581	3,158,470

Total	$74,371,380	$19,210,603	$5,427,978	$7,912,604	$14,044,445	$3,127,103	$14,653,482	$1,142,788	$3,143,602	$729,724	$1,820,581	$3,158,470

	Revenues 2025
	Total	China	Thailand	USA	UK	Pakistan & India	Australia & New Zealand	Mexico	Indonesia	South Africa	South Korea	Other Countries

North America:	$12,003,827	$-	$-	$10,763,285	$-	$-	$-	$1,240,542	$-	$-	$-	$-
Europe:	14,644,000	-	-	-	14,644,000	-	-	-	-	-	-	-
Asia-Pacific:	39,440,402	17,043,193	2,745,299	-	-	2,292,058	8,609,997	-	4,138,350	814,817	1,506,456	2,290,232
Total	$66,088,229	$17,043,193	$2,745,299	$10,763,285	$14,644,000	$2,292,058	$8,609,997	$1,240,542	$4,138,350	$814,817	$1,506,456	$2,290,232

NETSOL TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

NOTE 19 – NON-CONTROLLING INTEREST IN SUBSIDIARIES

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2026

NetSol PK	31.48%	$7,300,697
NetSol Innovation	31.48%	(767,076)
NAMECET	31.48%	1,447,641
NIAI	31.48%	(7,031)
NetSol Thai	0.006%	(336)
OTOZ® Thai	0.00%	-
Total		$7,973,895

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2025

NetSol PK	30.24%	$4,496,723
NetSol Innovation	30.24%	(637,529)
NAMECET	30.24%	567,819
NIAI	30.24%	(1,471)
NetSol Thai	0.006%	(184)
OTOZ® Thai	0.01%	7
Total		$4,425,365

During the year ended June 30, 2026, employees of NetSol PK, a majority-owned subsidiary of the Company, exercised stock options to purchase an aggregate of 1,543,987 shares of the subsidiary’s common stock for total proceeds of $425,661. Of this amount, $413,241 was received during the year ended June 30, 2026, and $12,420 was received during the fiscal year ended June 30, 2025. Due to this exercise, the non-controlling interest in NetSol PK, NetSol Innovation, NAMECET and NIAI increased from 30.24% at June 30, 2025 to 31.48% at June 30, 2026. The carrying amount of the non-controlling interest was increased by $647,514, and the difference of $221,853 was recognized as a decrease in additional paid-in capital in the Company’s consolidated equity. During the year ended June 30, 2025, NetSol PK, a majority-owned subsidiary of the Company, repurchased 2,690,251 shares of its outstanding common stock from the open market for $1,503,662. The repurchase did not result in a change of control and was therefore accounted for as an equity transaction in accordance with ASC 810-10. Due to this purchase, the non-controlling interest in NetSol PK, NetSol Innovation and NAMECET, decreased from 32.38% at June 30, 2024 to 30.24% at June 30, 2025. The carrying amount of the non-controlling interest was reduced by $1,532,797, and the difference of $29,135 was recognized as an increase in additional paid-in capital in the Company’s consolidated equity.

During the year ended June 30, 2026, the Company dissolved OTOZ® Thai. As a result, the effective non-controlling interest in Otoz® Thai decreased to 0.00%.

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

The following schedule discloses the effect on the Company’s equity due to the changes in the Company’s ownership interest.

	For the Years
	Ended June 30,
	2026	2025

Net income attributable to NetSol	$2,950,353	$2,923,233
Transfer to (from) non-controlling interest
Decrease in paid-in capital for purchase of 177,558 shares of OTOZ Inc common stock	-	(112,010)
Increase in paid-in capital for purchase of 2,690,251 shares of common stock of NetSol PK from Open Market	-	29,135
Decrease in paid-in capital for option exercise of 1,543,987 shares of common stock of NetSol PK by employees	(221,853)	-
Net transfer (to) from non-controlling interest	(221,853)	(82,875)
Change from net income attributable to NetSol and transfer (to) from non-controlling interest	$2,728,500	$2,840,358

