Form 10-Q
period 2026-09-30
NETSOL TECHNOLOGIES INC
filed 2026-11-12
CIK 1039280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

Yes ☐ No ☒

The issuer had 12,955,328 shares issued and 12,016,297 outstanding of its $.01 par value Common Stock and no Preferred Stock outstanding as of November 6, 2026.

NETSOL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of September 30, 2026	As of June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$19,697,789	$27,123,955
Accounts receivable, net of allowance of $161,853 and $48,606	9,144,194	10,286,342
Contract assets, net of allowance of $0 and $10	18,977,455	16,240,564
Other current assets	4,160,460	3,210,315
Total current assets	51,979,898	56,861,176
Contract assets, net - long term	2,483,199	2,467,018
Property and equipment, net	5,550,633	5,683,502
Right of use assets - operating leases	795,642	831,196
Other assets	7,242	7,241
Other intangible assets, net	3,619,868	2,686,392
Goodwill	9,302,524	9,302,524
Total assets	$73,739,006	$77,839,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,276,077	$8,708,029
Current portion of loans and obligations under finance leases	8,139,155	8,187,170
Current portion of operating lease obligations	499,603	447,332
Contract liabilities	6,941,958	10,287,225
Total current liabilities	22,856,793	27,629,756
Loans and obligations under finance leases; less current maturities	174,082	212,982
Operating lease obligations; less current maturities	260,146	428,491
Total liabilities	23,291,021	28,271,229

Stockholders’ equity:
Preferred stock, $.01 par value; 500,000 shares authorized;	-	-
Common stock, $.01 par value; 18,000,000 shares authorized; 12,910,343 shares issued and 11,971,312 outstanding as of September 30, 2026 ,12,825,028 shares issued and 11,885,997 outstanding as of June 30, 2026	129,106	128,253
Additional paid-in-capital	130,276,620	130,188,049
Treasury stock (at cost, 939,031 shares as of September 30, 2026 and June 30, 2026)	(3,920,856)	(3,920,856)
Accumulated deficit	(38,175,758)	(38,338,727)
Other comprehensive loss	(46,295,697)	(46,462,794)
Total NetSol stockholders’ equity	42,013,415	41,593,925
Non-controlling interest	8,434,570	7,973,895
Total stockholders’ equity	50,447,985	49,567,820
Total liabilities and stockholders’ equity	$73,739,006	$77,839,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2026	2025
Net Revenues:
License fees	$549,263	$72,225
Subscription and support	9,505,208	8,960,555
Services	6,357,989	5,979,143
Total net revenues	16,412,460	15,011,923

Cost of revenues	8,131,365	9,099,933
Gross profit	8,281,095	5,911,990

Operating expenses:
Selling, general and administrative	7,700,709	7,536,353
Research and development cost	171,626	214,343
Total operating expenses	7,872,335	7,750,696

Income (loss) from operations	408,760	(1,838,706)

Other income and (expenses)
Interest expense	(111,360)	(174,611)
Interest income	301,068	280,974
Gain (loss) on foreign currency exchange transactions	(6,811)	(286,917)
Other income	47,677	17,670
Total other income (expenses)	230,574	(162,884)

Net income (loss) before income taxes	639,334	(2,001,590)
Income tax provision	(105,126)	(215,775)
Net income (loss)	534,208	(2,217,365)
Non-controlling interest	(371,239)	(139,923)
Net income (loss) attributable to NetSol	$162,969	$(2,357,288)

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.01	$(0.21)
Diluted	$0.01	$(0.21)

Weighted average number of shares outstanding
Basic	11,906,981	11,429,695
Diluted	11,926,869	11,429,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,
	2026	2025
Net income (loss) attributable to NetSol	$162,969	$(2,357,288)
Other comprehensive income (loss):
Translation adjustment	222,765	259,917
Translation adjustment attributable to non-controlling interest	(55,668)	(49,083)
Net translation adjustment	167,097	210,834
Comprehensive income (loss) attributable to NetSol	$330,066	$(2,146,454)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

A statement of the changes in equity for the three months ended September 30, 2026, is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity
Balance at June 30, 2026	12,825,028	$128,253	$130,188,049	$(3,920,856)	$(38,338,727)	$(46,462,794)	$7,973,895	$49,567,820
Exercise of subsidiary common stock options	-	-	(13,476)	-	-	-	33,768	20,292
Common stock issued for:
Services	18,744	187	102,713	-	-	-	-	102,900
Accrued shares issued	66,571	666	(666)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	167,097	55,668	222,765
Net income	-	-	-	-	162,969	-	371,239	534,208
Balance at September 30, 2026	12,910,343	$129,106	$130,276,620	$(3,920,856)	$(38,175,758)	$(46,295,697)	$8,434,570	$50,447,985

A statement of the changes in equity for the three months ended September 30, 2025 is provided below:

						Other
			Additional			Compre-	Non	Total
	Common Stock		Paid-in	Treasury	Accumulated	hensive	Controlling	Stockholders’
	Shares	Amount	Capital	Shares	Deficit	Loss	Interest	Equity

Balance at June 30, 2025	12,700,465	$127,008	$129,529,901	$(3,920,856)	$(41,289,080)	$(46,613,208)	$4,425,365	$42,259,130
Exercise of subsidiary common stock options	-	-	(38,716)	-	-	-	115,283	76,567
Common stock issued for:
Services	33,442	334	145,066	-	-	-	-	145,400
Foreign currency translation adjustment	-	-	-	-	-	210,834	49,083	259,917
Net loss	-	-	-	-	(2,357,288)	-	139,923	(2,217,365)
Balance at September 30, 2025	12,733,907	$127,342	$129,636,251	$(3,920,856)	$(43,646,368)	$(46,402,374)	$4,729,654	$40,523,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$534,208	$(2,217,365)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	332,284	324,606
Provision for bad debts	112,794	(1,583)
Gain on sale of assets	(46,594)	(16,613)
Stock based compensation	102,900	145,400
Changes in operating assets and liabilities:
Accounts receivable	1,105,032	1,218,992
Contract assets	(2,639,619)	4,282,495
Other current assets	(172,448)	(323,491)
Accounts payable and accrued expenses	(1,476,931)	1,176,241
Contract liabilities	(3,407,627)	714,879
Net cash provided by (used in) operating activities	(5,556,001)	5,303,561

Cash flows from investing activities:
Purchases of property and equipment	(976,009)	(485,281)
Sales of property and equipment	46,594	16,687
Investment in associates	-	25,396
Increase in intangible assets	(1,001,481)	-
Net cash used in investing activities	(1,930,896)	(443,198)

Cash flows from financing activities:
Proceeds from exercise of subsidiary options	20,292	64,147
Proceeds from bank loans	-	242,421
Payments on finance lease obligations and loans - net	(119,298)	(115,350)
Net cash provided by (used in) financing activities	(99,006)	191,218
Effect of exchange rate changes	159,737	281,093
Net increase (decrease) in cash and cash equivalents	(7,426,166)	5,332,674
Cash and cash equivalents at beginning of the period	27,123,955	17,357,944
Cash and cash equivalents at end of period	$19,697,789	$22,690,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Three Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$187,327	$165,954
Taxes	$147,308	$100,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2026. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

September 30, 2026

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

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within the United States as well as in foreign countries. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash and restricted cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions within certain foreign countries are not covered by insurance, except balances maintained in China are insured for RMB 500,000 ($74,627) in each bank and in the UK for GBP 85,000 ($113,333) in each bank. The Company maintains three bank accounts in China and six bank accounts in the UK. As of September 30, 2026, and June 30, 2026, the Company had uninsured deposits related to cash deposits in accounts maintained within foreign entities of approximately $18,923,660 and $26,537,413, respectively. The Company has not experienced any losses in such accounts.

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

September 30, 2026

(Unaudited)

Recently Issued Accounting Standards

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

September 30, 2026

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

September 30, 2026

(Unaudited)

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

Professional Services

Revenue from professional services is typically comprised of implementation, development, data migration, training, or other consulting services. Consulting services are generally sold on a time-and-materials or fixed fee basis and can include services ranging from software installation to data conversion and building non-complex interfaces to allow the software to operate in integrated environments. The Company recognizes revenue for time-and-materials arrangements as the services are performed. For fixed fee implementations and customization services that are satisfied over time, revenue is recognized using an input method based on person-days incurred relative to total estimated person-days required to complete the services. Management applies judgment when estimating project status and the costs necessary to complete the services projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Services are generally invoiced upon milestones in the contract or upon consumption of the hourly resources and payments are typically due 30 days after invoice.

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

The Company’s disaggregated revenue by category is as follows:

	For the Three Months Ended September 30,
	2026	2025
Core:
License	$549,263	$72,225
Subscription and support	9,505,208	8,960,555
Services	5,754,553	5,094,911
Total core revenue, net	15,809,024	14,127,691

Non-Core:
Services	603,436	884,232
Total non-core revenue, net	603,436	884,232

Total net revenue	$16,412,460	$15,011,923

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

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

The most significant judgments and estimates involved in the Company’s revenue recognition policies are: (1) determining the stand-alone selling prices of the Company’s software licenses, and (2) measuring progress toward satisfaction of performance obligations for implementation, customization, and other services.

The stand-alone selling price of the licenses is measured primarily through an analysis of pricing that management evaluates when quoting prices to customers. Although the Company has no history of selling its software separately from post-contract support and other services, the Company does have historical experience with amending contracts with customers to provide additional modules of its software or providing those modules at an optional price. This information guides the Company in assessing the stand-alone selling price of the Company’s software, since the Company can observe instances where a customer had a particular component of the Company’s software that was essentially priced separately from other goods and services that the Company delivered to that customer.

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

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

The contract assets are transferred to receivables when the rights to consideration become unconditional, usually upon completion of a milestone.

The Company’s contract assets and contract liabilities are as follows:

	As of September 30, 2026	As of June 30, 2026

Contract assets	$21,460,654	$18,707,582

Contract liabilities	$6,941,958	$10,287,225

The Company’s contract liabilities reconciliation is as follows:

Unearned Revenue
Balance at June 30, 2026	$10,287,225
Invoiced	3,401,551
Revenue Recognized	(6,759,099)
Adjustments	12,281
Balance at September 30, 2026	$6,941,958

During the three months ended September 30, 2026, the Company recognized revenue of $4,581,000, which was included in the contract liabilities balance at the beginning of the period. All other activity in contract liabilities is due to the timing of invoicing in relation to the timing of revenue recognition.

Revenue allocated to the remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes contract liabilities and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $47,326,000 as of September 30, 2026, of which the Company estimates to recognize approximately $19,695,000 in revenue over the next 12 months and the remainder over an estimated 3 years thereafter. Actual revenue recognition depends in part on the timing of software modules installed at various customer sites. Accordingly, some factors that affect the Company’s revenue, such as the availability and demand for modules within customer geographic locations, is not entirely within the Company’s control. In certain arrangements, the timing of revenue recognition differs from the timing of invoicing and cash collections, which may result in Contract assets or Contract liabilities balances. The Company evaluates its contracts to determine whether a significant financing component exists. In arrangements where payment terms are extended beyond one year and are determined to provide financing to the customer, the transaction price is adjusted to reflect the time value of money. The related financing component is recognized as interest income over the payment term using the effective interest method. For other arrangements, the primary purpose of the Company’s billing terms is to align invoicing with contractual milestones, customer acceptance provisions, or implementation schedules, and not to provide financing to customers or the Company.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

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

September 30, 2026

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

The components of basic and diluted earnings per share were as follows:

	For the three months ended September 30, 2026
	Net Income	Shares	Per Share
Basic income per share:
Net income	$162,969	11,906,981	$0.01
Effect of dilutive securities
Stock options	-	19,888	-
Diluted income per share	$162,969	11,926,869	$0.01

	For the three months ended September 30, 2025
	Net Loss	Shares	Per Share

Basic loss per share:
Net loss	$(2,357,288)	11,429,695	$(0.21)
Effect of dilutive securities
Stock options	-	-	-
Diluted loss per share	$(2,357,288)	11,429,695	$(0.21)

As of September 30, 2026 and 2025, 50,000 stock options were outstanding. For the three months ended September 30, 2026, the dilutive effect of these options was 19,888 shares, calculated using the treasury stock method, and is included in the weighted average number of shares used to compute diluted earnings per share.

On September 30, 2026, the Company granted 40,000 restricted shares, of which 10,000 shares vested immediately, and 30,000 shares remained unvested as of September 30, 2026. The vested shares are included in the weighted average shares outstanding used to compute basic and diluted earnings per share from the date of grant. The 30,000 unvested shares are excluded from basic weighted average shares outstanding until they vest, and were excluded from the computation of diluted earnings per share for the three months ended September 30, 2026 because their effect would have been anti-dilutive.

For the three months ended September 30, 2025, the Company reported a net loss. Accordingly, all outstanding options were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive, and basic and diluted loss per share were the same.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

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

Assets and liabilities are translated at the exchange rate on the balance sheet date, and operating results are translated at the average exchange rate throughout the period. Accumulated translation losses classified as an item of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet were $46,295,697 and $46,462,794 as of September 30, 2026 and June 30, 2026, respectively. During the three months ended September 30, 2026 and 2025, comprehensive income (loss) in the consolidated statements of comprehensive income (loss) included a translation gain attributable to NetSol of $167,097 and $210,834, respectively.

NOTE 6 – MAJOR CUSTOMERS

Revenue Concentration

For the three months ended September 30, 2026, three customers accounted for 21.6%, 14.5% and 11.3% of net revenues, respectively.

For the three months ended September 30, 2025, the Company had three customers that comprised 24.7%, 14.8% and 10.4% of the Company’s net revenues, respectively.

Accounts Receivable Concentration

As of September 30, 2026, two customers accounted for 15.6% and 13.6% of accounts receivable. As of June 30, 2026, four customers accounted for 18.8%, 16.1%, 12.5% and 11.1% of accounts receivable.

Contract Assets Concentration

As of September 30, 2026, four customers accounted for 23.8%, 21.1%, 13.1% and 10.5% of contract assets. As of June 30, 2026, four customers accounted for 23.4%, 22.6%, 13.6%, and 10.0% of contract assets.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	As of	As of
	September 30, 2026	June 30, 2026

Accounts receivable	$9,306,047	$10,334,948
Allowance of expected credit losses	(161,853)	(48,606)
Accounts receivable, net	$9,144,194	$10,286,342

Movements of allowance for expected credit losses are as follows:

	For the Three Months
	Ended September 30,
	2026	2025
Beginning balance	$48,606	$34,496
Addition	112,804	1,489
Effect of translation adjustment	443	(4,323)
	$161,853	$31,662

As of September 30, 2026 and June 30, 2026 the balance of allowance for expected losses was $161,853 and $48,606 related to accounts receivable from third party customers, respectively. For the three months ended September 30, 2026 and 2025, allowance for expected credit losses was $112,804 and $1,489, respectively.

NOTE 8 - OTHER CURRENT ASSETS

Other current assets consisted of the following:

	As of	As of
	September 30, 2026	June 30, 2026

Prepaid Expenses	$1,061,698	$1,232,691
Advance Income Tax	389,469	280,474
Employee Advances	714,086	589,755
Security Deposits	147,979	152,093
Other Receivables	355,079	371,530
Other Assets	1,492,149	583,772
Net Balance	$4,160,460	$3,210,315

NOTE 9 – CONTRACT ASSETS – NON-CURRENT

The Company records non-current contract assets at present value using a discounted cash flow method based on the expected timing of future cash flows. The discount rates used reflect the applicable borrowing rates at the time the related contract assets are initially recognized. The Company used discount rates ranging from 4.5% to 6.6% for contract assets initially recognized during the period ended September 30, 2026 and June 30, 2026. The resulting discount is accreted over the period until the expected billing date, with the accretion recognized as interest income. During the three months ended September 30, 2026 and 2025, the Company recognized $28,875 and $24,814, respectively, of interest income related to the accretion of the discount.

The reconciliation is as follows:

	Contract assets, net of allowance for credit losses	Fair value discount	Contract assets - non-current, net
Balance at June 30, 2026	$2,840,237	$(373,219)	$2,467,018
Accretion of discount	-	28,875	28,875
Effect of translation adjustment	(13,791)	1,097	(12,694)
Balance at September 30, 2026	$2,826,446	$(343,247)	$2,483,199

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of	As of
	September 30, 2026	June 30, 2026

Office Furniture and Equipment	$2,948,903	$2,864,962
Computer Equipment	9,960,273	9,780,261
Assets Under Capital Leases	142,015	140,273
Building	3,619,254	3,606,143
Land	917,859	914,360
Autos	2,327,541	2,349,412
Improvements	268,206	267,292
Subtotal	20,184,051	19,922,703
Accumulated Depreciation	(14,633,418)	(14,239,201)
Property and Equipment, Net	$5,550,633	$5,683,502

For the three months ended September 30, 2026 and 2025, depreciation expense totaled $310,724 and $324,606, respectively. Of these amounts, $194,796 and $208,731, respectively, are reflected in cost of revenues.

The following is a summary of fixed assets held under finance leases as of September 30, 2026 and June 30, 2026:

	As of	As of
	September 30, 2026	June 30, 2026
Vehicles	$142,015	$140,273
Total	142,015	140,273
Less: Accumulated Depreciation - Net	(89,469)	(79,973)
	$52,546	$60,300

Finance lease term and discount rate were as follows:

	As of	As of
	September 30, 2026	June 30, 2026

Weighted average remaining lease term - Finance leases	0.6 Years	0.75 Years

Weighted average discount rate - Finance leases	11.5%	11.3%

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

NOTE 11 – GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations. Goodwill was comprised of the following amounts:

	As of	As of
	September 30, 2026	June 30, 2026
NetSol PK	$1,166,610	$1,166,610
NTE	3,471,814	3,471,814
NTA	4,664,100	4,664,100
Total	$9,302,524	$9,302,524

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

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2026	June 30, 2026
Assets
Operating lease assets, net	$795,642	$831,196

Liabilities
Current
Operating	$499,603	$447,332
Non-current
Operating	260,146	428,491
Total Lease Liabilities	$759,749	$875,823

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

The components of lease cost were as follows:

	For the Three Months
	Ended September 30,
	2026	2025

Amortization of finance lease assets	$8,541	$8,125
Interest on finance lease obligation	3,259	3,042
Operating lease cost	203,344	81,627
Short term lease cost	65,440	76,465
Sub lease income	(8,974)	(8,974)
Total lease cost	$271,610	$160,285

Lease term and discount rate were as follows:

	As of	As of
	September 30, 2026	June 30, 2026

Weighted average remaining lease term - Operating leases	2.04 Years	1.99 Years

Weighted average discount rate - Operating leases	5.3%	5.0%

Supplemental disclosures of cash flow information related to leases were as follows:

	For the Three Months
	Ended September 30,
	2026	2025

Operating cash flows related to operating leases	$205,235	$75,824

Operating cash flows related to finance leases	$3,254	$3,042

Financing cash flows related finance leases	$3,453	$3,031

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

Maturities of operating lease liabilities were as follows as of September 30, 2026:

Amount
Within year 1	$531,422
Within year 2	195,877
Within year 3	71,058
Total Lease Payments	798,357
Less: Imputed interest	(38,608)
Present Value of lease liabilities	759,749
Less: Current portion	(499,603)
Non-Current portion	$260,146

The Company is a lessor for certain office space leased by the Company and sub-leased to others under non-cancellable leases. These lease agreements provide for a fixed base rent and are currently on a month-to-month basis. All leases are considered operating leases. There are no rights to purchase the premises and no residual value guarantees. For the three months ended September 30, 2026 and 2025, the Company received lease income of $8,974, respectively.

NOTE 13 – OTHER INTANGIBLE ASSETS

Other intangible assets consist of capitalized costs of internally developed software.

	September 30, 2026	June 30, 2026

Opening balance	$2,686,392	$-
Capitalized development cost	1,001,481	2,686,392
Transferred to property and equipment	(64,032)	-
Effect of translation adjustment	17,587	-
Amortization expense	(21,560)	-
Net carrying value	$3,619,868	$2,686,392

During the three months ended September 30, 2026, the Company capitalized $1,001,481 of costs related to internal-use software projects. For the three months ended September 30, 2026, amortization expense was $21,560 and is reflected in cost of revenues.

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of	As of
	September 30, 2026	June 30, 2026

Accounts Payable	$1,106,997	$1,269,674
Accrued Liabilities	3,532,104	4,576,765
Accrued Payroll	1,732,639	1,854,958
Accrued Payroll Taxes	165,761	152,082
Taxes Payable	512,093	575,039
Other Payable	226,483	279,511
Total	$7,276,077	$8,708,029

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

NOTE 15 – DEBTS

Notes payable and finance leases consisted of the following:

		As of September 30, 2026
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$40,006	$40,006	$-
Line of Credit	(2)	-	-	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,805,184	1,805,184	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	-	-
Loan Payable Bank - Export Refinance III	(7)	-	-	-
Loan Payable Bank - Export Refinance IV	(8)	1,371,940	1,371,940	-
Loan Payable Bank - Export Refinance V	(9)	4,693,480	4,693,480	-
Sale and Leaseback Financing	(10)	320,652	150,971	169,681
		8,231,262	8,061,581	169,681
Subsidiary Finance Leases	(11)	81,975	77,574	4,401
		$8,313,237	$8,139,155	$174,082

		As of June 30, 2026
			Current	Long-Term
Name		Total	Maturities	Maturities

D&O Insurance	(1)	$121,043	$121,043	$-
Line of Credit	(2)	-	-	-
Bank Overdraft Facility	(3)	-	-	-
Loan Payable Bank - Export Refinance	(4)	1,798,302	1,798,302	-
Loan Payable Bank - Running Finance	(5)	-	-	-
Loan Payable Bank - Export Refinance II	(6)	-	-	-
Loan Payable Bank - Export Refinance III	(7)	-	-	-
Loan Payable Bank - Export Refinance IV	(8)	1,366,710	1,366,710	-
Loan Payable Bank - Export Refinance V	(9)	4,675,586	4,675,586	-
Sale and Leaseback Financing	(10)	354,169	146,062	208,107
		8,315,810	8,107,703	208,107
Subsidiary Finance Leases	(11)	84,342	79,467	4,875
		$8,400,152	$8,187,170	$212,982

(1)	The Company finances Directors’ and Officers’ (“D&O”) liability insurance and Errors and Omissions (“E&O”) liability insurance, for which the D&O and E&O balances are renewed on an annual basis and, as such, are recorded in current maturities. The interest rate on these financings ranged from 7.4% to 7.8% as of September 30, 2026 and June 30, 2026.

(2)	The Company has an uncommitted discretionary demand line of credit up to an aggregate amount of $1,000,000 with HSBC, secured by a lien on the Company’s assets. The annual interest rate was 8.0% as of September 30, 2026 and June 30, 2026. The total outstanding balance as of September 30, 2026 and June 30, 2026 was $Nil.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

(3)	The Company’s subsidiary, NTE, has an overdraft facility with HSBC Bank plc whereby the bank would cover any overdrafts up to £300,000, or approximately $400,000. The annual interest rate was 8.0% as of September 30, 2026 and June 30, 2026. The total outstanding balance as of September 30, 2026 and June 30, 2026 was £Nil.

This overdraft facility requires that the aggregate amount of invoiced trade debtors (net of provisions for bad and doubtful debts and excluding intra-group debtors) of NTE, not exceeding 90 days old, will not be less than an amount equal to 200% of the facility. As of September 30, 2026, NTE was in compliance with this covenant.

(4)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Askari Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 600,000,000 or $2,166,221 at September 30, 2026 and Rs. 600,000,000 or $2,157,963 at June 30, 2026. NetSol PK used Rs. 500,000,000 or $1,805,184 at September 30, 2026 and Rs. 500,000,000 or $1,798,302 at June 30, 2026. The interest rate for the loan was 6.5% at September 30, 2026 and 4.5% at June 30, 2026.

(5)	The Company’s subsidiary, NetSol PK, has a running finance facility with Askari Bank Limited, secured by NetSol PK’s assets. The total facility amount is Rs. 4,050,937 or $14,625 and Rs. 4,050,937 or $14,570, at September 30, 2026 and June 30, 2026, respectively. The balance outstanding at September 30, 2026 and June 30, 2026 was Rs. Nil. The interest rate for the loan was 13.9% at September 30, 2026 and 13.8% at June 30, 2026.

(6)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Bank Al-Habib Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 400,000,000 or $1,444,148 at September 30, 2026. NetSol PK has not used this facility at September 30, 2026. The interest rate for the loan was 4.5% at September 30, 2026.

(7)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Bank of Punjab, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 200,000,000 or $722,074 at September 30, 2026. NetSol PK has not used this facility at September 30, 2026. The interest rate for the loan was 4.5% at September 30, 2026.

These facilities require NetSol PK to maintain a long-term debt equity ratio of 60:40 and the current ratio of 1:1. As of September 30, 2026, NetSol PK was in compliance with this covenant.

(8)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Samba Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 380,000,000 or $1,371,940 and Rs. 380,000,000 or $1,366,710 at September 30, 2026 and June 30, 2026, respectively. NetSol PK used Rs. 380,000,000 or $1,371,940 and Rs. 380,000,000 or $1,366,710 at September 30, 2026 and June 30, 2026, respectively. The interest rate for the loan was 5.5% at September 30, 2026 and 4.5% at June 30, 2026.

During the tenure of the loan, the facilities from Samba Bank Limited require NetSol PK to maintain at a minimum a current ratio of 1:1, an interest coverage ratio of 4 times, a leverage ratio of 2 times, and a debt service coverage ratio of 4 times. As of September 30, 2026, NetSol PK was in compliance with these covenants.

(9)	The Company’s subsidiary, NetSol PK, has an export refinance facility with Habib Metro Bank Limited, secured by NetSol PK’s assets. This is a revolving loan that matures every six months. The total facility amount is Rs. 1,300,000,000 or $4,693,480 and Rs. 1,300,000,000 or $4,675,586, at September 30, 2026 and June 30, 2026, respectively. NetSol PK used Rs. 1,300,000,000 or $4,693,480 and Rs. 1,300,000,000 or $4,675,586, at September 30, 2026 and June 30, 2026, respectively. The interest rate for the loan was 5.5% at September 30, 2026 and 4.5% at June 30, 2026.

(10)	The Company’s subsidiary, NetSol PK, availed sale and leaseback financing from First Habib Modaraba secured by the transfer of the vehicles’ title. As of September 30, 2026, NetSol PK used Rs. 88,814,111 or $320,652 of which $169,681 was shown as long term and $150,971 as current. As of June 30, 2026, NetSol PK used Rs. 98,473,095 or $354,169 of which $208,107 was shown as long-term and $146,062 as current. The interest rate for the loan was from 11.4% to 12.3% at September 30, 2026 and June 30, 2026, respectively.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

(11)	The Company leases various fixed assets under finance lease arrangements expiring in various years through 2029. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are secured by the assets themselves. Depreciation of assets under finance leases is included in depreciation expense for the three months ended September 30, 2026 and 2025.

Following are the aggregate minimum future lease payments under finance leases as of September 30, 2026:

Amount
Minimum Lease Payments
Within year 1	$83,321
Within year 2	2,617
Within year 3	2,401
Total Minimum Lease Payments	88,339
Interest Expense relating to future periods	(6,364)
Present Value of minimum lease payments	81,975
Less: Current portion	(77,574)
Non-Current portion	$4,401

The following are the aggregate future long-term debt payments as of September 30, 2026, which consist of “Sale and Leaseback Financing (9)”.

Amount
Loan Payments
Within year 1	$150,971
Within year 2	151,923
Within year 3	17,758
Total Loan Payments	320,652
Less: Current portion	(150,971)
Non-Current portion	$169,681

NOTE 16 - STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2026, the Company issued 8,744 shares of common stock to the independent Board of Directors as part of their board compensation. The grant-date fair value was $48,000 and was recorded as compensation expense in the accompanying consolidated financial statements.

During the three months ended September 30, 2026, the Company issued 66,571 shares of common stock to an employee as compensation for services. The related expense of $231,000, based on the grant-date fair value, was recognized in fiscal year 2026.

On September 30, 2026, the Company’s Board of Directors granted 40,000 shares of common stock to the Company’s Chief Financial Officer under the 2025 Equity Incentive Plan. Of these shares, 10,000 vested immediately on the grant date. The remaining 30,000 shares vest in three tranches of 10,000 shares each, on the earlier of (i) the closing price of the Company’s common stock equaling or exceeding $5.00, $7.00 and $10.00 per share, respectively, for 20 trading days within any 30 consecutive trading-day period, or (ii) July 1, 2027, July 1, 2028 and July 1, 2029, respectively, subject to continued employment through the vesting date.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

The grant-date fair value of the award was $219,600, based on the $5.49 closing price of the Company’s common stock on the grant date. Because the stock-price targets can only accelerate vesting, the market conditions had no measurable effect on fair value, as confirmed by a Monte Carlo simulation. Compensation cost for each tranche is recognized over the shorter of its explicit service period and its derived service period, which was estimated using a Monte Carlo simulation. If a stock-price target is achieved before the end of a tranche’s requisite service period, any remaining unrecognized compensation cost for that tranche is recognized at that time. The Company accounts for forfeitures as they occur.

Stock Grants

The following table summarizes stock grants awarded as compensation:

	# Number of shares	Weighted Average Grant Date Fair Value ($)
Unvested, June 30, 2026	-	$-
Granted	48,744	$5.49
Vested	(18,744)	$5.49
Unvested, September 30, 2026	30,000	$5.49

For the three months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $102,900 and $145,400, respectively. For the three months ended September 30, 2026, this included $54,900 related to the award granted to the Company’s Chief Financial Officer and $48,000 related to shares issued to members of the Board of Directors as compensation for their services. The grant-date fair value of share awards is based on the closing price of the Company’s common stock on the grant date. As of September 30, 2026, unrecognized compensation cost related to nonvested awards was $164,700, all of which relates to the award granted to the Chief Financial Officer. This cost is expected to be recognized over a weighted-average period of approximately 1.0 year.

NOTE 17 – INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

Common stock purchase options consisted of the following:

OPTIONS:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregated Intrinsic Value
Outstanding and exercisable, June 30, 2026	50,000	$2.94	0.90
Granted	-	-	-
Exercised	-	-	-
Expired / Cancelled	-	-	-
Outstanding and exercisable, September 30, 2026	50,000	$2.94	0.66	$127,500

The aggregate intrinsic value at September 30, 2026 represents the difference between the Company’s closing stock price of $5.49 on September 30, 2026 and the exercise price of the in-the-money stock options.

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2026.

Exercise Price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
OPTIONS:

$2.94	50,000	0.66	$2.94
Totals	50,000	0.66	$2.94

NOTE 18– OPERATING SEGMENTS

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

The following tables present financial information by reportable segment for the three months ended September 30, 2026:

	For the Three Months Ended
	September 30, 2026
	North America	Europe	Asia - Pacific	Total
Revenues
License	$-	$1,277	$547,986	$549,263
Subscription and support	1,552,969	1,181,114	6,771,125	9,505,208
Services	1,093,741	1,363,079	3,901,169	6,357,989
Intersegment revenues			1,970,747	1,970,747
Total revenue from reportable segments	2,646,710	2,545,470	13,191,027	18,383,207
Elimination of intersegment revenues				(1,970,747)
Total consolidated revenues				$16,412,460

Revenues from reportable segments	2,646,710	2,545,470	13,191,027	18,383,207

Salaries and consultants	385,429	1,169,127	4,697,061	6,251,617
Travel	85,973	27,216	236,861	350,050
Depreciation	-	-	216,356	216,356
Other (a)	1,143,339	1,243,667	897,083	3,284,089
Gross Profit	1,031,969	105,460	7,143,666	8,281,095

Selling and marketing	529,177	318,942	1,859,839	2,707,958
Depreciation	2,142	42,850	70,936	115,928
General and administrative	211,022	906,376	2,513,802	3,631,200
Income (loss) from operations - reportable segments	$289,628	$(1,162,708)	$2,699,089	$1,826,009

Reconciliation:
Income (loss) from operations - reportable segments				$1,826,009
Corporate operating expenses				(1,417,249)
Interest expense				(111,360)
Interest income				301,068
Gain (loss) on foreign currency exchange transactions				(6,811)
Other income (expense)				47,677
Net income (loss) before income taxes				$639,334

	As of
	September 30, 2026
Segment assets:	North America	Europe	Asia - Pacific	Total
Cash	$463,515	$152,016	$18,771,644	$19,387,175
Accounts receivable, net of allowance	1,525,417	1,052,176	6,566,601	9,144,194
Contract assets, net of allowance	978,341	5,179,699	15,302,614	21,460,654
Other segment assets (b)	123,001	1,060,641	12,709,092	13,892,734
Total segment assets	$3,090,274	$7,444,532	$53,349,951	$63,884,757

Asset Reconciliation
Total assets for reportable segments				63,884,757
Corporate assets				551,725
Goodwill not allocated to segments				9,302,524
Consolidated total				$73,739,006

	For the three months ended September 30, 2026
	North America	Europe	Asia - Pacific	Total

Expenditures for property, plant and equipment	$3,964	$65,763	$906,282	$976,009

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

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

NETSOL TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

(Unaudited)

NOTE 19 – NON-CONTROLLING INTEREST IN SUBSIDIARY

The Company had non-controlling interests in several of its subsidiaries. The balance of non-controlling interest was as follows:

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at September 30, 2026

NetSol PK	31.54%	$7,967,713
NetSol Innovation	31.54%	(818,503)
NAMECET	31.54%	1,288,831
NIAI	31.54%	(3,156)
NetSol Thai	0.006%	(315)
Total		$8,434,570

SUBSIDIARY	Non-Controlling Interest %	Non-Controlling Interest at June 30, 2026

NetSol PK	31.48%	$7,300,697
NetSol Innovation	31.48%	(767,076)
NAMECET	31.48%	1,447,641
NIAI	31.48%	(7,031)
NetSol Thai	0.006%	(336)
Total		$7,973,895

During the three months ended September 30, 2026, employees of NetSol PK, a majority-owned subsidiary of the Company, exercised stock options to purchase an aggregate of 72,370 shares of the subsidiary’s common stock for total proceeds of $20,292. Due to this exercise, the non-controlling interest in NetSol PK, NetSol Innovation, NAMECET and NIAI increased from 31.48% at June 30, 2026 to 31.54% at September 30, 2026. The carrying amount of the non-controlling interest was increased by $33,768, and the difference of $13,476 was recognized as a decrease in additional paid-in capital in the Company’s consolidated equity.

The following schedule discloses the effect on the Company’s equity due to the changes in the Company’s ownership interest.

	For the Three Months
	Ended September 30,
	2026	2025

Net income attributable to NetSol	$162,969	$(2,357,288)
Transfer to (from) non-controlling interest
Decrease in paid-in capital for option exercise of 72,370 and 278,455 shares of common stock of NetSol PK by employees	(13,476)	(38,716)
Net transfer (to) from non-controlling interest	(13,476)	(38,716)
Change from net income attributable to NetSol and transfer (to) from non-controlling interest	$149,493	$(2,396,004)

NOTE 20– INCOME TAXES

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

During the three months ended September 30, 2026 and 2025, the Company recorded an income tax provision of $105,126 and $215,775, respectively.

NOTE 21 – SUBSEQUENT EVENTS

Evaluation of Strategic Alternatives for VLS

On October 1, 2026, the Board of Directors of NetSol Technologies Europe Limited (“NTE”), the parent company of Virtual Lease Services Limited (“VLS”), began evaluating strategic alternatives for VLS, including a potential sale or wind-down of its operations. VLS revenue for the three months ended September 30, 2026 represented approximately 1.7% of consolidated revenues, and its total assets represented approximately 1.3% of total consolidated assets. As of the date of this report, no plan has been approved, and no definitive agreement has been executed. If NTE completes a sale or wind-down, the Company may recognize a loss on disposal and incur exit-related costs, which cannot be reasonably estimated at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for the three months ended September 30, 2026. The following discussion should be read in conjunction with the information included within our Annual Report on Form 10-K for the year ended June 30, 2026, and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

The Company has grown both organically and through strategic acquisitions. In 2005, NetSol acquired CQ Systems Ltd., a UK-based provider of asset-based financial solutions, which established the Company’s presence in the UK asset finance market. In 2006, the Company acquired McCue Systems, Inc., a California-based provider of lease and loan portfolio management software with more than 30 years of industry experience, strengthening NetSol’s North American operations. In 2011, the Company, through its subsidiary NTE, acquired a 51% interest in Virtual Lease Services Ltd. (“VLS”) in a joint venture with Investec Asset Finance Plc and acquired the remaining 49% in 2019.

Over subsequent years, NetSol transitioned from its legacy product suite to its current unified Transcend™ Platform: a cloud-deployed, AI-enabled, API-first ecosystem that today serves as the foundation for the Company’s current generation product and service offerings.

Industry and market

The Company serves two complementary markets: the global asset finance and leasing industry, and digital retail for vehicle sales, where the Company’s current focus is the United States.

The Company maintains regional offices in the following locations:

●	North America: Encino, California (Corporate Headquarters) and Austin, Texas, U.S.
●	Europe: Horsham and Flintshire, UK
●	Asia-Pacific: Sydney, Australia; Bangkok, Thailand; Beijing and Tianjin, China; Jakarta, Indonesia; Lahore and Karachi, Pakistan; Dubai, UAE

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

OUR PRODUCTS AND SERVICES

NetSol delivers its solutions through the Transcend™ Platform, a unified, API-first technology platform for the asset finance, leasing and automotive retail markets. The platform is designed for deployment in the cloud or in customer-managed environments, to integrate with existing customer and third-party systems through open APIs and to operate under the regulatory, audit and data-residency requirements applicable to financial institutions. Artificial intelligence is embedded within the platform and is applied in capabilities such as credit decisioning, document processing, portfolio analytics, collection intelligence and lifecycle servicing. The platform also enables customers to develop and deploy agents that operate on their data within their own environments, subject to the same access, audit and data-residency controls that apply across the platform.

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

Highlights

Listed below are a few of NetSol’s highlights for the quarter ended September 30, 2026:

●	We executed an agreement with BMO Equipment Finance, a leading North American bank and a long-standing customer, to migrate its U.S. and Canadian equipment finance portfolios from the legacy LeasePak platform to the next-generation Transcend™ Finance platform.

●	We entered into an agreement with an automotive and powersports dealership group in North America to implement our Transcend Retail system to power its next-generation omnichannel digital retail platform. The agreement for the initial phase of development is valued at approximately $1.6 million.

●	We generated nearly $2 million in revenue through major system enhancements and platform modifications for multiple customers across the globe.

●	We announced the go-live of our Transcend Retail platform across two new U.S. dealer partners: Atlanta Autos and Royal Coach RV.

●	We announced leadership transitions across our Americas and Europe businesses. Faizaan Ghauri was named President of NetSol Technologies Americas; Peter Minshall and Umar Qadri relocated to the United Kingdom to strengthen NetSol’s European operations and commercial presence.

●	We implemented AI-powered solutions primarily across HR and in selected finance processes, alongside broader initiatives to optimize workflows, reduce manual effort, and enhance operational efficiency and productivity. These efforts are supported by an enterprise AI governance framework and employee training, with a focus on improving process effectiveness and enabling more efficient use of resources.

Industry trends affecting our business

Management believes the following trends and uncertainties may have a material, favorable or unfavorable impact on the Company.

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

Shift from license to subscription revenue

Customers increasingly purchase the Company’s software on a subscription basis rather than as a perpetual license. Subscription arrangements are recognized ratably over the contract term rather than at delivery, which reduces period-to-period revenue volatility and improves visibility but defers recognition of amounts that would previously have been recorded as license revenue at contract signing. Subscription and support revenue grew 6.1% in the quarter and represented approximately 58% of total revenue.

Replacement of legacy lender systems

Many of the Company’s customers and prospects operate core systems that are decades old, including the Company’s own legacy platforms. Replacement decisions are infrequent, involve long evaluation and implementation cycles and are sensitive to the customer’s budget and risk appetite, so the timing of new agreements and go-lives can shift revenue between quarters. Upgrades of existing customers from legacy platforms to Transcend are a principal source of new subscription revenue.

Entry of horizontal platform vendors

Providers of general-purpose enterprise software, including customer relationship management and low-code platforms, have begun offering configurable solutions for lending and leasing, and the Company has started to encounter them in competitive evaluations. These vendors bring scale and existing relationships with the Company’s customers in other functions. The Company’s position in these evaluations rests on the depth of its asset finance functionality and its experience operating complex leasing and wholesale finance products in regulated, multi-entity environments.

Artificial intelligence in software development and delivery

AI tools are changing how enterprise software is built, implemented and supported. The Company uses these tools in its own development and delivery operations and expects them to contribute to delivery efficiency over time. The same tools may reduce the implementation effort customers are willing to pay for and lower barriers to entry for competitors.

Offshore delivery and currency exposure

The majority of the Company’s development and delivery personnel are located in offshore delivery centers in Asia, which provides a cost advantage relative to competitors with onshore workforces. The Company’s results are affected by wage inflation and competition for technical talent in those markets, and by movements in local currencies against the U.S. dollar, the euro and the British pound, as described under Other Income and Expense.

CHANGES IN FINANCIAL CONDITION

Quarter Ended September 30, 2026 Compared to the Quarter Ended September 30, 2025

The following table sets forth the items in our unaudited condensed consolidated statement of operations for the three months ended September 30, 2026 and 2025 as a percentage of revenues.

	For the Three Months
	Ended September 30,
	2026	%	2025	%
Net Revenues:
License fees	$549,263	3.3%	$72,225	0.5%
Subscription and support	9,505,208	57.9%	8,960,555	59.7%
Services	6,357,989	38.7%	5,979,143	39.8%
Total net revenues	16,412,460	100.0%	15,011,923	100.0%

Cost of revenues	8,131,365	49.5%	9,099,933	60.6%
Gross profit	8,281,095	50.5%	5,911,990	39.4%
Operating expenses:
Selling, general and administrative	7,700,709	46.9%	7,536,353	50.2%
Research and development cost	171,626	1.0%	214,343	1.4%
Total operating expenses	7,872,335	48.0%	7,750,696	51.6%

Income (loss) from operations	408,760	2.5%	(1,838,706)	-12.2%
Other income and (expenses)
Interest expense	(111,360)	-0.7%	(174,611)	-1.2%
Interest income	301,068	1.8%	280,974	1.9%
Loss on foreign currency exchange transactions	(6,811)	0.0%	(286,917)	-1.9%
Other income	47,677	0.3%	17,670	0.1%
Total other income (expenses)	230,574	1.4%	(162,884)	-1.1%

Net income (loss) before income taxes	639,334	3.9%	(2,001,590)	-13.3%
Income tax provision	(105,126)	-0.6%	(215,775)	-1.4%
Net income (loss)	534,208	3.3%	(2,217,365)	-14.8%
Non-controlling interest	(371,239)	-2.3%	(139,923)	-0.9%
Net income (loss) attributable to NetSol	$162,969	1.0%	$(2,357,288)	-15.7%

Net income (loss) per share:
Net income (loss) per common share
Basic	$0.01		$(0.21)
Diluted	$0.01		$(0.21)

Weighted average number of shares outstanding
Basic	11,906,981		11,429,695
Diluted	11,926,869		11,429,695

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

					Favorable	Favorable	Total
					(Unfavorable)	(Unfavorable)	Favorable
	For the Three Months				Change in	Change due to	(Unfavorable)
	Ended September 30,				Constant	Currency	Change as
	2026	%	2025	%	Currency	Fluctuation	Reported

Net Revenues:	$16,412,460	100.0%	$15,011,923	100.0%	$1,469,353	$(68,816)	$1,400,537

Cost of revenues:	8,131,365	49.5%	9,099,933	60.6%	1,051,509	(82,941)	968,568

Gross profit	8,281,095	50.5%	5,911,990	39.4%	2,520,862	(151,757)	2,369,105

Operating expenses:	7,872,335	48.0%	7,750,696	51.6%	(92,968)	(28,671)	(121,639)

Income (loss) from operations	$408,760	2.5%	$(1,838,706)	-12.2%	$2,427,894	$(180,428)	$2,247,466

Net revenues for the three months ended September 30, 2026 and 2025 are broken out among the segments as follows:

	2026		2025
	Revenue	%	Revenue	%

North America	$2,646,710	16.1%	$2,108,363	14.0%
Europe	2,545,470	15.5%	3,304,317	22.0%
Asia-Pacific	11,220,280	68.4%	9,599,243	63.9%
Total	$16,412,460	100.0%	$15,011,923	100.0%

Revenues

License fees

License fees for the three months ended September 30, 2026 were $549,263 compared to $72,225 for the three months ended September 30, 2025, reflecting an increase of $477,038 or $479,610 on a constant currency basis. During the three months ended September 30, 2026, we recognized approximately $461,468 of software license revenue associated with the capping of the number of contracts of an existing customer agreement for our TranscendTM software platform, and approximately $86,518 for the renewal of our TranscendTM software with another existing customer. Revenue associated with maintenance and support services under the arrangement will continue to be recognized over the contractual service period.

Subscription and support

Subscription and support fees for the three months ended September 30, 2026, were $9,505,208 compared to $8,960,555 for the three months ended September 30, 2025, reflecting an increase of $544,653 with an increase in constant currency of $638,973. Subscription and support fees begin once a customer has “gone live” with our product and are recurring in nature. We anticipate these fees to increase over time as we implement our TranscendTM products.

Services

Services income for the three months ended September 30, 2026, was $6,357,989 compared to $5,979,143 for the three months ended September 30, 2025, reflecting an increase of $378,846, with an increase in constant currency of $350,770. Services revenue increased compared to the prior year period, primarily due to the timing and composition of the current implementation projects.

Gross Profit

The gross profit was $8,281,095 for the three months ended September 30, 2026, compared with $5,911,990 for the three months ended September 30, 2025. This is an increase of $2,369,105 with an increase in constant currency of $2,520,862. The gross profit percentage for the three months ended September 30, 2026, also increased to 50.5% from 39.4% for the three months ended September 30, 2025. The cost of sales was $8,131,365 for the three months ended September 30, 2026, compared to $9,099,933 for the three months ended September 30, 2025, for a decrease of $968,568 and on a constant currency basis a decrease of $1,051,509. As a percentage of sales, cost of sales decreased from 60.6% for the three months ended September 30, 2025, to 49.5% for the three months ended September 30, 2026.

Salaries and consultant fees decreased by $712,909 from $6,964,526 for the three months ended September 30, 2025, to $6,251,617 for the three months ended September 30, 2026, and on a constant currency basis decreased by $835,355. The decrease is due to capitalization of internally developed software. As a percentage of sales, salaries, and consultant expenses decreased from 46.4% for the three months ended September 30, 2025, to 38.1% for the three months ended September 30, 2026.

Travel expenses were $350,050 for the three months ended September 30, 2026, compared to $498,172 for the three months ended September 30, 2025, for a decrease of $148,122 with a decrease in constant currency of $149,328. As a percentage of sales, travel expense decreased from 3.3% for the three months ended September 30, 2025, to 2.1% for the three months ended September 30, 2026. Travel expenses decreased due to less travel associated with new customer implementation projects.

Depreciation and amortization expense increased to $216,356 compared to $208,731 for the three months ended September 30, 2025, or an increase of $7,625 and on a constant currency basis an increase of $2,013.

Other costs were $1,313,342 for the three months ended September 30, 2026, compared to $1,428,504 for the three months ended September 30, 2025, or a decrease of $115,162, and on a constant currency basis, a decrease of $68,839.

Operating Expenses

Operating expenses were $7,872,335 for the three months ended September 30, 2026, compared to $7,750,696 for the three months ended September 30, 2025, for an increase of $121,639 and on a constant currency basis an increase of $92,968. As a percentage of sales, it decreased from 51.6% for the three months ended September 30, 2025 to 48.0% at September 30, 2026. The increase in operating expenses was primarily due to increases in the provision for doubtful accounts, salaries and wages, other general and administrative expenses, offset by a decrease in selling and marketing expenses and research and development cost.

Selling and marketing expenses were $2,823,967 for the three months ended September 30, 2026, compared to $3,116,953 for the three months ended September 30, 2025, for a decrease of $292,986 and on a constant currency basis a decrease of $272,105. The decrease is mainly due to decreases in travel of approximately $158,021. Other marketing expenses decreased by approximately $178,984 due to the decrease in advertising and marketing events offset by increase in salaries and consultants of approximately $43,659.

General and administrative expenses were $4,876,742 for the three months ended September 30, 2026, compared to $4,419,400 for the three months ended September 30, 2025, or an increase of $457,342 and on a constant currency basis an increase of $411,267. During the three months ended September 30, 2026, salaries increased by $121,770 and increased by $95,459 on a constant currency basis, bad debt expense increased by $114,377 and increased by $112,092 on a constant currency basis, and other general and administrative expenses increased by $221,195 and increased by $203,716 on a constant currency basis.

Research and development cost was $171,626 for the three months ended September 30, 2026, compared to $214,343 for the three months ended September 30, 2025, for a decrease of $42,717 and on a constant currency basis a decrease of $46,194.

Income/Loss from Operations

Income from operations was $408,760 for the three months ended September 30, 2026, compared to a loss of $1,838,706 for the three months ended September 30, 2025. This represents an increase in income of $2,247,466 with an increase of $2,427,894 on a constant currency basis for the three months ended September 30, 2026, compared with the three months ended September 30, 2025. As a percentage of sales, income from operations was 2.5% for the three months ended September 30, 2026, compared to a loss of 12.3% for the three months ended September 30, 2025.

Other Income and Expense

Other income was $230,574 for the three months ended September 30, 2026, compared to other expense of $162,884 for the three months ended September 30, 2025. This represents an increase in other income of $393,458 with an increase of $388,247 on a constant currency basis. The increase is primarily due to the foreign currency exchange transactions. The majority of the contracts with NetSol PK are either in U.S. dollars or Euros; therefore, the currency fluctuations will lead to foreign currency exchange gains or losses depending on the value of the PKR compared to the U.S. dollar and the euro. During the three months ended September 30, 2026, we recognized a loss of $6,811 in foreign currency exchange transactions compared to a loss of $286,917 for the three months ended September 30, 2025. During the three months ended September 30, 2026, the value of the U.S. dollar decreased 0.4% and the euro decreased 1.0%, compared to the PKR. During the three months ended September 30, 2025, the value of the U.S. dollar decreased 0.6% and the euro decreased 0.7%, compared to the PKR.

Non-controlling Interest

For the three months ended September 30, 2026, the net income attributable to non-controlling interest was $371,239, compared to $139,923 for the three months ended September 30, 2025. The increase is mainly due to the increase in net income of NetSol PK.

Net income (loss) attributable to NetSol

The net income was $162,969 for the three months ended September 30, 2026, compared to a net loss of $2,357,288 for the three months ended September 30, 2025. This is an increase of $2,520,257 with an increase of $2,609,955 on a constant currency basis, compared to the prior year. For the three months ended September 30, 2026, net income per share was $0.01 for basic and diluted shares compared to a net loss per share of $0.21 for basic and diluted shares for the three months ended September 30, 2025.

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

Stock-based compensation expense: We have excluded the effect of stock-based compensation expense from non-GAAP adjusted EBITDA. Although stock-based compensation expense is calculated in accordance with current GAAP and constitutes an ongoing and recurring expense, such expense is excluded from non-GAAP results because it is not an expense which generally requires cash settlement by NetSol, and therefore is not used by us to assess the profitability of our operations. We also believe the exclusion of stock-based compensation expense provides a more useful comparison of our operating results to the operating results of our peers.

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

Non-controlling interest: We add back the non-controlling interest in calculating gross adjusted EBITDA and then subtract out the income taxes, depreciation and amortization and net interest expense attributable to the non-controlling interest to arrive at an adjusted EBITDA attributable to NetSol.

Our reconciliation of the non-GAAP financial measures of EBITDA and adjusted EBITDA to the most comparable GAAP measures for the three months ended September 30, 2026 and 2025 are as follows:

	For the Three Months
	Ended September 30,
	2026	2025

Net Income (loss) attributable to NetSol	$162,969	$(2,357,288)
Non-controlling interest	371,239	139,923
Income taxes	105,126	215,775
Depreciation and amortization	332,284	324,606
Interest expense	111,360	174,611
Interest (income)	(301,068)	(280,974)
EBITDA	$781,910	$(1,783,347)
Add back:
Currency exchange (gain) loss	6,811	286,917
Non-cash stock-based compensation	102,900	145,400
Adjusted EBITDA, gross	$891,621	$(1,351,030)
Less non-controlling interest (a)	(406,674)	(305,661)
Adjusted EBITDA, net	$484,947	$(1,656,691)

(a)The reconciliation of adjusted EBITDA of non-controlling interest to net income attributable to non-controlling interest is as follows

Net Income (loss) attributable to non-controlling interest	$371,239	$139,923
Income Taxes	25,391	39,805
Depreciation and amortization	72,671	75,085
Interest expense	33,855	48,827
Interest (income)	(93,372)	(79,772)
EBITDA	$409,784	$223,868
Add back:
Currency exchange (gain) loss	(3,110)	81,793
Non-cash stock-based compensation	-	-
Adjusted EBITDA of non-controlling interest	$406,674	$305,661

LIQUIDITY AND CAPITAL RESOURCES

Our cash position was $19,697,789 at September 30, 2026, compared to $27,123,955 at June 30, 2026.

Net cash used in operating activities was $5,556,001 for the three months ended September 30, 2026, compared to net cash provided by operating activities of $5,303,561 for the three months ended September 30, 2025. The decrease in operating cash flows was primarily attributable to changes in working capital. During the three months ended September 30, 2026, contract liabilities decreased by $3.4 million compared to an increase of $0.7 million in three months ended September 30, 2025, resulting in a significant year-over-year impact in operating cash flows. Operating cash flows were also impacted from a $2.6 million increase in contract assets during the three months ended September 30, 2026 compared to a $4.3 million decrease in three months ended September 30, 2025 and a decrease in accounts payable and accrued expenses of $1.5 million for the three months ended September 30, 2026 compared to an increase in accounts payable of $1.2 million for the three months ended September 30, 2026. These unfavorable changes were partially offset by a $1.1 million decrease in accounts receivable during the three months ended September 30, 2026 compared to a $1.2 million decrease in the three months ended September 30, 2025.

At September 30, 2026, we had current assets of $51,979,898 and current liabilities of $22,856,793. We had accounts receivable of $9,144,194 at September 30, 2026, compared to $10,286,342 at June 30, 2026. We had contract assets of $21,460,654 at September 30, 2026, compared to $18,707,582 at June 30, 2026, of which $2,483,199 and $2,467,018 are shown as long-term as of September 30, 2026, and June 30, 2026, respectively. The long-term portion was discounted by $343,247 and $373,219 at September 30, 2026, and June 30, 2026, respectively, using the discounted cash flow method with interest rates ranging from 4.5% to 6.6%, for the period ended September 30, 2026 and June 30, 2026.

During the three months ended September 30, 2026, our contract assets were reclassified to accounts receivable pursuant to billing requirements detailed in each contract. The combined totals for accounts receivable and contract assets increased by $1,610,924 from $28,993,924 at June 30, 2026, to $30,604,848 at September 30, 2026. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $7,276,077 and $8,139,155, respectively, at September 30, 2026. Accounts payable and accrued expenses, and current portions of loans and lease obligations amounted to $8,708,029 and $8,187,170, respectively, at June 30, 2026. The average days sales outstanding for the three months ended September 30, 2026, and 2025 were 167 and 147 days, respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and contract assets.

Net cash used in investing activities amounted to $1,930,896 for the three months ended September 30, 2026, compared to $443,198 for the three months ended September 30, 2025. We had net purchases of property and equipment of $929,415 compared to $468,594 for the comparable period last fiscal year. We invested $1,001,481 in capitalization of software development costs for the three months ended September 30, 2026 compared to $nil in the prior period.

Net cash used in financing activities was $99,006 compared to net cash provided by financing activities $191,218, for the three months ended September 30, 2026, and 2025, respectively. During the three months ended September 30, 2025, we received bank proceeds of $242,421. During the three months ended September 30, 2026, we had net payments for bank loans and capital leases of $119,298 compared to $115,350 for the three months ended September 30, 2025. Employees of our subsidiary, NetSol PK, exercised 72,370 options of common stock for $20,292 during the quarter ended September 30, 2026. Employees of our subsidiary, NetSol PK, exercised 278,455 options of common stock for $76,567, of which $64,147 was received during the quarter ended September 30, 2025 and $12,420 was received during the fiscal year ended June 30, 2025. We are operating in various geographical regions of the world through our various subsidiaries. Those subsidiaries have financial arrangements from various financial institutions to meet both their short- and long-term funding requirements. These loans will become due at different maturity dates as described in Note 15 of the financial statements. We are in compliance with the covenants of the financial arrangements and there is no default that may lead to early payment of these obligations. We anticipate paying back all these obligations on their respective due dates.

As a growing company, we have ongoing capital expenditure requirements to support our short-term and long-term business plans. Over the next 12 months, we expect to incur approximately $3.0 to $3.5 million in capital expenditures across our APAC, U.S. and European operations.

We typically fund the cash requirements for our operations in the U.S. through our license, services, and maintenance agreements, intercompany charges for corporate services, and through the exercise of options. As of September 30, 2026, we had approximately $19.7 million of cash, cash equivalents and marketable securities of which approximately $18.9 million is held by our foreign subsidiaries. As of June 30, 2026, we had approximately $27.1 million of cash, cash equivalents and marketable securities, of which approximately $26.5 million is held by our foreign subsidiaries.

Financial Covenants

The following tables present financial covenants associated with our borrowings.

Subsidiary	Bank / Facility	Facility Amount	Key Financial Covenants / Conditions

NTE (UK)	Overdraft facility	£300,000 ($400,000)	Eligible trade receivables (≤90 days old, net of provisions, excluding intercompany) must be at least 200% of the facility balance
NetSol PK	Askari Bank – Export refinance	PKR 600 million ($2,166,221)
NetSol PK	Askari Bank – Running finance	PKR 4.1 million ($14,625)
NetSol PK	Habib Metro – Export refinance	PKR 1.3 billion ($4,693,480)	Long-term debt-to-equity ratio of 60:40; Current ratio of at least 1:1
NetSol PK	Bank Al-Habib – Export refinance	PKR 400 million ($1,444,148)
NetSol PK	Bank of Punjab – Export refinance	PKR 200 million ($722,074)
NetSol PK	Samba Bank – Export refinance	PKR 380 million ($1,371,940)	Current ratio ≥ 1:1; Interest coverage ≥ 4x; Leverage ratio ≤ 2x; Debt service coverage ≥ 4x

As of the date of this report, we are in compliance with the financial covenants associated with our borrowings. The maturity dates of the borrowings of respective subsidiaries may accelerate if they do not comply with these covenants. In case of any change in control in subsidiaries, they may have to repay their respective credit facilities.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)).

PART II OTHER INFORMATION

Item 1. Legal Proceedings

NA

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2026, filed with the SEC on September 28, 2026. Any of such factors could result in a significant or material adverse effect on our results of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended September 30, 2026, none of the Company’s directors or officers have adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended. The Company’s insider trading policy is contained in our Code of Ethics, which has been filed as an exhibit to our Form 10K and is available on our website at https://ir.netsoltech.com/governance-docs.

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

NETSOL TECHNOLOGIES, INC.

Date:	November 12, 2026	/s/ Najeeb U. Ghauri
NAJEEB U. GHAURI
Chief Executive Officer

Date:	November 12, 2026	/s/Sardar Muhammad Abubakr
SARDAR MUHAMMAD ABUBAKR
Chief Financial Officer
Principal Financial Officer

Date:	November 12, 2026	/s/Roger K. Almond
ROGER K. ALMOND
Chief Accounting Officer
Principal Accounting Officer

Page 46